Form 10-K
period 2020-12-31
Stone Point Credit Corp
filed 2021-03-30
CIK 1825384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-56209

Stone Point Credit Corporation

(Exact name of registrant as specified in its charter)

Delaware

(State of Incorporation)

20 Horseneck Lane

Greenwich, Connecticut 06830

(Address of principal executive offices)

85-3149929

(I.R.S. Employer Identification No.)

(203) 862-2900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer had 4,255,319 shares of common stock, $0.001 par value per share, outstanding as of March 19, 2021.

Stone Point Credit Corporation

FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 2020

Summary of Risk Factors

Investing in the Company’s common stock (the “Common Stock”) involves a high degree of risk. Some, but not all, of the risks and uncertainties that the Company faces are summarized below. Please refer to Item 1A for a more fulsome description of each risk.

Risks Relating to the Company’s Business and Structure

•	The Company has little operating history.

•	The success of the Company depends in substantial part on the experience and expertise of the Adviser and its Investment Team.

•	Legal, tax and regulatory changes could occur that may adversely affect the Company at any time during its term.

•	The business of identifying and structuring investments of the types contemplated by the Company is highly competitive and involves a high degree of uncertainty.

•	The Company’s investments are subject to the risks of investing in the financial services industry.

•	Certain sectors targeted by the Company are highly cyclical and subject to significant fluctuation.

•	Economic recessions or downturns could impair the portfolio companies, and defaults by the portfolio companies will harm the Company’s operating results.

•	Brexit is likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time.

•	The information and technology systems of the Company, the Adviser and their respective service providers may be vulnerable to cyber-attacks.

•	The Common Stock is an illiquid investment for which there is not a secondary market nor is it expected that any such secondary market will develop in the future.

•	Shareholders may be subject to significant adverse consequences in the event such a Shareholder defaults on its capital commitment to the Company.

•	Employees of the Adviser may serve as directors of some portfolio companies and, as such, may have duties to persons other than the Company, including other shareholders of such portfolio companies.

•

The Adviser will not assume any responsibility to the Company other than to render the services described in its Investment Advisory Agreement with the Company, and it will not be responsible for any action of the Board in declining to follow the Adviser’s advice or recommendations.

•

As a BDC, the 1940 Act prohibits the Company from acquiring any assets other than certain qualifying assets unless, at the time of and after giving effect to such acquisition, at least 70% of the Company’s total assets are qualifying assets.

•

If the Company does not maintain its status as a BDC, the Company might be regulated as a closed-end investment company under the 1940 Act, which would subject it to substantially more regulatory restrictions and correspondingly decrease the Company’s operating flexibility.

•	The Company is and will remain an “emerging growth company” as defined in the JOBS Act.

•	As a public entity, the Company is subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act.

•

The Company intends to qualify as a RIC under Subchapter M of the Code. To qualify for and maintain RIC tax treatment under the Code, the Company must meet, amongst other requirements, requirements related to annual distributions, source of income and asset diversification.

•	Certain of the Company’s debt investments may contain provisions providing for the payment of PIK interest.

•	The Company is subject to certain restrictions imposed by ERISA.

•	Shareholders may experience dilution.

•

The net asset value and liquidity, if any, of the market for shares of the Common Stock may be significantly affected by numerous factors, some of which are beyond the Company’s control and may not be directly related to the Company’s operating performance.

•	The Board may be authorized to issue shares of preferred stock in one or more series without Shareholder approval, which could potentially adversely affect the interests of existing Shareholders.

•	The amount of any distributions the Company may make on the Common Stock is uncertain.

•	The Company’s business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities.

•

The Company intends to operate as a non-diversified investment company within the meaning of the 1940 Act, which means that the Company will not be limited by the 1940 Act with respect to the proportion of its assets that it may invest in a single issuer.

•

There can be no assurance that there will be a sufficient number of suitable investment opportunities satisfying the investment objectives of the Company to enable the Company to invest all of its committed capital, or that such investment opportunities will lead to completed investments by the Company.

•

Company may co-invest in portfolio companies with third parties (including, in certain circumstances, investment funds, accounts and investment vehicles managed by the Adviser and its affiliates) through partnerships, joint ventures or other arrangements.

•

The Company may make minority investments, or may make investments in “club” deals alongside entities sponsored by other private credit or private equity firms, in portfolio companies where the Company may not have the right to appoint a director or otherwise be able to control or effectively influence the business or affairs of such entities.

•	The Company may make follow-on investments in certain portfolio companies or have the opportunity to increase an investment in certain portfolio companies.

•	The Company may, subject to the limitations described herein, incur leverage in connection with its operations, collateralized by its assets and/or capital commitments.

•	General interest rate fluctuations may have a substantial negative impact on the Company’s investments, the value of the Company’s common stock and the Company’s rate of return on invested capital.

•

Changes in the method pursuant to which LIBOR is determined, or a discontinuation of LIBOR, may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.

•

In connection with certain portfolio investments, the Company may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates.

Risks Relating to the Company’s Investments

•	The Company expects to invest primarily by making loans.

•	The Company will acquire a significant percentage of its portfolio company investments from privately held companies in directly negotiated transactions.

•	Investments in private and middle-market companies involves a number of significant risks.

•	The Company’s investment portfolio may contain securities or instruments issued by publicly held companies.

•

The Company will accept subscriptions and will maintain books and records in dollars although the Company may invest a portion of capital outside of the United States (and in various foreign currencies).

•

The Company’s investments will be subject to various risks, particularly the risk that the Company will be unable to realize their investment objectives by sale or other disposition at attractive prices or be unable to complete any exit strategy.

•

Investing in the Company presents certain risks, including, but not limited to, risks associated with: credit, investments in loans, “higher-yielding” debt securities, stressed and distressed investments, investments in public companies, credit ratings, prepayment, and interest rates.

General Risk Factors

•	General economic conditions may affect the Company’s activities.

•	The Company is currently operating in a period of capital markets disruption, significant volatility and economic uncertainty.

•	The outbreak of COVID-19 has caused, and for an unknown period of time, will continue to cause, disruptions in global debt and equity markets and economies in regions in which the Company operates.

•	Portfolio investments may be affected by force majeure events.

PART I.

Item 1. Business

The Company – Stone Point Credit Corporation

Stone Point Credit Corporation (the “Company”) is structured as an externally managed, non-diversified closed-end management investment company focused on lending to middle market companies. The Company was formed as a Delaware limited liability company on September 8, 2020. On December 1, 2020, in connection with its election to be regulated as a BDC, the Company changed its name and converted to Stone Point Credit Corporation, a Delaware corporation, and the member of Stone Point Capital Credit LLC became the sole Shareholder of Stone Point Credit

Corporation (the “BDC Conversion”). The Company elected to be treated as a BDC under the 1940 Act. In addition, for tax purposes the Company intends to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for the year ended December 31, 2020.

The Company seeks to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Though no assurance can be given that the Company’s investment objective will be achieved, and investment results may vary substantially on a monthly, quarterly and annual basis. Stone Point Credit Adviser LLC (the “Adviser”) believes that the Company’s investment objective can be achieved by primarily investing in senior secured debt, including first lien, second lien and unitranche debt, or unsecured loans and, to a lesser extent, subordinated loans, mezzanine loans and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The Company may invest without limit in originated or syndicated debt.

The instruments in which the Company will invest typically are not rated by any rating agency, but the Adviser believes that if such instruments were rated, they would be below investment grade, which is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Investments that are rated below investment grade are sometimes referred to as “high yield bonds,” “junk bonds” or “leveraged loans.” Therefore, the Company’s investments may result in an above average amount of risk and volatility or loss of principal.

The Adviser believes that the current market environment presents an attractive investment opportunity for a newly capitalized entrant, such as the Company, which is unencumbered by legacy investments. The Adviser believes the middle market direct lending sector will experience a period of stress over the coming years due to the impact of COVID-19 and that credit impairments for legacy direct lenders, combined with strong demand for new loans from the private equity industry, will present an attractive opportunity for newly capitalized middle market direct lenders unencumbered by legacy portfolio issues. In addition to favorable market dynamics, the Adviser believes the Investment Team’s extensive network of contacts and targeted outbound search model, combined with Stone Point’s reputation and record as a leader in investing in the financial services industry, will provide the Company with a significant competitive advantage in sourcing attractive investment opportunities.

The Adviser – Stone Point Credit Adviser LLC

Subject to the supervision of the Board of Directors (the “Board”), pursuant to an investment advisory agreement between the Company and the Adviser (the “Investment Advisory Agreement”), the Adviser manages the day-to-day operations of the Company and provides the Company with investment advisory and management services. The Adviser is an affiliate of Stone Point Capital LLC (“Stone Point” or the “firm”), which is a privately-held firm specializing in investments within the global financial services industry with an investment track record of over 20 years and more than $27 billion in assets under management. The Adviser, an affiliate of Stone Point, manages more than $2.6 billion in assets under management across the credit platform. Stone Point has significant experience investing in both the private equity and credit sectors.

Pursuant to a resource sharing agreement between Stone Point and the Adviser (the “Resource Sharing Agreement”), Stone Point makes the investment professionals on the Stone Point credit investment team (the “Stone Point Credit Investment Team”) available to the Adviser for purposes of originating and identifying investment opportunities, conducting research and due diligence on prospective investments, analyzing and underwriting investment opportunities, structuring investments and monitoring and servicing the Company’s investments in accordance with the services provided by the Adviser under the Investment Advisory Agreement (“Credit Activities”). On an as needed basis, certain other investment professionals on the Stone Point private equity investment team (together with the Stone Point Credit Investment Team, the “Investment Team”) will contribute a portion of their time, effort and expertise to support Credit Activities. The Stone Point Credit Investment Team employs a blend of top-down and bottom-up analysis. The senior members of the Stone Point Credit Investment Team have been actively involved in the alternative credit investing market for many years and have built strong relationships with private equity sponsors, banks and financial intermediaries. As of December 31, 2020, the Investment Team was comprised of approximately 64 investment professionals. A substantial majority of the Investment Team is focused in the private equity markets; however, Stone Point intends to continue to expand the dedicated Stone Point Credit Investment Team to support the ongoing growth of the BDC and expansion of Credit Activities. In addition, the Investment Team is supported by finance, operational, administrative, compliance, investor relations and business development professionals. These individuals may have additional responsibilities other than those relating to the Company, including other credit products sponsored by Stone Point Credit and private equity products sponsored by Stone Point, but will allocate a portion of their time in support of the Company’s business and investment objective. In addition, the Adviser believes that it has access to the assistance of Stone Point’s experienced personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. The Company expects to benefit from the support provided by these personnel in its operations.

The Adviser’s investment committee servicing the Company is comprised of James D. Carey, Charles A. Davis, Stephen Friedman, David J. Wermuth and Nicolas D. Zerbib (the “Investment Committee”), who bring substantial private equity, investment banking, insurance, government and executive management experience and also serve as the Investment Committee for the private equity funds raised and managed by Stone Point (the “Stone Point Funds”). This group has had primary responsibility for managing the Stone Point Funds since 1998. The Investment Committee is responsible for making all investment and disposition decisions subject to the supervision of the Board, a majority of which is made up of Independent Directors.

The Adviser believes that the Investment Team’s and Investment Committee’s extensive network of contacts, which includes financial sponsors, debt investors, banks and specialty lenders, as well as the Adviser’s targeted outbound search model and its reputation and record as a leader in investing in the financial services industry, will provide the Company with a significant competitive advantage in sourcing, diligencing and underwriting attractive investment opportunities. Stone Point has created a network in sourcing, monitoring and workouts/restructuring that may be utilized by the Company as needed in managing the Company’s investments.

The Board of Directors

The Company’s business and affairs are managed under the direction of its Board. The Board consists of five members, three of whom are not “interested persons” of the Company, the Adviser or their respective affiliates as defined in Section 2(a)(19) of the 1940 Act. These individuals are referred to as the “Independent Directors.” The Independent Directors compose a majority of the Board. Directors who are “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser are referred to herein as “Interested Directors.” The Board elects the Company’s officers, who serve at the discretion of the Board. The responsibilities of the Board include quarterly determinations of fair value of the Company’s assets, corporate governance activities, oversight of the Company’s financing arrangements and oversight of the Company’s investment activities.

History of Stone Point Capital

Stone Point has a history of successfully investing in the global financial services industry over a period of more than 30 years. The platform began in 1985 and operated as MMC Capital under the ownership of Marsh & McLennan Companies, Inc. until 2005. Current managing directors of Stone Point led the management of MMC Capital from 1998 until 2005, when they formed Stone Point to acquire the business from Marsh & McLennan. Between 1985 and 1993, Stone Point continued to execute a strategy of investing in property & casualty underwriting businesses on an opportunistic basis as market opportunities were identified. In 1994, Stone Point formed its first private equity fund, Trident I, with committed capital to invest in underwriting companies operating principally within the insurance industry. During the last 20 years, the scope of investment activities has broadened to include other financial services companies, including companies in the following sectors: insurance distribution, insurance services, life insurance underwriting, property & casualty insurance underwriting, insurance run-off, depository institutions, outsourcing service providers, specialty finance and non-bank lenders, real estate finance and services, managed care and healthcare services, asset management and distribution, and broker dealers and merchant trading. Stone Point’s expertise, reputation and contacts have enabled it to identify, evaluate and respond quickly to market opportunities, and to work actively in partnership with managers to enhance the value of portfolio companies in numerous segments within the financial services industry.

Investment Objective and Strategy

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Company seeks to invest primarily in senior secured or unsecured loans and, to a lesser extent, subordinated loans, mezzanine loans and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity.

The Company generally expects to invest in middle market companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $30 million and $125 million annually, and/or annual revenue of $75 million to $1.5 billion. Typical middle market senior loans may be issued by middle market companies in the context of leveraged buyouts, acquisitions, debt refinancings, recapitalizations, and other similar transactions. Notwithstanding the foregoing, the Adviser may determine whether companies qualify as “middle market” in its sole discretion, and the Company may from time to time invest in larger or smaller companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. The Company’s target credit investments will typically have maturities between 3 and 6 years and generally range in size between $20 million and $100 million. The investment size will vary with the size of the Company’s capital base. The Company has adopted a non-fundamental policy to invest, under normal market conditions, at least 75% of the value of its total assets (measured at the time of each such investment taking into account certain initial assumptions regarding the expected amount of total assets of the Company once fully invested) in portfolio companies that are in the financial services, business services, software and technology or healthcare services sectors. The remaining 25% of the value of the Company’s total assets (measured at the time of each such investment taking into account certain initial assumptions regarding the expected amount of total assets of the Company once fully invested) may be invested across a wide range of sectors (although the Company expects to avoid businesses which at the time of the Company’s investment participate in certain sectors such as payday lending, pawn shops, automobile title and tax refund anticipation loans, credit repair services, strip mining, drug paraphernalia, marijuana related businesses, tax evasion gaming and pornography).

The Company expects to generate revenues primarily through receipt of interest income from its investments. In addition, the Company may generate income from capital gains on the sales of loans and debt and equity related securities and various loan origination and other fees and dividends on direct equity investments.

As a BDC, the Company must invest at least 70% of its assets in “qualifying assets,” which may include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all U.S. private operating companies and small U.S. public operating companies with a market capitalization of less than $250 million. See “Item 1. Business – Qualifying Assets.”

Market Opportunity and Competitive Advantages

The Adviser believes the Company presents an attractive investment opportunity for several reasons:

Increasing Demand for Debt Capital. Private equity sponsors have unprecedented levels of capital available for investment, which the Adviser believes will continue to drive demand for direct lending over the coming years as private equity firms seek to deploy capital through leveraged buyouts. The Company believes this dynamic, coupled with the Adviser’s strong relationships in the middle market, will provide significant investment opportunities for the Company.

Near-Term Reduction in Competition from Legacy Non-Bank Lenders. Due to the impacts resulting from the COVID-19 pandemic, as well as relaxed underwriting standards in recent years, the Adviser believes that existing middle market direct lenders are likely to experience significant near-term stress due to disruptions to their portfolio companies’ businesses. Since the Global Financial Crisis, leverage multiples across middle market borrowers have increased significantly and EBITDA adjustments have become more prevalent, resulting in potentially understated “true” leverage levels. The Adviser believes the economic and financial impacts of COVID-19 may result in lower achievement of EBITDA adjustments and less cash flow, which is likely to exacerbate liquidity issues and credit losses over the coming years for existing middle market direct lenders.

The Adviser expects these credit issues to cause middle market lenders to focus on conserving capital to protect their existing portfolio and to limit capital deployment to new middle market direct lending opportunities. The Adviser expects that these capital constraints among legacy direct lenders will provide an opportunity for new market entrants, such as the Company, to pursue investments with attractive risk-adjusted returns.

Proactive Sourcing and Relationship-Driven Deal Flow. The Adviser believes that focusing its activities on proactive, outbound, multi-year searches produces higher quality investment opportunities. The Adviser seeks investment opportunities in sectors that it believes are attractive using a focused three-prong origination strategy. In sourcing investments for the Fund, the Adviser leverages (i) its dedicated team of origination professionals and Stone Point’s broker-dealer professionals focusing on sponsor communities and financial intermediaries within targeted sectors, (ii) its extensive network of private equity investment professionals, focused on more than 70 financial services-related end markets, and (iii) its longstanding relationships with commercial banks who may provide investment opportunities to the Company.

Disciplined Underwriting Process. The Adviser seeks investment opportunities that it believes are attractive using a rigorous “top down” and “bottom up” process. The Adviser regularly evaluates and selects sectors on which to focus based on an investment thesis (top down approach) and designates a team of investment professionals to identify leading companies and managers in these sectors (bottom up approach). For more than 70 identified sectors of the financial services industry, this process includes:

•	Firm-wide discussions to prioritize the identified sectors

•	Dedicating small teams of investment professionals to study these sectors

•	Interaction with industry experts and attendance at key industry conferences

•	Proactive outbound calling efforts and meetings with private equity sponsors and management teams

The Adviser employs a “triangulation” approach in evaluating the quality of a credit, focused on borrower characteristics, loan structure and quality of sponsorship. The Adviser generally seeks to invest in companies that are led by experienced management teams, have market-leading positions and high barriers to entry, and generate predictable free cash flow across market cycles. In structuring a loan, the Adviser is generally focused on determining appropriate leverage levels (with a significant focus on adjustments and free cash flow), ensuring sufficient minimum sponsor equity and seeking to mitigate downside risk through structural protections. Finally, the Adviser seeks to invest in companies with strong financial sponsor ownership, focused on underwriting a sponsor’s ability to support the borrower.

Sector Focus. The Company will make its investments primarily in sectors in which Stone Point has developed a longstanding network and can leverage real-time insights from private portfolio companies to provide a discernible origination and underwriting edge. The Adviser currently expects to focus the Company’s investments in the financial services, business services, software and technology, and healthcare services sectors. As a result of this specialization by the Investment Team at the Adviser, the Adviser believes that it is well positioned to source proprietary deals and evaluate a broad range of investments with a deep understanding of the market dynamics and cycles for these sectors.

Further, the Adviser believes the Company’s focus on the financial services, business services, software and technology, and healthcare services sectors will provide strong downside protection, given the low default rates in these industries, as well as Stone Point’s investment experience. The Company’s targeted sectors have performed well across market cycles, consistently generating lower cumulative default rates compared with non-financial sectors, which should contribute to enhanced risk adjusted returns.

Ability to Leverage Stone Point’s Highly Experienced Investment Team. The Adviser intends to utilize Stone Point’s significant resources and expertise throughout the life cycle of each investment to support the Stone Point Credit Investment Team’s Credit Activities. On an as-needed basis, certain other investment professionals will contribute a portion of their time, effort and expertise to support Credit Activities. Stone Point has a long, successful record of making investments and managing businesses in the financial services industry. Stone Point has raised eight private equity funds with an investment track record of over 25 years and a focus on investments in companies in the global financial services industry and related sectors. Stone Point Capital and its affiliates have invested in 26 asset management platforms over 15 years and Stone Point believes that its experience investing in and building businesses across a variety of credit strategies, positions the Company for success in the direct lending middle market. The Stone Point Credit Investment Team is responsible for making all investment and disposition recommendations to the Investment Committee. The Investment Committee will make all investment and disposition decisions, subject to Board oversight. As of December 31, 2020, the Investment Team is comprised of approximately 64 investment professionals (a substantial majority of whom are primarily focused in the private equity markets), operating partners and senior advisors who bring to Stone Point considerable experience with Stone Point and/or from other leading private equity, private debt, investment banking, financial services, corporate law, and accounting firms.

Highly Experienced Investment Committee. The Investment Committee for the Adviser is comprised of James D. Carey, Charles A. Davis, Stephen Friedman, David J. Wermuth and Nicolas D. Zerbib. The Investment Committee currently leads the investment activities of the Stone Point Funds, has worked together at Stone Point for approximately 20 years investing across multiple credit cycles and different investing environments and, previously, Mr. Davis and Mr. Friedman worked together for more than 20 years at Goldman Sachs.

•

Mr. Carey is a Managing Director at Stone Point. Prior to joining Stone Point, he was in the Financial Institutions Investment Banking Group at Merrill Lynch & Co. and prior to that time was an attorney with Kelley Drye & Warren LLP.

•

Mr. Davis is the Chief Executive Officer at Stone Point and the Chairman of the Investment Committees of the Trident Funds. He is a former Vice Chairman of Marsh & McLennan and the former head of the Financial Services Industry Group and head of Investment Banking Services worldwide at Goldman Sachs.

•

Mr. Friedman is the Chairman at Stone Point and is the former Chairman of Goldman Sachs, where he was instrumental in creating the firm’s principal investment business. He also previously served as Assistant to President George W. Bush for Economic Policy and Director of the National Economic Council.

•

Mr. Wermuth is a Managing Director and the General Counsel at Stone Point. Prior to joining Stone Point, he was an attorney specializing in mergers and acquisitions at Cleary, Gottlieb, Steen & Hamilton LLP and prior to that time an auditor for KPMG Peat Marwick.

•	Mr. Zerbib is a Managing Director at Stone Point. Prior to joining Stone Point, he was in the Financial Institutions Group at Goldman Sachs.

All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments. This senior management team is supported by a team of investment professionals, operating partners and senior advisors who bring to Stone Point considerable experience with Stone Point.

The following table sets forth the experience of Stone Point’s investment committee.

Stone Point Senior Investment Team	Years in Financial Services	Years at Stone Point
James D. Carey, Managing Director	27	24
Member of the Investment Committee
Charles A. Davis, Chief Executive Officer	30+	23
Chairman of the Investment Committee
Stephen Friedman, Chairman	30+	21
Member of the Investment Committee
David J. Wermuth, Managing Director, General Counsel	24	21
Member of the Investment Committee
Nicolas D. Zerbib, Managing Director	26	23
Member of the Investment Committee

Investment Advisory Agreement

The Company entered into the Investment Advisory Agreement dated December 1, 2020 with the Adviser. Pursuant to the Investment Advisory Agreement, the Adviser manages the Company’s day-to-day operations and provides the Company with investment advisory services. Among other things, the Adviser (i) determines the composition and allocation of the Company’s investment portfolio, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments made by the Company; (iii) performs due diligence on prospective portfolio companies; (iv) executes, closes, services and monitors the Company’s investments; (v) determines the securities and other assets that the Company will purchase, retain or sell; (vi) arranges financings and borrowing facilities for the Company and (vii) provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its fund and (viii) to the extent permitted under the 1940 Act and the Investment Advisers Act of 1940 (the “Advisers Act”), on the Company’s behalf, and in coordination with any sub-adviser and any administrator, provides significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance under the 1940 Act, including utilizing appropriate personnel of the Adviser to, among other things, monitor the operations of the Company’s portfolio companies, participate in board and management meetings, consult with and advise officers of portfolio companies and provide other organizational and financial consultation. The Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Adviser is generally free to furnish similar services to other entities so long as its performance under the Investment Advisory Agreement is not adversely affected.

Under the Investment Advisory Agreement, the Company pays the Adviser (i) a base management fee and (ii) an incentive fee as compensation for the investment advisory and management services it provides the Company thereunder.

Base Management Fee

The Company pays to the Adviser an asset-based fee (the “Management Fee”) for management services in an amount equal to an annual rate of 1.30% of the average value of the Company’s gross assets (excluding cash and cash equivalents) as of the last day of the most recently completed calendar quarter and the last day of the immediately preceding calendar quarter payable quarterly in arrears. The Management Fee for any partial quarter will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant calendar months or quarters.

Incentive Fee

Beginning on the fourth anniversary of the date on which Shareholders are required to fund their initial drawdown (the “Incentive Commencement Date”), the Company will pay the Adviser an incentive fee (“Incentive Fee”) as set forth below. The Incentive Fee will consist of two parts. The first part (the “Investment Income Incentive Fee”) will be calculated and payable following the Incentive Commencement Date on a quarterly basis, in arrears, and will equal 15% of “pre-incentive fee net investment income” for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.75% (i.e., 7% annualized) measured on a quarterly basis and a “catch-up” feature. For purposes of computing the initial installment of the Investment Income Incentive Fee, if the Incentive Commencement Date does not fall on the first day of a calendar quarter, then the initial payment of the Investment Income Incentive Fee shall be payable for the period that commences on the Incentive Commencement Date through the last day of the first complete calendar quarter immediately following the Incentive Commencement Date and, thereafter, at the end of each subsequent calendar quarter as described above. The second part (the “Capital Gains Incentive Fee”) will be an annual fee that will also commence with the period beginning on the Incentive Commencement Date and will be determined and payable following the Incentive Commencement Date, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 15% of realized capital gains, if any, determined on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees. For the purpose of computing the Capital Gains Incentive Fees, the calculation methodology will look through derivative financial instruments or swaps as if the Company owned the reference assets directly.

Pre-incentive fee net investment income means interest income, dividend income and any other income accrued during the calendar quarter, minus operating expenses for the quarter, including the base Management Fee, expenses payable to the Administrator under the Administration Agreement, any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding (x) the Incentive Fee and (y) any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that the Company has not yet received in cash. The Adviser is not obligated to return to the Company the Incentive Fee it receives on PIK interest that is later determined to be uncollectible in cash.

The following is a graphical representation of the calculation of the income incentive fee:

Incentive Fee on

Pre-Incentive Fee Net Investment Income

Beginning on the Incentive Commencement Date

(expressed as a percentage of average adjusted capital)

Percentage of Pre-Incentive Fee Net Investment Income

Allocated to Quarterly Incentive Fee

The second component of the Incentive Fee is the Capital Gains Incentive Fee. The Capital Gains Incentive Fee is payable at the end of each calendar year in arrears and equals, commencing on the Incentive Commencement Date, 15.0% of cumulative realized capital gains, net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the Incentive Commencement Date to the end of each calendar year. Each year, the Capital Gains Incentive Fee will be paid net of the aggregate amount of any previously paid Capital Gains Incentive Fee for prior periods. The Company will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated. For the sole purpose of calculating the Capital Gains Incentive Fee, the cost basis as of the Incentive Commencement Date for all of the Company’s investments made prior to the date of the Exchange Listing will be equal to the fair market value of such investments as of the last day of the calendar quarter in which the date of the Exchange Listing occurs; provided, however, that in no event will the Capital Gains Incentive Fee payable pursuant to the Investment Advisory Agreement exceed the amount permitted by the Advisers Act, including Section 205 thereof.

Indemnification

Pursuant to the Investment Advisory Agreement, the Adviser and its directors, officers, shareholders, members, agents, representatives, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of the Adviser will not be liable to the Company for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. The Company will also agree to indemnify, defend and protect the Adviser and its directors, officers, shareholders, members, agents, representatives, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of the Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of the Adviser not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties.

The Administrator

Stone Point Credit Adviser LLC also serves as the administrator of the Company (in such capacity, the “Administrator”). Subject to the supervision of the Board, the Administrator provides the administrative services necessary for the Company to operate and the Company will utilize the Administrator’s office facilities, equipment and recordkeeping services. The Company will reimburse the Administrator for all reasonable costs and expenses incurred by the Administrator in providing these services, facilities and personnel, as provided by the administration agreement by and between the Company and the Administrator (the “Administration Agreement”). There will be no separate fee paid in connection with the services provided under the Administration Agreement. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties, and the Company will reimburse the expenses of these parties incurred directly and/or paid by the Administrator on the Company’s behalf.

The Administration Agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Administrator and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Administrator’s services under the Administration Agreement or otherwise as our administrator.

Expenses

The Company’s primary operating expenses include the payment of fees to the Adviser under the Investment Advisory Agreement, the Company’s allocable portion of overhead expenses under the Administration Agreement, and all other costs and expenses relating to the Company’s operations and transactions, including: operational and organizational costs; the costs of any public offerings of the Company’s Common Stock and other securities, including registration and listing fees; the cost of calculating the Company’s net asset value, including the cost and expenses of third-party valuation services; fees and expenses payable to third parties relating to evaluating, making and disposing of investments, including the Adviser’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments, monitoring investments and, if necessary, enforcing the Company’s rights; interest payable on debt and other borrowing costs, if any, incurred to finance the Company’s investments; costs of effecting sales and repurchases of the Company’s Common Stock and other securities; the base Management Fee and any incentive fee; distributions on the Company’s Common Stock; transfer agent and custody fees and expenses; the allocated costs incurred by the Administrator in providing managerial assistance to those portfolio companies that request it; other expenses incurred by the Administrator, the Adviser or the Company in connection with administering the Company’s business, including payments made to third-party providers of goods or services; brokerage fees and commissions; federal and state registration fees; U.S. federal, state and local taxes; independent directors’ fees and expenses; costs associated with the Company’s reporting and compliance obligations under the 1940 Act and applicable U.S. federal and state securities laws; costs of any reports, proxy statements or other notices to Shareholders, including printing costs; costs of holding Shareholder meetings; the Company’s fidelity bond; directors and officers’ errors and omissions liability insurance, and any other insurance premiums; litigation, indemnification and other non-recurring or extraordinary expenses; direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, staff, audit, compliance, tax and legal costs; fees and expenses associated with marketing efforts; dues, fees and charges of any trade association of which the Company is a member; and all other expenses reasonably incurred by the Company or the Administrator in connection with administering the Company’s business.

The Company is expected to make use of certain “mixed-use” services, products and resources that are utilized by the Adviser to provide investment advisory and administrative services to other clients or for proprietary purposes, including but not limited to research and information services, information technology services and software platforms, and third-party service providers. To the extent that the cost of such services may be borne in part by the Company as an operating expense, the Administrator may use various methodologies to determine the Company’s allocable portion of the total cost of such service, product or resource, including but not limited to allocating between the Company and other clients pro rata based on number of clients receiving such services, proportionately in accordance with asset size, or on such other basis that the Administrator determines to be fair and equitable under the circumstances.

The Company will reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including furnishing the Company with office facilities, equipment and clerical, bookkeeping and recordkeeping services at such facilities, as well as providing the Company with other administrative services. In addition, the Company will reimburse the Administrator for the fees and expenses associated with performing compliance functions, and the Company’s allocable portion of the compensation of certain of the Company’s officers, including the Company’s Chief Financial Officer, Chief Compliance Officer and any support staff.

Dividend Reinvestment Plan

The Company has adopted an “opt out” dividend reinvestment plan (“DRIP”), under which a Shareholder’s distributions would automatically be reinvested under the DRIP in additional whole and fractional Shares, unless the Shareholder “opts out” of the DRIP, thereby electing to receive cash dividends.

Prior to an Exchange Listing, the Company will use newly issued shares of Common Stock to implement the DRIP. Shares of Common Stock will be issued at a price per share equal to the most recent net asset value per share determined by the Board.

After an Exchange Listing, if any, the number of shares of Common Stock to be issued to a Shareholder is expected to be determined by dividing the total dollar amount of the distribution payable to such Shareholder by the market price per share of the Company’s Common Stock at the close of regular trading on the national securities exchange on which the Company’s Common Stock is traded on the date of such distribution. However, in the event the market price per share on the date of such distribution exceeds the most recently computed net asset value per share, the Company would expect to issue shares of Common Stock at the greater of the most recently computed net asset value per share or 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeds the most recently computed net asset value per share). The market price per share on that date would be the closing price for the shares of Common Stock on the national securities exchange on which the Common Stock is traded or, if no sale is reported for such day, at the average of their reported bid and asked prices.

Shareholders who receive distributions in the form of additional shares of Common Stock generally will be subject to the same U.S. federal, state and local tax consequences as Shareholders who elect not to reinvest distributions. Participation in the DRIP will not in any way reduce the amount of a Shareholder’s Capital Commitment.

Regulation as a Business Development Company

The Company has elected to be treated as a BDC under the 1940 Act. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act.

In addition, the 1940 Act provides that the Company may not change the nature of the Company’s business so as to cease to be, or to withdraw the Company’s election as a BDC unless approved by a majority of the Company’s outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of the voting securities present at such meeting, if the holders of more than 50% of the outstanding voting securities of such company are present or represented by proxy or (ii) more than 50% of the outstanding voting securities of such company.

Any issuance of preferred stock must comply with the requirements of the 1940 Act. The 1940 Act requires, among other things, that (1) immediately after issuance and before any dividend or other distribution is made with respect to the Company’s Common Stock and before any purchase of Common Stock is made, such preferred stock together with all other senior securities must not exceed an amount equal to 50% of the Company’s total assets after deducting the amount of such dividend, distribution or purchase price, as the case may be, and (2) the holder of shares of preferred stock, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two full years or more.

Certain other matters under the 1940 Act require a separate class vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would be entitled to vote separately as a class from the holders of Common Stock on a proposal involving a plan of reorganization adversely affecting such securities.

The Company may invest up to 100% of the Company’s assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, the Company may, for the purpose of public resale, be deemed a “principal underwriter” as that term is defined under the Securities Act. The Company may purchase or otherwise receive warrants which offer an opportunity (not a requirement) to purchase equity of a portfolio company in connection with an acquisition financing or other investments. Similarly, the Company may acquire rights that obligate an issuer of acquired securities or their affiliates to repurchase the securities at certain times, under certain circumstances.

The Company does not intend to acquire securities issued by any investment company whereby the Company’s investment would exceed the limits imposed by the 1940 Act. Under those limits, the Company generally cannot acquire more than (i) 3% of the total outstanding voting stock of any investment company, (ii) invest more than 5% of the value of the Company’s total assets in the securities of one investment company, or (iii) invest more than 10% of the value of the Company’s total assets in the securities of investment companies in general. These limitations do not apply where the Company (i) makes investments through a subsidiary or (ii) acquires interests in a money market fund as long as the Company does not pay a sales charge or service fee in connection with the purchase. Subject to certain exemptive rules, including Rule 12d1-4, which was recently adopted by the SEC, the Company may, subject to certain conditions, invest in other investment companies in excess of such thresholds. With respect to the portion of the Company’s portfolio invested in securities issued by investment companies, it should be noted that such investments might subject the Company’s Shareholders to additional expenses.

None of the Company’s policies described above are fundamental and each such policy may be changed without Shareholder approval, subject to any limitations imposed by the 1940 Act.

Private funds that are excluded from the definition of “investment company” pursuant to either Section 3(c)(1) or 3(c)(7) of the 1940 Act are also subject to certain of the limits under the 1940 Act noted above. Specifically, such private funds generally may not acquire directly or through a controlled entity more than 3% of the Company’s total outstanding voting stock (measured at the time of the acquisition). As a result, such private funds would be required to hold a smaller position in the Company’s stock than if they were not subject to this restriction.

Qualifying Assets

The Company may invest up to 30% of the Company’s portfolio opportunistically in “non-qualifying assets”, which are driven primarily through opportunities sourced through the Adviser. However, under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to the Company’s proposed business are the following:

1.

Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act and rules adopted pursuant thereto as any issuer which:

a.	is organized under the laws of, and has its principal place of business in, the United States;

b.

is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

c.	satisfies any of the following:

i.	does not have any class of securities that is traded on a national securities exchange;

ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

iii.	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

iv.	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million,

2.	Securities of any eligible portfolio company which the Company controls.

3.

Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

4.

Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the eligible portfolio company.

5.	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

6.	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in 1., 2., 3. or 4. above.

If at any time less than 70% of the Company’s gross assets are comprised of qualifying assets, including as a result of an increase in the value of any non-qualifying assets or decrease in the value of any qualifying assets, the Company would generally not be permitted to acquire any additional non-qualifying assets, other than office furniture and equipment, interests in real estate and leasehold improvements and facilities maintained to conduct the business operations of the BDC, deferred organizational and operating expenses, and other non-investment assets necessary and appropriate to its operations as a BDC, until such time as 70% of the Company’s then current gross assets were comprised of qualifying assets. The Company would not be required, however, to dispose of any non-qualifying assets in such circumstances.

Managerial Assistance to Portfolio Companies

A BDC must have been organized under the laws of, and have its principal place of business in, any state or states within the United States and must be operated for the purpose of making investments in the types of securities described in 1., 2. or 3. above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors or officers, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

The Company generally expects to call capital for investment purposes only at the time the Company identifies an investment opportunity. Notwithstanding the foregoing, the Company expects to deploy all proceeds from each capital call for investment purposes within two years of calling such capital. Until such time as the Company invests the proceeds of such capital calls in portfolio companies and while new investments are pending, the Company’s investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, referred to herein, collectively, as “temporary investments,” so that 70% of the Company’s assets are qualifying assets. The Company may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as the Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of the Company’s assets that may be invested in such repurchase agreements. However, if more than 25% of the Company’s net assets constitute repurchase agreements from a single counterparty, the Company may not meet the diversification tests in order to qualify as a RIC. Thus, the Company does not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Adviser will monitor the creditworthiness of the counterparties with which the Company enters into repurchase agreement transactions.

Code of Ethics

The Company and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by the Company’s personnel. These codes of ethics generally will not permit investments by the Company’s and the Adviser’s personnel in securities that may be purchased or sold by the Company.

Compliance Policies and Procedures

The Company and the Adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and will be required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures. Jacqueline Giammarco currently serves as the Company’s Chief Compliance Officer.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect the Company. For example:

•

pursuant to Rule 13a-14 of the Exchange Act, the Company’s Principal Executive Officer and Principal Financial Officer must certify the accuracy of the financial statements contained in the Company’s periodic reports;

•	pursuant to Item 307 of Regulation S-K, the Company’s periodic reports must disclose the Company’s conclusions about the effectiveness of its disclosure controls and procedures;

•

pursuant to Rule 13a-15 of the Exchange Act, the Company’s management must prepare an annual report regarding its assessment of the Company’s internal control over financial reporting and (once the Company ceases to be an emerging growth company under the JOBS Act or, if later, for the year following the Company’s first annual report required to be filed with the SEC) must obtain an audit of the effectiveness of internal control over financial reporting performed by its independent registered public accounting firm; and

•

pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, the Company’s periodic reports must disclose whether there were significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires the Company to review its current policies and procedures to determine whether the Company complies with the Sarbanes-Oxley Act and the regulations promulgated thereunder. The Company will continue to monitor its compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that the Company is in compliance therewith.

Proxy Voting Policies and Procedures

The Company will delegate its proxy voting responsibility to the Adviser. As a fiduciary, the Adviser has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of the Company and not to subrogate Company interests to its own interests. To meet its fiduciary obligations, the Adviser seeks to ensure that it votes proxies in the best interest of the Company, and addresses how the Adviser will resolve any conflict of interest that may arise when voting proxies. The Adviser’s proxy voting policy attempts to generalize a complex subject and the Adviser may, from time to time, determine that it is in the best interests of the Company to depart from specific policies described therein.

Shareholders may, without charge, obtain information regarding how the Company voted proxies with respect to the Company’s portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 20 Horseneck Lane, Greenwich, Connecticut 06830 or by contacting the Company’s investor relations department at SPCreditIR@stonepoint.com.

Privacy Principles

The Adviser considers privacy to be fundamental to its relationship with its Shareholders. The Company is committed to maintaining the confidentiality, integrity and security of a Shareholder’s non-public personal information. Accordingly, the Company has implemented internal policies and practices to protect the confidentiality of non-public personal information while still meeting investor needs. The Company will not disclose any non-public personal information about Shareholders, except to its affiliates and service providers as allowed by applicable law or regulation, including any anti-money laundering or anti-terrorist laws or regulations. In the normal course of serving Shareholders, information the Company collects may be shared with companies that perform various services to the Company such as its accountants, attorneys, transfer agents, escrow agents, custodians, administrative agents, marketing service firms, broker-dealers and other similar relationships.

In addition, information the Company collects may be shared with certain of the Company’s portfolio investments and/or their advisors, when necessary, to meet withholding tax requirements or other legal and/or regulatory obligations or to facilitate transaction-related matters.

Any third party that receives non-public personal information is required to use Shareholder information only for the purposes for which the Company discloses the information to them and as allowed by applicable law or regulation. Such third party is not permitted to share or use this information for any other purpose. The Company does not sell Shareholder personal information.

Visitors to the Company’s website at www.stonepoint.com should review the Terms of Use & Privacy Policy statements on the website.

Reporting Obligations

The Company will furnish the Shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as the Company determines to be appropriate or as may be required by law. The Company is required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act. Shareholders and the public may view materials the Company files with the SEC on its website (http://www.sec.gov).

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain material U.S. federal income tax considerations applicable to the Company and an investment in shares of Common Stock. The discussion is based upon the Code, the regulations of the U.S. Department of Treasury promulgated thereunder, referred to herein as the “Treasury regulations,” the legislative history of the Code, current administrative interpretations and practices of the Internal Revenue Service, referred to herein as the “IRS” (including administrative interpretations and practices of the IRS expressed in private letter rulings which are binding on the IRS only with respect to the particular taxpayers that requested and received those rulings) and judicial decisions, each as of the date of this Form 10-K and all of which are subject to change or differing interpretations, possibly retroactively, which could affect the continuing validity of this discussion. The Company has not sought, and will not seek, any ruling from the IRS regarding any matter discussed in this summary, and this summary is not binding on the IRS. Accordingly, there can be no assurance that the IRS will not assert, and a court will not sustain, a position contrary to any of the tax consequences discussed below.

Investors should note that this summary does not purport to be a complete description of all the tax aspects affecting the Company or the Shareholders. For example, this summary does not describe all of the U.S. federal income tax consequences that may be relevant to certain types of Shareholders subject to special treatment under the U.S. federal income tax laws, including Shareholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, partnerships or other pass-through entities and their owners, Non-U.S. Shareholders (as defined below) engaged in a trade or business in the United States or entitled to claim the benefits of an applicable income tax treaty, persons who have ceased to be U.S. citizens or to be taxed as residents of the United States, U.S. Shareholders (as defined below) whose functional currency is not the U.S. dollar, persons holding the Company’s Common Stock in connection with a hedging, straddle, conversion or other integrated transaction, dealers in securities, traders in securities that elect to use a mark-to-market method of accounting for securities holdings, pension plans and trusts, and financial institutions. This summary assumes that Shareholders hold shares of Common Stock as capital assets for U.S. federal income tax purposes (generally, assets held for investment). This summary does not discuss any aspects of U.S. estate or gift taxation, U.S. state or local taxation or non-U.S. taxation. It does not discuss the special treatment under U.S. federal income tax laws that could result if the Company invests in tax-exempt securities or certain other investment assets.

For purposes of this discussion, a “U.S. Shareholder” is a beneficial owner of shares of Common Stock that is, for U.S. federal income tax purposes:

•	an individual who is a citizen or resident of the United States;

•

a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof, including, for this purpose, the District of Columbia;

•

a trust if (i) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more “United States persons” (as defined in the Code) have the authority to control all substantive decisions of the trust, or (ii) the trust has in effect a valid election to be treated as a domestic trust for U.S. federal income tax purposes; or

•	an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

For purposes of this discussion, a “Non-U.S. Shareholder” is a beneficial owner of shares of Common Stock that is not a U.S. Shareholder or a partnership (or an entity or arrangement treated as a partnership) for U.S. federal income tax purposes.

If a partnership, or other entity or arrangement treated as a partnership for U.S. federal income tax purposes, holds shares of Common Stock, the U.S. federal income tax treatment of a partner in the partnership generally will depend on the status of the partner, the activities of the partnership and certain determinations made at the partner level. A Shareholder that is a partnership holding shares of Common Stock, and each partner in such a partnership, should consult his, her or its own tax adviser with respect to the tax consequences of the purchase, ownership and disposition of shares of Common Stock.

Tax matters are very complicated and the tax consequences to each Shareholder of the ownership and disposition of shares of Common Stock will depend on the facts of his, her or its particular situation. Investors should consult their own tax adviser regarding the specific tax consequences of the ownership and disposition of shares of Common Stock to them, including tax reporting requirements, the applicability of U.S. federal, state and local tax laws and non-U.S. tax laws, eligibility for the benefits of any applicable income tax treaty and the effect of any possible changes in the tax laws.

Election to be Taxed as a RIC

The Company intends to elect to be treated for the year ended December 31, 2020, and intends to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any income or gains that the Company timely distributes as dividends to Shareholders. Rather, dividends the Company distributes generally will be taxable to Shareholders, and any net operating losses, foreign tax credits and other of the Company’s tax attributes generally will not pass through to Shareholders, subject to special rules for certain items such as net capital gains and qualified dividend income the Company recognizes.

To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify as a RIC, the Company must timely distribute dividends to Shareholders of an amount generally at least equal to 90% of the Company’s investment company taxable income (determined without regard to the dividends paid deduction), which is generally the Company’s net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year (the “Annual Distribution Requirement”).

Taxation as a RIC

If the Company qualifies as a RIC and satisfies the Annual Distribution Requirement, then the Company will not be subject to U.S. federal income tax on the portion of the Company’s investment company taxable income and net capital gain (generally, net long-term capital gain in excess of net short-term capital loss) that the Company timely distributes (or is deemed to timely distribute) as dividends to Shareholders. The Company will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to Shareholders.

The Company generally will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year unless the Company distributes dividends in a timely manner to Shareholders of an amount at least equal to the sum of (1) 98% of the Company’s net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the Company’s capital gain net income (adjusted for certain ordinary losses) generally for the one-year period ending October 31 in such calendar year and (3) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years (the “Excise Tax Avoidance Requirement”). Any distribution declared by the Company during October, November or December of any calendar year, payable to Shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by the Company, as well as received by U.S. Shareholders, on December 31 of the calendar year in which the distribution was declared. The Company will not be subject to the U.S. federal excise tax on amounts on which the Company is required to pay U.S. federal income tax (such as retained net capital gains). Depending upon the level of taxable income earned in a taxable year, the Company may choose to carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax.

The Company may incur the 4% nondeductible U.S. federal excise tax in the future on a portion of its income and capital gains. While the Company intends to distribute income and capital gains to minimize exposure to 4% nondeductible U.S. federal excise tax, the Company may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, the Company generally will be liable for 4% nondeductible U.S. federal excise tax only on the amount by which the Company does not meet the Excise Tax Avoidance Requirement. The Company generally will endeavor in each taxable year to avoid any material U.S. federal excise tax on its earnings.

In order to qualify as a RIC for U.S. federal income tax purposes, the Company must, among other things:

•	qualify and have in effect an election to be treated as a BDC under the 1940 Act at all times during each taxable year;

•

derive in each taxable year at least 90% of the Company’s gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or other income derived with respect to the Company’s business of investing in such stock or securities (the “90% Income Test”); and

•	diversify the Company’s holdings so that at the end of each quarter of the taxable year:

•

at least 50% of the value of the Company’s assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of the Company’s assets or more than 10% of the outstanding voting securities of the issuer; and

•

no more than 25% of the value of the Company’s assets is invested in (a) the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable Code rules, by the Company and that are engaged in the same or similar or related trades or businesses or (b) the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If the Company’s expenses in a given taxable year exceed its investment company taxable income, the Company may experience a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its shareholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, the Company may for tax purposes have aggregate taxable income for several years that the Company is required to distribute and that is taxable to Shareholders even if such taxable income is greater than the net income the Company actually earns during those taxable years.

For U.S. federal income tax purposes, the Company will include in its taxable income certain amounts that it has not yet received in cash. For example, if the Company holds debt obligations that are treated under applicable U.S. federal income tax rules as having original issue discount (“OID”) (such as debt instruments with PIK interest or, in certain cases, that have increasing interest rates or are issued with warrants), the Company must include in its taxable income in each taxable year a portion of the OID that accrues over the life of the obligation, regardless of whether the Company receives cash representing such income in the same taxable year. The Company may also have to include in its taxable income other amounts that the Company has not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Further, the Company may elect to amortize market discount on debt investments and currently include such amounts in its taxable income, instead of upon their sale or other disposition, as any failure to make such election would limit the Company’s ability to deduct interest expense for tax purposes. Because such OID or other amounts accrued will be included in the Company’s investment company taxable income for the taxable year of accrual, the Company may be required to make distributions to Shareholders in order to satisfy the Annual Distribution Requirement and/or the Excise Tax Avoidance Requirement, even though the Company will have not received any corresponding cash payments. Accordingly, to enable the Company to make distributions to Shareholders that will be sufficient to enable the Company to satisfy the Annual Distribution Requirement, the Company may need to sell some of its assets at times and/or at prices that it would not consider advantageous, the Company may need to raise additional equity or debt capital or the Company may need to forego new investment opportunities or otherwise take actions that are disadvantageous to its business (or be unable to take actions that are advantageous to its business). If the Company is unable to obtain cash from other sources to enable the Company to satisfy the Annual Distribution Requirement, the Company may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable state and local taxes).

Because the Company expects to use a subscription facility, the Company may be prevented from making distributions to Shareholders in certain circumstances. In addition, under the 1940 Act, the Company is generally not permitted to make distributions to Shareholders while its debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Limits on the Company’s distributions to Shareholders may prevent the Company from satisfying the Annual Distribution Requirement and, therefore, may jeopardize the Company’s qualification for taxation as a RIC, or may cause the Company to be subject to the 4% nondeductible U.S. federal excise tax.

Although the Company does not presently expect to do so, the Company may borrow funds and sell assets in order to make distributions to Shareholders that are sufficient for the Company to satisfy the Annual Distribution Requirement. However, the Company’s ability to dispose of assets may be limited by (1) the illiquid nature of its portfolio and/or (2) other requirements relating to the Company’s status as a RIC, including the Diversification Tests. If the Company disposes of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, the Company

may make such dispositions at times that, from an investment standpoint, are not advantageous. Alternatively, although the Company currently does not intend to do so, to satisfy the Annual Distribution Requirement, the Company may declare a taxable dividend payable in the Company’s stock or cash at the election of each Shareholder. In such case, for U.S. federal income tax purposes, the amount of the dividend paid in the Company’s Common Stock will generally be equal to the amount of cash that could have been received instead of the Company’s stock.

Distributions the Company makes to Shareholders may be made from the Company’s cash assets or by liquidation of its investments, if necessary. The Company may recognize gains or losses from such liquidations. In the event the Company recognizes net capital gains from such transactions, Shareholders may receive a larger capital gain distribution than they would have received in the absence of such transactions.

Failure to Qualify as a RIC

If the Company failed to satisfy the 90% Income Test for any taxable year or the Diversification Tests for any quarter of a taxable year, the Company might nevertheless continue to qualify as a RIC for such taxable year if certain relief provisions of the Code applied (which might, among other things, require the Company to pay certain corporate-level U.S. federal taxes or to dispose of certain assets). If the Company failed to qualify for treatment as a RIC and such relief provisions did not apply to the Company, the Company would be subject to U.S. federal income tax on all of its taxable income at regular corporate U.S. federal income tax rates (and the Company also would be subject to any applicable state and local taxes), regardless of whether the Company makes any distributions to Shareholders. The Company would not be able to deduct distributions to Shareholders, nor would distributions to Shareholders be required to be made for U.S. federal income tax purposes. Any distributions the Company makes generally would be taxable to U.S. Shareholders as ordinary dividend income and, subject to certain limitations under the Code, would be eligible for the 20% maximum rate generally applicable to individuals and other non-corporate U.S. Shareholders, to the extent of the Company’s current or accumulated earnings and profits. Subject to certain limitations under the Code, U.S. Shareholders that are corporations for U.S. federal income tax purposes generally would be eligible for the dividends-received deduction. Distributions in excess of the Company’s current and accumulated earnings and profits would be treated first as a return of capital to the extent of the Shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain.

Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one taxable year prior to disqualification and that re-qualify as a RIC no later than the second consecutive taxable year following the non-qualifying taxable year, the Company could be subject to U.S. federal income tax on any unrealized net built-in gains in the assets held by the Company during the period in which the Company failed to qualify as a RIC that are recognized during the five-taxable year period after its requalification as a RIC, unless the Company made a special election to pay corporate-level U.S. federal income tax on such net built-in gains at the time of the Company’s requalification as a RIC. The Company may decide to be taxed as a regular corporation even if the Company would otherwise qualify as a RIC if the Company determines that treatment as a corporation for a particular taxable year would be in the Company’s best interests.

The Company’s Investments – General

Certain of the Company’s investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (3) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (4) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (5) cause the Company to recognize income or gain without receipt of a corresponding cash payment, (6) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (7) adversely alter the characterization of certain complex financial transactions and (8) produce income that will not be qualifying income for purposes of the 90% Income Test. The Company intends to monitor its transactions and may make certain tax elections to mitigate the potential adverse effect of these provisions, but there can be no assurance that the Company will be eligible for any such tax elections or that any adverse effects of these provisions will be mitigated.

The Company may invest a portion of its net assets in below investment grade instruments. Investments in these types of instruments may present special tax issues for the Company. U.S. federal income tax rules are not entirely clear about issues such as when the Company may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. The Company intends to address these and other issues to the extent necessary in order to seek to ensure that the Company distributes sufficient income to avoid any material U.S. federal income or the 4% nondeductible U.S. federal excise tax.

A portfolio company in which the Company invests may face financial difficulties that require the Company to work-out, modify or otherwise restructure the Company’s investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in the Company receiving assets that give rise to non-qualifying income for purposes of the 90% Income Test or otherwise would not count toward satisfying the Diversification Tests. Furthermore, some of the income that the Company might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to the Company’s investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test. To manage the risk that such income might disqualify the Company as a RIC for failure to satisfy the 90% Income Test, one or more subsidiary entities treated as U.S. corporations for entity-level income tax purposes may be employed to earn such income and (if applicable) hold the related asset. Such subsidiary entities will be required to pay entity-level income tax on their earnings, which ultimately will reduce the yield to Shareholders on such fees and income.

Gain or loss recognized by the Company from warrants or other securities acquired by the Company, as well as any loss attributable to the lapse of such warrants, generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term depending on how long the Company held a particular warrant or security.

The Company’s investment in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes. In that case, the Company’s yield on those securities would be decreased. U.S. Shareholders generally will not be entitled to claim a U.S. foreign tax credit or deduction with respect to non-U.S. taxes paid by the Company.

If the Company acquires shares in a passive foreign investment company (“PFIC”), the Company may be subject to U.S. federal income tax on a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if the Company distributes such income as a taxable dividend to Shareholders. Additional charges in the nature of interest generally will be imposed on the Company in respect of deferred taxes arising from any such excess distribution or gain. If the Company invests in the shares of a PFIC and elects to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, the Company will be required to include in income each year the Company’s proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, the Company may be able to elect to mark its shares in a PFIC at the end of each taxable year to market; in this case, the Company will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases in such value included in the Company’s income. The Company’s ability to make either election will depend on factors beyond the Company’s control and is subject to restrictions which may limit the availability of the benefit of these elections. Under either election, the Company may be required to recognize in a taxable year income in excess of any distributions the Company receives from PFICs and any proceeds from dispositions of PFIC stock during that taxable year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of determining whether the Company satisfies the Excise Tax Avoidance Requirement. See “– Taxation as a RIC” above.

Under Section 988 of the Code, gains or losses attributable to fluctuations in exchange rates between the time the Company accrues income, expenses or other liabilities denominated in a foreign currency and the time the Company collects such income or pay such expenses or liabilities are generally treated as ordinary income or loss. Similarly, gains or losses on foreign currency-denominated forward, futures, and option contracts, as well as certain other financial instruments, and the disposition of debt obligations denominated in a foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.

Some of the income that the Company might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to the Company’s investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test. To manage the risk that such income might disqualify the Company as a RIC for failure to satisfy the 90% Income Test, one or more subsidiary entities treated as U.S. corporations for U.S. federal income tax purposes may be employed to earn such income and (if applicable) hold the related asset. Such subsidiary entities will be required to pay U.S. federal income tax on their earnings, which ultimately will reduce the yield to Shareholders on such fees and income.

Item 1A. Risk Factors

Investing in shares of the Company’s Common Stock involves a number of significant risks. Before you invest in shares of the Company’s Common Stock, you should be aware of various risks, including those described below. The risks set out below are not the only risks the Company faces. Additional risks and uncertainties not presently known to the Company or not presently deemed material by the Company may also impair the Company’s operations and performance. If any of the following events occur, the Company’s business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, the Company’s net asset value could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in the Company as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to the Company.

Risks Relating to the Company’s Business and Structure

Little Operating History

The Company has little operating history upon which to evaluate the Company’s performance and the Adviser and its affiliates have not previously sponsored a BDC. The performance of past portfolio investments associated with the Stone Point Funds is not necessarily indicative of the results that will be achieved by the Company. The Company is subject to all of the business risks and uncertainties associated with any new business, including the risk that the Company will not achieve its investment objective, or that the Company will not qualify or maintain the Company’s qualification to be treated as a RIC under Subchapter M of the Code, and that the value of any Shareholder’s investment could decline substantially.

The Adviser and its affiliates do not have prior experience managing a BDC, and the investment philosophy and techniques used by the Adviser to manage a BDC may differ from the investment philosophy and techniques previously employed by the Stone Point Funds in identifying and managing past investments. In addition, the 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. The Adviser’s limited experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve the Company’s investment objective.

Based on the amount of proceeds raised in the Initial or Subsequent Closings, it could take some time to invest substantially all of the capital the Company expects to raise due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable investments. In order to comply with the RIC diversification requirements during the startup period, the Company may invest proceeds in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment, which the Company expects will earn yields substantially lower than the interest, dividend or other income that the Company seeks to receive in respect of suitable portfolio investments. The Company may not be able to pay any significant distributions during this period, and any such distributions may be substantially lower than the distributions the Company expects to pay when the Company’s portfolio is fully invested. The Company will pay management fees to the Adviser throughout this interim period irrespective of the Company’s performance. If the management fees and the Company’s other expenses exceed the return on the temporary investments, the Company’s equity capital will be eroded.

Dependence on Key Personnel and Adviser

The success of the Company depends in substantial part on the experience and expertise of the Adviser and its Investment Team. There can be no assurance that any individual will continue to be employed by the Adviser throughout the term of the Company. The loss of key personnel could have a material adverse effect on the Company.

Business and Regulatory Risks of Alternative Asset Investments

Legal, tax and regulatory changes could occur that may adversely affect the Company at any time during its term. The legal, tax and regulatory environment for BDCs and other vehicles that invest in alternative investments is evolving, and changes in the regulation and market perception of such vehicles, including changes to existing laws and regulations and increased criticism of the BDC, private credit, private equity and other sectors within the alternative asset industry by some politicians, regulators and market commentators, may adversely affect the ability of the Company to pursue its investment strategy, its ability to obtain leverage and financing and the value of investments held by the Company. In recent years, market disruptions and the dramatic increase in the capital allocated to alternative investment strategies have led to increased governmental as well as self-regulatory scrutiny of the alternative investment fund industry in general, and certain legislation proposing greater regulation of the industry periodically is considered by the governing bodies of both U.S. and non-U.S. jurisdictions. It is impossible to predict what, if any, changes may be instituted with respect to the regulations applicable to the Company, the Adviser, their respective affiliates, the markets in which they trade and invest, the Shareholders or the counterparties with which they do business, or what effect such legislation or regulations might have. There can be no assurance that the Company, the Adviser or their respective affiliates will be able, for financial reasons or otherwise, to comply with future laws and regulations, and any regulations that restrict the ability of the Company to implement its investment strategy could have a material adverse impact on the Company’s portfolio. To the extent that the Company or its investments are or may become subject to regulation by various agencies in the United States or non-U.S. jurisdictions, the costs of compliance are expected to be borne by the Company.

The SEC and other various U.S. federal, state and local agencies may conduct examinations and inquiries into, and bring enforcement and other proceedings against, the Company, the Adviser or their respective affiliates. The Company, the Adviser or their respective affiliates may receive requests for information or subpoenas from the SEC and other state, federal and non-U.S. regulators from time to time in connection with such inquiries and proceedings and otherwise in the ordinary course of business. These requests may relate to a broad range of matters, including specific practices of the Company, the Adviser, the securities in which the Adviser invests on behalf of the Company and/or clients, or industry wide practices. Certain costs of any such increased reporting, registration and compliance requirements are expected to be borne by the Company and may furthermore place the Company at a competitive disadvantage to the extent that the Company or the Adviser is required to disclose sensitive business information.

Competitive Nature of the Adviser’s Business

The business of identifying and structuring investments of the types contemplated by the Company is highly competitive and involves a high degree of uncertainty. The Adviser expects to encounter competition from other entities having similar investment objectives, including other BDCs, private credit funds and private equity funds and registered investment companies, specialty finance companies, banks, broker-dealers and other financial investors. Some of these competitors may have more relevant experience and contacts or better resources than the Adviser or may not be subject to the regulatory restrictions that the 1940 Act imposes on the Company as a BDC and that the Code imposes on the Company as a RIC. Such other investors may make competing offers for investment opportunities that are identified, and even after an agreement in principle has been reached, consummating the transaction will be subject to myriad uncertainties, only some of which are foreseeable or within the control of the Adviser. To the extent that the Adviser encounters competition with respect to the Company’s investments, yields to Shareholders may be reduced. In addition to competition from other investors, the availability of investment opportunities generally will be subject to market conditions as well as, in many cases, the prevailing regulatory or political climate. Furthermore, while the Adviser believes that the current market environment presents an attractive investment opportunity for a newly capitalized entrant, such as the Company, which is unencumbered by the legacy investments and credit impairments of legacy direct lenders, certain regulatory relief offered to BDCs may make the Company’s competitors more flexible. As such, the Company’s perceived competitive advantages as a newly capitalized entrant may not materialize as anticipated.

Financial Services Industry Risks

Many financial services companies have asset and liability structures that are essentially monetary in nature and are directly affected by many factors, including domestic and international economic and political conditions, broad trends in business and finance, legislation and regulation affecting the national and international business and financial communities, monetary and fiscal policies, interest rates, inflation, currency values, market conditions, the availability and cost of short-term and long-term funding and capital, the credit capacity or perceived creditworthiness of customers and counterparties and the level and volatility of trading markets. Such factors can adversely impact financial institutions and their customers, suppliers, service providers and counterparties, all of whom are potential investment targets for the Company. Moreover, the financial services industry is highly dependent on technology and communications and information systems, is exposed to many types of operational risks and operates in a highly regulated environment; each of these factors could have an adverse impact on financial institutions and their customers and counterparties.

Cyclicality

Certain sectors targeted by the Company are highly cyclical and subject to significant fluctuation due to competition, the high level of government regulation, general economic conditions, the level of interest rates, the state of the public equity markets and other factors. The returns on the Company’s investments may therefore be lower in certain periods. For example, the financial performance of credit-related investments, which includes both regulated institutions, such as depositories, as well as specialty finance and asset management investments, are susceptible to the cyclicality associated with the sector. Although an individual credit platform’s financial performance depends in part upon its own specific business characteristics, there are macroeconomic factors that could result in more benign or severe investment environments. The Company is expected to continue to experience the effects of this cyclicality.

Brexit

The decision made in the United Kingdom referendum to leave the European Union has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe.

The United Kingdom and European Union announced in March 2018 an agreement in principle to transitional provisions under which European Union law would remain in force in the United Kingdom until the end of December 2020, but this remains subject to the successful conclusion of an agreement between the United Kingdom and the European Union. In the absence of such an agreement there would be no transitional provisions and the United Kingdom would exit the European Union and the relationship between the United Kingdom and the European Union would be based on the World Trade Organization rules (a “hard Brexit”). On October 28, 2019, the United Kingdom came to an agreement with the European Union to delay the deadline for withdrawal; however, the United Kingdom parliament did not approve the withdrawal agreement by January 31, 2020 and there was a hard Brexit on that date. On December 24, 2020, the United Kingdom and EU announced a preliminary trade agreement and security deal, which was ratified by the United Kingdom Parliament and approved by European Union governments. The agreement took effect on January 1, 2021 and replaces the existing arrangements during the transitional period. The United Kingdom and the EU will continue to negotiate and finalize rules and agreements regarding the United Kingdom’s exit from the EU. While it is not currently possible to determine the extent of the impact a hard Brexit may have on the Company’s investments, certain measures are being proposed and/or will be introduced, at the European Union level or at the member state level, which are designed to minimize disruption in the financial markets.

Notwithstanding the foregoing, the extent and process by which the United Kingdom will exit the European Union, and the longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union are unclear at this stage and are likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time.

In particular, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on the Company’s ability, and the ability of portfolio companies, to execute respective strategies and to receive attractive returns.

Cyber Security Breaches and Identity Theft

Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. The information and technology systems of the Company, the Adviser and their respective service providers may be vulnerable to damage or interruption from computer viruses and other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in the Company’s, the Adviser’s and/or a portfolio investment’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to Shareholders (and their beneficial owners) and the intellectual property and trade secrets of the Company, the Adviser and/or portfolio investments. Such a failure could harm the Company’s, the Adviser’s and/or a portfolio investment’s reputation, subject any such entity and their respective affiliates to legal claims and adverse publicity and otherwise affect their business and financial performance.

FOIA/Public Disclosure

As a result of the U.S. Freedom of Information Act (“FOIA”), any governmental public records access law, any state or other jurisdiction’s laws similar in intent or effect to FOIA, or any other similar statutory or regulatory requirement, the Company, the Adviser, the Shareholders or any of their respective services providers or their affiliates may be required to disclose information relating to the Company, or their affiliates, and/or any entity in which an investment is made, which disclosure could, for example, affect the Company’s competitive advantage in finding attractive investment opportunities. In addition, some of the shares of Common Stock may be held by Shareholders that are subject to public disclosure requirements, such as public pension plans and listed investment vehicles. The amount of information about their investments that is required to be disclosed has increased in recent years, and that trend may continue. While the Adviser may, in seeking to prevent any such potential disclosure, withhold all or any part of the information otherwise to be provided to certain or all Shareholders, such information may not be withheld in many circumstances. To the extent that disclosure of confidential information relating to the Company or its investments results from shares of Common Stock being held by such Shareholders, the Company may be adversely affected.

Duties of the Adviser and the Shareholder’s Rights

The Adviser is engaged to provide the Company (and not any individual Shareholder) with portfolio management and certain administrative services. As such, and to the fullest extent permitted by law, none of the Shareholders will have direct rights against the Adviser and the Adviser does not represent or owe any duty to any individual Shareholder in the Company in connection with its appointment to provide such services.

Interpretation of Governing Agreements and Legal Requirements

The governing and related documents of the Company (the “Governing Agreements”) are detailed agreements that establish complex arrangements among the Adviser, the Company and its investors, and other entities and individuals. Questions will arise from time to time under the Governing Agreements regarding the parties’ rights and obligations in certain situations, some of which the parties may not have considered while drafting and executing the Governing Agreements. In these instances, the applicable provisions of the Governing Agreements, if any, may be broad, general, ambiguous, or conflicting, and may permit more than one reasonable interpretation. At times, there may not be provisions directly applicable to the situation at hand. While the Company will construe the provisions set forth in the Governing Agreements (including any “hedge clauses” discussed below) in good faith and in a manner consistent with its legal obligations, the interpretations it adopts may not necessarily be, and need not be, the most favorable interpretations for its Shareholders.

The Governing Agreements contain provisions (sometimes referred to as “hedge clauses”) that provide that the Adviser and its agents have no responsibility or liability for any loss incurred by the Company or any Shareholder arising in connection with their activities on behalf of, or their association with, the Company provided that such exculpation will not apply where such person committed certain bad acts (including fraud, willful misfeasance or gross negligence). Hedge clauses are limited by, among other things, Section 206 of the Advisers Act, which the SEC has interpreted to impose certain duties on investment advisers that are not waivable.

Restrictions on Transfer and Withdrawal

The Common Stock has not been and may never be registered under the Securities Act and, unless so registered, may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Common Stock is an illiquid investment for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. Shareholders generally may not sell, assign or transfer their shares without prior written consent of the Adviser (unless the transfer is to an affiliate), which the Adviser may grant or withhold in its sole discretion. Except in limited circumstances for legal or regulatory purposes, Shareholders are not entitled to redeem their shares of Common Stock. Shareholders must be prepared to bear the economic risk of an investment in the Company for an indefinite period. The Company is generally not able to issue or sell Common Stock at a price below net asset value per share. The Company may, however, sell Common Stock, or warrants, options or rights to acquire Common Stock, at a price below the then-current net asset value per share of Common Stock, if the Board determines that such sale is in the Company’s best interests, and if Shareholders approve the sale. In any such case, the price at which the Company’s securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities (less any distributing commission or discount). If the Company raises additional funds by issuing Common Stock or senior securities convertible into, or exchangeable for, Common Stock, then the percentage ownership of Shareholders at that time will decrease, and Shareholders may experience dilution.

The Adviser does not know at this time what circumstances will exist in the future and therefore does not know what factors the Board will consider in determining whether to do an Exchange Listing. If the Company does undertake an Exchange Listing, there can be no assurances that a public trading market will develop or, if one develops, that such trading market can be sustained. Shares of companies offered in an initial public offering often trade at a discount to the initial offering price due to underwriting discounts and related offering expenses. Also, shares of closed-end investment companies and BDCs frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that the Company’s net asset value per share of Common Stock may decline. The Company cannot predict whether the Common Stock, if listed on a national securities exchange, will trade at, above or below net asset value.

No Right to Control the Company’s Operations

Shareholders in the Company will have no opportunity to control the day-to-day operations of the Company, including investment and disposition decisions. In order to safeguard their limited liability from the liabilities and obligations of the Company, Shareholders must rely on the Adviser’s ability to identify, structure and implement investments consistent with the investment objectives and policies of the Company.

Consequences of Default

Shareholders may be subject to significant adverse consequences in the event such a Shareholder defaults on its capital commitment to the Company. In addition to losing its right to participate in future Drawdowns, a defaulting Shareholder may be forced to transfer its shares of Common Stock to a third party for a price that is less than the net asset value of such shares of Common Stock.

Board Participation

Employees of the Adviser may serve as directors of some portfolio companies and, as such, may have duties to persons other than the Company, including other shareholders of such portfolio companies. Although holding board positions may be important to the Company’s investment strategy and may improve the Adviser’s management ability, board positions could impair the Company’s ability to sell the relevant securities and/or loans when and upon the terms it wants, and may subject the Company and the Adviser to claims they would otherwise not be subject to as an investor, including claims of breach of duty of loyalty, corporate waste, securities claims and other director-related claims.

Indemnification Obligations

The Adviser will not assume any responsibility to the Company other than to render the services described in its Investment Advisory Agreement with the Company, and it will not be responsible for any action of the Board in declining to follow the Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, the Adviser and its directors, officers, shareholders, members, agents, representatives, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of the Adviser will not be liable to the Company for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. The Company will also agree to indemnify, defend and protect the Adviser and its directors, officers, shareholders, members, agents, representatives, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of the Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of the Adviser not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. These protections may lead the Adviser to act in a riskier manner when acting on the Company’s behalf than it would when acting for its own account.

Qualifying Assets

As a BDC, the 1940 Act prohibits the Company from acquiring any assets other than certain qualifying assets unless, at the time of and after giving effect to such acquisition, at least 70% of the Company’s total assets are qualifying assets. Therefore, the Company may be precluded from investing in what the Adviser believe are attractive investments if such investments are not qualifying assets. Conversely, if the Company fails to invest a sufficient portion of its assets in qualifying assets, the Company could lose its status as a BDC, which would have a material adverse effect on the Company’s business, financial condition, and results of operations. Similarly, these rules could prevent the Company from making additional investments in existing portfolio companies, which could result in the dilution of the Company’s position or could require the Company to dispose of investments at an inopportune time to comply with the 1940 Act. If the Company is forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Status as Business Development Company

If the Company does not maintain its status as a BDC, the Company might be regulated as a closed-end investment company under the 1940 Act, which would subject it to substantially more regulatory restrictions and correspondingly decrease the Company’s operating flexibility.

Emerging Growth Company Status

The Company expects to qualify as an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of the Company’s initial public offering of common equity securities, (ii) in which the Company has total annual gross revenue of at least $1.07 billion, or (iii) in which the Company is deemed to be a large accelerated filer, which means the market value of the Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as the Company remains an “emerging growth company,” it will likely take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). It is not possible to predict if prospective investors will find the Common Stock less attractive because the Company will rely on some or all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company may take advantage of such extended transition periods.

Because of the exemptions from various reporting requirements provided to the Company as an “emerging growth company” and because the Company may have an extended transition period for complying with new or revised financial accounting standards, the Company may be less attractive to investors and it may be difficult for the Company to raise additional capital as and when needed. Potential investors may be unable to compare the Company with other companies in the same industry if they believe that the Company’s financial accounting is not as transparent as other companies in the industry. If the Company is perceived as being not as transparent as other companies in the industry, the Company’s financial condition and results of operations may be materially and adversely affected.

The Company is a Public Entity

The Company is subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. The Exchange Act will require the Company to file annual, quarterly and current reports with respect to the Company’s business and financial condition which will cause the Company to incur certain legal, accounting and other expenses. The Sarbanes-Oxley Act will require the Company to maintain effective disclosure controls and procedures and internal control over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of the Company’s disclosure controls and procedures and internal controls, significant resources and management oversight will be required. The Company has implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The systems and resources necessary to comply with public company reporting requirements will increase further once the Company ceases to be an “emerging growth company” under the JOBS Act. As long as the Company remains an emerging growth company, it intends to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Exchange Act Filing Requirements

Because the Company is subject to the reporting requirements under the Exchange Act, ownership information for any person who beneficially owns 5% or more of the Common Stock will have to be disclosed in a Schedule 13G, Schedule 13D or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, Shareholders who choose to reinvest their dividends may see their percentage stake in the Company increase to more than 5%, thus triggering this filing requirement. Each Shareholder is responsible for determining their filing obligations and preparing the filings. In addition, Shareholders who hold more than 10% of a class of the Company’s shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the Company’s profits from the purchase and sale, or sale and purchase, of registered stock within a six-month period.

Internal Controls

The Company will not be required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404 of that statute (“Section 404”), and will not be required to comply with all of those requirements until the Company has been subject to the reporting requirements of the Exchange Act for a specified period or the date the Company is no longer an emerging growth company under the JOBS Act. Accordingly, the Company’s internal control over financial reporting will not initially meet all of the standards contemplated by Section 404 that the Company may eventually be required to meet. The Company will need to undertake the process of building out its internal control over financial reporting and establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Company.

Additionally, the Company will need to undertake the process of documenting its internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of its internal control over financial reporting. Additionally, the Company’s independent registered public accounting firm will not be required to formally attest to the effectiveness of the internal control over financial reporting until the later of the year following the Company’s first annual report required to be filed with the SEC, or the date the Company is no longer an emerging growth company under the JOBS Act. If the Company is not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, the Company’s operations, financial reporting or financial results could be adversely affected. Matters impacting the Company’s internal controls may cause the Company to be unable to report its financial information on a timely basis and thereby subject the Company to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and may result in a breach of the covenants under the agreements governing any of its financing arrangements, if any. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Company and the reliability of its financial statements. Confidence in the reliability of the Company’s financial statements could also suffer if the Company or its independent registered public accounting firm were to report a material weakness in the Company’s internal control over financial reporting. This could materially adversely affect the Company and, following an Exchange Listing, lead to a decline in the market price of the Common Stock.

RIC related Tax Risks

The Company intends to qualify as a RIC under Subchapter M of the Code. To qualify for and maintain RIC tax treatment under the Code, the Company must meet, amongst other requirements, requirements related to annual distributions, source of income and asset diversification. Failure to meet these requirements may result in the Company having to dispose of certain investments quickly in order to prevent the loss of RIC status. If the Company fails to qualify for or maintain RIC tax treatment for any reason and is subject to corporate federal income tax, the resulting corporate taxes could substantially reduce its net assets, the amount of income available for distribution, and the amount of its distributions. See “Material U.S. Federal Income Tax Considerations – Taxation as a RIC.”

As a result of the “Annual Distribution Requirement” (i.e., the requirements that the Company must distribute to its Shareholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses) to qualify for tax treatment as a RIC, the Company may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. The Company expects to be able to issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that the ratio of the Company’s total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, equals at least 150% after such incurrence or issuance. If the Company issues senior securities, it will be exposed to risks associated with leverage, including an increased risk of loss. The Company’s ability to issue different types of securities is also limited. Compliance with RIC distribution requirements may unfavorably limit the Company’s investment opportunities and reduce its ability in comparison to other companies to profit from favorable spreads between the rates at which the Company can borrow and the rates at which it can lend. Therefore, the Company intends to seek to continuously issue equity securities, which may lead to Shareholder dilution.

The Company may borrow to fund investments. If the value of the Company’s assets declines, the Company may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit the Company from paying distributions and could prevent it from qualifying for tax treatment as a RIC, which would generally result in a corporate-level U.S. federal income tax on any income and net gains. If the Company cannot satisfy the asset coverage test, it may be required to sell a portion of its investments and, depending on the nature of the Company’s debt financing, repay a portion of its indebtedness at a time when such sales may be disadvantageous.

Until and unless the Company is treated as a publicly offered RIC as a result of either (1) shares of its Common Stock and preferred stock collectively being held by at least 500 persons at all times during a taxable year, (2) shares of its Common Stock being continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (3) shares of its Common Stock being treated as regularly traded on an established securities market, each U.S. Shareholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from the Company in the amount of such U.S. Shareholder’s allocable share of the management and incentive fees paid to the Adviser and certain of the Company’s other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Shareholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. Shareholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. Shareholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. Shareholder’s miscellaneous itemized deductions exceeds 2% of such U.S. Shareholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.

Phantom Income

For U.S. federal income tax purposes, the Company will include in its taxable income certain amounts that it has not yet received in cash. For example, if the Company holds debt obligations that are treated under applicable U.S. federal income tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, that have increasing interest rates or are issued with warrants), the Company must include in its taxable income in each taxable year a portion of the OID that accrues over the life of the obligation, regardless of whether the Company receives cash representing such income in the same taxable year. The Company may also have to include in its taxable income other amounts that the Company has not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Further, the Company may elect to amortize market discount on debt investments and currently include such amounts in its taxable income, instead of upon their sale or other disposition, as any failure to make such election would limit the Company’s ability to deduct interest expense for tax purposes. Because such OID or other amounts accrued are included in the Company’s investment company taxable income for the taxable year of accrual, the Company may be required to make distributions to Shareholders in order to satisfy the Annual Distribution Requirement (as defined below) and/or excise tax avoidance requirement, even though the Company will have not received any corresponding cash payments. Accordingly, to enable the Company to make distributions to Shareholders that will be sufficient to enable the Company to satisfy the Annual Distribution Requirement, the Company may need to sell some of its assets at times and/or at prices that it would not consider advantageous, the Company may need to raise additional equity or debt capital or the Company may need to forego new investment opportunities or otherwise take actions that are disadvantageous to its business (or be unable to take actions that are advantageous to its business). If the Company is unable to obtain cash from other sources to enable the Company to satisfy the Annual Distribution Requirement, the Company may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable state and local taxes).

Stock Dividend

Although the Company currently does not intend to do so, the Company may declare a large portion of a dividend in shares of the Company’s stock at the election of each Shareholder. Revenue Procedures issued by the IRS allow a publicly offered RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all Shareholders is required to be at least 10% of the total distribution, for distributions declared on or before December 31, 2020, and at least 20% of the aggregate declared distribution for distributions declared on or after January 1, 2021. The Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Shareholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes. As a result, Shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. It is unclear whether the Company will be a publicly offered RIC and to what extent the Company will be able to pay taxable dividends in cash and Common Stock (whether pursuant to IRS Revenue Procedures, a private letter ruling or otherwise).

Dividend Reinvestment

Shareholders that participate in the Company’s dividend reinvestment plan will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in the Company’s Common Stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless a Shareholder is a tax-exempt entity, the Shareholder may have to use funds from other sources to pay the tax liability on the value of the Company’s Common Stock received as a result of the distribution.

Certain ERISA Considerations

The fiduciary responsibility standards and prohibited transaction restrictions of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) apply to a variety of employee retirement and welfare benefit plans maintained by private employers (“ERISA Plans”). Although ERISA does not (with certain exceptions) apply to individual retirement accounts, “Keogh” plans and certain other plans, such plans (collectively with ERISA Plans, “Plans”), are generally subject to Section 4975 of the Code, which contains prohibited-transaction provisions that are similar to those contained in ERISA.

Investment Considerations

The assets of the Company are invested in accordance with the investment objective and policies described in its registration statement. The fiduciary of an ERISA Plan (and not the Adviser) will be solely responsible for the ERISA Plan’s decision to invest in the Company, including, without limitation, the role that an investment in the Company would play in the ERISA Plan’s portfolio and whether an investment in the Company is reasonably designed as part of the overall investment of the ERISA Plan’s assets. Accordingly, an authorized fiduciary of an ERISA Plan proposing to invest in the Company should, in consultation with its own advisors, consider whether such investment is consistent with the terms of the ERISA Plan’s governing documents (including any investment guidelines) and applicable law. Neither the Adviser nor the Company or any of their respective affiliates is responsible for determining, and none of them makes any representation regarding, whether the Company’s Common Stock is an appropriate investment for Plans generally or any particular Plan.

Prohibited Transactions

Section 406 of ERISA and Section 4975 of the Code prohibit certain transactions involving the assets of Plans and certain persons, referred to as “parties in interest” under ERISA or “disqualified persons” under Section 4975 of the Code, having certain relationships to such Plans, unless a statutory or administrative exemption is applicable to the transaction. A purchase of the Company’s Common Stock by an ERISA Plan having a relationship with the Adviser or the Company, or any of their respective affiliates could, under certain circumstances, be considered a transaction prohibited under ERISA or Section 4975 of the Code. Accordingly, an authorized fiduciary of an investing Plan will be deemed to have represented and agreed, among other things, that the ERISA Plan’s purchase and holding of the Company’s Common Stock are not and will not constitute or otherwise result in a non-exempt prohibited transaction. In addition, as discussed below, other issues under the rules governing prohibited transactions may arise to the extent that the assets of the Company constitute “plan assets.”

Certain Effects on Company Investments Generally. If and for so long as the Company’s assets are treated as “plan assets” for purposes of ERISA and Section 4975 of the Code, the Company may be prevented from making certain otherwise desirable investments and engaging in certain other transactions that might otherwise be permitted.

Takeover Attempts

The Company’s charter, as well as certain statutory and regulatory requirements, will contain certain provisions that may have the effect of discouraging a third party from attempting to acquire the Company. The Board may be comprised of directors with staggered terms, which is intended to prevent Shareholders from removing a majority of directors in any given election. This, along with other anti-takeover provisions, may inhibit a change of control in circumstances that could give Shareholders the opportunity to realize a premium over the value of shares of the Common Stock.

Dilution

The Company’s charter authorizes the issuance of additional shares of Common Stock without requiring the approval of the Shareholders. Shareholders will not have preemptive rights to purchase any shares issued by the Company in the future. The Company’s charter authorizes the issue of up to 250,000,000 shares of Common Stock. The Board may elect to sell additional shares in the future or issue equity interests in private offerings. To the extent the Company issues additional equity interests at or below net asset value, an existing Shareholder’s percentage ownership interest in the Company may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of the Company’s investments, Shareholders may also experience dilution in the book value and fair value of their shares.

Under the 1940 Act, the Company is generally prohibited from issuing or selling Common Stock at a price below net asset value per share, which may be a disadvantage as compared with certain public companies. The Company may, however, sell Common Stock, or warrants, options, or rights to acquire Common Stock, at a price below the current net asset value of the Common Stock if the Board and independent directors determine that such sale is in the Company’s best interests and the best interests of Shareholders, and the Shareholders, including a majority of those Shareholders that are not affiliated with the Company, approve such sale. In any such case, the price at which the Company’s securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the fair value of such securities (less any distributing commission or discount). If the Company raises additional funds by issuing Common Stock or senior securities convertible into, or exchangeable for, Common Stock, then the percentage ownership of existing Shareholders at that time will decrease and such Shareholders will experience dilution.

All distributions declared in cash payable to Shareholders that are participants in the DRIP will generally be automatically reinvested in shares of Common Stock unless the investor opts out of the plan. As a result, Shareholders who opt out of participating in the DRIP may experience accretion to the net asset value of their shares if the Company’s Common Stock is trading at a premium to net asset value and dilution if the Company’s Common Stock is trading at a discount to net asset value. The level of accretion or discount would depend on various factors, including the proportion of Shareholders who participate in the DRIP, the level of premium or discount at which shares of Common Stock are trading and the amount of the distribution payable to Shareholders.

Outstanding Shares Prior to an Exchange Listing

The ability of Shareholders to liquidate their investments will be limited. If the Company conducts an Exchange Listing in the future, a large volume of sales of shares could decrease the prevailing market prices of the Common Stock and could impair the Company’s ability to raise additional capital through the sale of equity securities in the future. The ability of Shareholders to liquidate their investments could further depress the market price of Common Stock and have a negative effect on the Company’s ability to raise capital in the future. In addition, anticipated downward pressure on the Common Stock price due to actual or anticipated sales of Common Stock from this market overhang could cause some institutions or individuals to engage in short sales of the Common Stock, which may itself cause the price of the Common Stock to decline.

Net Asset Value

The net asset value and liquidity, if any, of the market for shares of the Common Stock may be significantly affected by numerous factors, some of which are beyond the Company’s control and may not be directly related to the Company’s operating performance. These factors include any, or a combination of any, of the following:

•

changes in the value of the Company’s portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of RIC tax treatment or BDC status;

•	distributions that exceed the Company’s net investment income and net income as reported according to U.S. generally accepted accounting principles (“GAAP”);

•	changes in earnings or variations in operating results;

•	changes in accounting guidelines governing valuation of the Company’s investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by the Shareholders;

•	departure of the Adviser or certain of its key personnel;

•	general economic trends and other external factors; and

•	loss of a major funding source.

Preferred Stock

The Board may be authorized to issue shares of preferred stock in one or more series without Shareholder approval, which could potentially adversely affect the interests of existing Shareholders.

The Company cannot assure Shareholders that the issuance of preferred stock, debt securities and/or convertible debt securities would result in a higher yield or return to the holders of shares of Common Stock. The issuance of preferred stock, debt securities or convertible debt would likely cause the net asset value of the Common Stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the debt securities and/or the convertible debt securities, were to approach the net rate of return on the Company’s investment portfolio, the benefit of such leverage to the holders of the Common Stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the debt securities and/or convertible debt securities, were to exceed the net rate of return on the Company’s portfolio, the use of leverage would result in a lower rate of return to the holders of Common Stock than if the Company had not issued the preferred stock, debt securities or convertible debt securities. Any decline in the net asset value of the Company’s investment would be borne entirely by the holders of Common Stock. Therefore, if the market value of the Company’s portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of Common Stock than if the Company was not leveraged through the issuance of preferred stock, debt securities or convertible debt securities. This decline in net asset value would also tend to cause a greater decline in the market price, if any, for the Common Stock.

There is also a risk that, in the event of a sharp decline in the value of the Company’s net assets, the Company would be in danger of failing to maintain required asset coverage ratios, which may be required by the preferred stock, debt securities or convertible debt, or the Company’s current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities and/or the convertible debt securities. In order to counteract such an event, the Company might need to liquidate investments in order to fund the redemption of some or all of the preferred stock, debt securities or convertible debt. In addition, the Company would pay (and the holders of Common Stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, debt securities, convertible debt, or any combination of these securities. Holders of preferred stock, debt securities or convertible debt may have different interests than holders of Common Stock and may at times have disproportionate influence over the Company’s affairs.

The 1940 Act requires that holders of shares of preferred stock must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred shareholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of Common Stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair the Company’s ability to maintain its tax treatment as a RIC for U.S. federal income tax purposes.

Unrealized Depreciation

As a BDC, the Company is required to carry investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith in accordance with procedures established by the Board. Decreases in the market values or fair values of the Company’s investments relative to amortized cost are recorded as unrealized depreciation. Any unrealized losses in the Company’s portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to the Company with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of the Company’s income available for distribution in future periods. In addition, decreases in the market value or fair value of the Company’s investments will reduce the Company’s net asset value.

Pre-incentive fee net income does not include any realized or unrealized capital gains or losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where the Company incurs a loss. For example, this may occur if the Company receives pre-incentive fee net income even if the Company has incurred a loss in that quarter due to realized and unrealized capital losses.

PIK Interest Payments

Certain of the Company’s debt investments may contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by the Company of PIK interest will have the effect of increasing the Company’s assets under management. As a result, because the base Management Fee that the Company pays to the Adviser is based on the average value of the Company’s gross assets, the receipt by the Company of PIK interest will result in an increase in the amount of the base Management Fee. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in the Company’s pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by the Company to the Adviser.

To the extent original issue discount instruments, such as zero coupon bonds and PIK loans, constitute a significant portion of the Company’s income, investors will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following: (a) the higher interest rates of PIK loans reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans; (b) PIK loans may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral; (c) market prices of zero-coupon or PIK securities are affected to a greater extent by interest rate changes and may be more volatile than securities that pay interest periodically and in cash, and PIKs are usually less volatile than zero-coupon bonds, but more volatile than cash pay securities; (d) because original issue discount income is accrued without any cash being received by the Company, required cash distributions may have to be paid from offering proceeds or the sale of Company assets without investors being given any notice of this fact; (e) the deferral of PIK interest increases the loan-to-value ratio, which is a measure of the riskiness of a loan; (f) even if the accounting conditions for income accrual are met, the borrower could still default when the Company’s actual payment is due at the maturity of the loan; and (g) original issue discount creates risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

Distributions

The amount of any distributions the Company may make on the Common Stock is uncertain. The Company may not be able to pay distributions, or be able to sustain distributions at any particular level, and the Company’s distributions per share, if any, may not grow over time, and the Company’s distributions per share may be reduced. The Company has not established any limit on the extent to which it may use borrowings, if any, and the Company may use offering proceeds to fund distributions (which may reduce the amount of capital the Company ultimately invests in portfolio companies).

Subject to the Board’s discretion and applicable legal restrictions, the Company generally intends to authorize and declare cash distributions on a quarterly basis and pay such distributions on a quarterly basis. The Company expects to pay distributions out of assets legally available for distribution. However, the Company cannot assure Shareholders that the Company will achieve investment results that will allow the Company to make a consistent targeted level of cash distributions or year-to-year increases in cash distributions. The Company’s ability to pay distributions might be adversely affected by the impact of the risks described herein. In addition, the inability to satisfy the asset coverage test applicable to the Company as a BDC under the 1940 Act can limit the Company’s ability to pay distributions. Distributions from offering proceeds also could reduce the amount of capital the Company ultimately invests in debt or equity securities of portfolio companies. The Company cannot assure Shareholders that the Company will pay distributions to Shareholders in the future.

Distributions on the Common Stock may exceed the Company’s taxable earnings and profits, particularly during the period before the Company has substantially invested the net proceeds from this offering. Therefore, portions of the distributions that the Company pay may represent a return of capital to Shareholders. A return of capital is a return of a portion of Shareholders’ original investment in shares of the Company’s Common Stock. As a result, a return of capital will (i) lower Shareholders’ tax basis in their shares and thereby increase the amount of capital gain (or decrease the amount of capital loss) realized upon a subsequent sale or redemption of such shares, and (ii) reduce the amount of funds the Company has for investment in portfolio companies. The Company has not established any limit on the extent to which the Company may use offering proceeds to fund distributions.

The Company may pay distributions from offering proceeds in anticipation of future cash flow, which may constitute a return of Shareholders’ capital and will lower Shareholders’ tax basis in their shares, thereby increasing the amount of capital gain (or decreasing the amount of capital loss) realized upon a subsequent sale or redemption of such shares, even if such shares have not increased in value or have, in fact, lost value. Distributions from offering proceeds also could reduce the amount of capital the Company ultimately has available to invest in portfolio companies.

ESG

The Company’s business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. The Company risks damage to its brand and reputation if it fails to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in its investment processes. Adverse incidents with respect to ESG activities could impact the value of the Company’s brand, the cost of its operations and relationships with Shareholders and potential investors, all of which could adversely affect the Company’s business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect the Company’s business. The Company recognizes that a responsible approach to investing which takes into account ESG issues is an important element of its investment strategy. The Company is committed to considering material ESG issues relevant to its investment strategy in the course of its due diligence and in the monitoring of portfolio investments. Stone Point’s ESG Principles and Guidelines draw upon the UN Principles for Responsible Investment. Stone Point’s ESG Committee is responsible for overseeing its ESG Principles and Guidelines, which is an important element of its risk assessment, monitoring and investment process.

Non-Diversified Investment Company

The Company intends to operate as a non-diversified investment company within the meaning of the 1940 Act, which means that the Company will not be limited by the 1940 Act with respect to the proportion of its assets that it may invest in a single issuer. However, the Company from time to time in the future may be considered a diversified management investment company within the meaning of the 1940 Act. Beyond the asset diversification requirements associated with the Company’s qualification as a RIC for U.S. federal income tax purposes, the Company does not have fixed guidelines for diversification. While the Company is not targeting any specific industries, its investments may be focused on relatively few industries. To the extent that the Company holds large positions in a small number of issuers, or within a particular industry, the Company’s net asset value may be subject to greater fluctuation. The Company may also be more susceptible to any single economic or regulatory occurrence or a downturn in particular industry.

Difficulty of Locating Suitable Investments

There can be no assurance that there will be a sufficient number of suitable investment opportunities satisfying the investment objectives of the Company to enable the Company to invest all of its committed capital, or that such investment opportunities will lead to completed investments by the Company. Identification of attractive investment opportunities is and will be difficult and the availability of investment opportunities generally is and will be subject to market conditions and the prevailing regulatory and economic climate.

Co-investment with Third Parties

The Company may co-invest in portfolio companies with third parties (including, in certain circumstances, investment funds, accounts and investment vehicles managed by the Adviser and its affiliates) through partnerships, joint ventures or other arrangements. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that a third party co-venturer or partner may at any time have economic or business interests or goals that are inconsistent with those of the Company or may be in a position to take action contrary to the Company’s investment objectives. In addition, the Company may under certain circumstances be liable for actions of their third-party co-venturers or partners.

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without the prior approval of the directors who are not interested persons and, in some cases, the prior approval of the SEC. The Company has filed for an exemptive order (“Order”) from the SEC in order to co-invest alongside other funds/vehicles managed by the Adviser or its affiliates, or alongside the Adviser or its affiliates in a principal capacity, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Consistent with Orders previously granted by the SEC, the Company expects the Order to provide that, in connection with any co-investment transaction, the Company will receive its pro rata share of any transaction fees, based on its relative share of the amount invested or committed, as applicable, in the transaction. The Adviser’s investment allocation policy seeks to ensure equitable allocation of investment opportunities between the Company, other Stone Point Funds and affiliates of the Adviser. While an affiliated broker-dealer or other financial affiliate (“Financial Affiliate”) of the Adviser from time to time may be permitted, subject to the terms of the Order, to participate as principal in a co-investment transaction in which the Company also participates, in no event will the Financial Affiliate acquire any such investment at a price more favorable than that offered to the Company. As a result of the exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other Stone Point Funds that could avail themselves of the exemptive relief.

In situations when co-investment with other Stone Point Funds is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of any exemptive relief granted to the Company by the SEC, the Adviser and/or its affiliates will need to decide which client or clients will proceed with the investment.

Minority Investments

The Company may make minority investments, or may make investments in “club” deals alongside entities sponsored by other private credit or private equity firms, in portfolio companies where the Company may not have the right to appoint a director or otherwise be able to control or effectively influence the business or affairs of such entities. The entity in which a Company investment is made may have economic or business interests or goals that are inconsistent with those of the Company, and the Company may not be in a position to limit or otherwise protect the value of its investment in the portfolio company. In addition, although the Company may seek board representation in connection with certain investments, there is no assurance that such representation, if sought, will be obtained. In all such cases, the Company will rely significantly on the existing management and boards of directors of portfolio companies, which may include representatives of investors with whom the Company is not affiliated and whose interests may conflict with the interests of the Company.

Follow-On Investments

The Company may make follow-on investments in certain portfolio companies or have the opportunity to increase an investment in certain portfolio companies. There can be no assurance that the Company will wish to make follow-on investments or that it will have sufficient funds to do so. Any decision by the Company not to make follow-on investments or its inability to make them may have a substantial negative impact on a portfolio company in need of such an investment or may diminish the Company’s ability to influence the portfolio company’s future development. The Company’s ability to make follow-on investments may also be limited by the Adviser’s allocation policies and procedures.

Risks Upon Disposition of Investments

In connection with the disposition of an equity investment in a portfolio company, the Company may be required to make representations about the business and financial affairs of such portfolio company typical of those made in connection with the sale of any business, or may be responsible for the contents of disclosure documents under applicable securities laws. The Company may also be required to indemnify the purchasers of such investment or underwriters to the extent that any such representations or disclosure documents turn out to be incorrect, inaccurate or misleading. These arrangements may result in contingent liabilities, which might ultimately have to be funded by the Company.

Limitations on Leverage

The Company may, subject to the limitations described below, incur leverage in connection with its operations, collateralized by its assets and/or capital commitments. The amount of leverage that the Company employs will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. The use of leverage by the Company may have important consequences to the Shareholders, including, but not limited to, the following: (a) greater fluctuations in the net asset value of the Company; (b) use of cash flow for debt service and related costs and expenses, rather than for additional investments, distributions or other purposes; (c) increased interest expense if interest rate levels were to increase significantly; (d) limitation on the flexibility of the Company to make distributions to the Shareholders; (e) the amount and timing of contributions and distributions to Shareholders may be affected in a manner that may have potentially adverse consequences to Shareholders; and (f) result in lower multiples of cost (but enhanced IRRs) for equity investments. There can be no assurance that the Company will have sufficient cash flow to meet its debt service obligations. As a result, the Company’s exposure to losses may be increased due to the illiquidity of its investments generally. Finally, the Management Fee will be payable based on the average value of the Company’s gross assets (excluding cash and cash equivalents), which may give the Adviser an incentive to use leverage to make additional investments.

In connection therewith, credit facilities may be secured by an assignment of the Shareholders’ unfunded capital commitments or the Company’s portfolio investments and assets. Shareholders may be required to acknowledge their obligation to pay their share of such indebtedness up to the amount of their unfunded capital commitments or to acknowledge the right of such lender to call on such Shareholders to fund their commitments. The Governing Agreements may provide a lender with the right to receive detailed due diligence and credit related information regarding the Shareholders. The Adviser reserves the right, in its sole discretion, to waive these requirements for certain Shareholders, which may have an adverse effect on the Company’s ability to obtain such credit facility or terms thereof.

As a BDC, generally, the ratio of the Company’s total assets (less total liabilities other than indebtedness represented by senior securities) to the Company’s total indebtedness represented by senior securities plus any preferred stock, if any, must be at least 200%; however, legislation enacted in March 2018 has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. This means that generally, the Company can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, the Company can borrow up to $2 for every $1 of investor equity). The Adviser, as the sole initial Shareholder, has approved a proposal that allows the Company to reduce its asset coverage ratio to 150% and, in connection with their subscription agreements, the Shareholders are required to acknowledge the Company’s ability to operate with an asset coverage ratio that may be as low as 150%. If this ratio declines below 150%, the Company cannot incur additional debt and could be required to sell a portion of its investments to repay some indebtedness when it may be disadvantageous to do so. This could have a material adverse effect on the Company’s operations, and the Company may not be able to service its debt or make distributions.

In addition, as market conditions permit, the Company may securitize its loans to generate cash for funding new investments. To securitize loans, the Company may create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who would be expected to be willing to accept a substantially lower interest rate than the loans earn. The Company would retain all or a portion of the equity in the securitized pool of loans. The Company’s retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses.

Leverage magnifies the potential for loss on investments in the Company’s indebtedness and on invested equity capital. As the Company will use leverage to partially finance its investments, Shareholders will experience increased risks of investing in the Company’s securities. If the value of the Company’s assets increases, then leveraging would cause the net asset value attributable to the Common Stock to increase more sharply than it would have had the Company not leveraged. Conversely, if the value of the Company’s assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had the Company not leveraged its business. Similarly, any increase in the Company’s income in excess of interest payable on the borrowed funds would cause the Company’s net investment income to increase more than it would without the leverage, while any decrease in the Company’s income would cause net investment income to decline more sharply than it would have had the Company not borrowed. Such a decline could negatively affect the Company’s ability to pay dividends on its Common Stock, scheduled debt payments or other payments related to the Company’s securities.

Interest Rates

Because the Company may borrow money to make investments, the Company’s net investment income will depend, in part, upon the difference between the rate at which the Company borrows funds and the rate at which the Company invests those funds. As a result, the Company can offer no assurance that a significant change in market interest rates will not have a material adverse effect on the Company’s net investment income.

A reduction in interest rates on new investments relative to interest rates on current investments could have an adverse impact on the Company’s net investment income. However, an increase in interest rates could decrease the value of any investments which earn fixed interest rates and also could increase the Company’s interest expense, thereby decreasing the Company’s net income. Also, an increase in interest rates available to investors could make an investment in shares of Common Stock less attractive if the Company is not able to increase its dividend rate, which could reduce the value of the Common Stock. Further, rising interest rates could also adversely affect the Company’s performance if such increases cause its borrowing costs to rise at a rate in excess of the rate that the Company’s investments yield.

In periods of rising interest rates, to the extent the Company borrows money subject to a floating interest rate, the Company’s cost of funds would increase, which could reduce the Company’s net investment income.

Further, rising interest rates could also adversely affect the Company’s performance if it holds investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase the Company’s interest expense, even though its interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

If general interest rates rise, there is a risk that the portfolio companies in which the Company hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with the Company. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on the Company to provide fixed rate loans to the Company’s portfolio companies, which could adversely affect the Company’s net investment income, as increases in the Company’s cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

LIBOR

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it will not compel panel banks to contribute to LIBOR after 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to the Company or on the Company’s overall financial condition or results of operations. In addition, if LIBOR ceases to exist, the Company may need to renegotiate any credit agreements extending beyond 2021 with portfolio companies that utilize LIBOR as a factor in determining the interest rate that may be in place at such time, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on the Company’s overall financial condition or results of operations. Following the replacement of LIBOR, some or all of the Company’s credit agreements in place at such time may bear interest a lower interest rate, which could have an adverse impact on the Company’s results of operations. Moreover, if LIBOR ceases to exist, the Company may need to renegotiate certain terms of any credit facilities in place at such time. If the Company is unable to do so, amounts drawn under the Company’s credit facilities may bear interest at a higher rate, which would increase the cost of the Company’s borrowings and, in turn, affect the Company’s results of operations.

Hedging Policies/Risks

In connection with certain portfolio investments, the Company may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while the Company may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors may result in a poorer overall performance for the Company than if it had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments.

Derivatives and Financial Commitment Transactions

In October 2020, the SEC adopted a final rule related to the use of derivatives, short sales, reverse repurchase agreements and certain other transactions by BDCs and other registered investment companies. The final rule requires the Company to trade derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions) subject to a value-at-risk (“VaR”) leverage limit and certain derivatives risk management program and reporting requirements. Generally, these requirements apply unless the Company satisfies a “limited derivatives users” exception that is included in the final rule. Under the final rule, when the Company trades reverse repurchase agreements or similar financing transactions, including certain tender option bonds, it needs to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the Company’s asset coverage ratio or treat all such transactions as derivatives transactions. Reverse repurchase agreements or similar financing transactions aggregated with other indebtedness do not need to be included in the calculation of whether the Company satisfies the limited derivatives users exception, but for funds subject to the VaR testing requirement, reverse repurchase agreements and similar financing transactions must be included for purposes of such testing whether treated as derivatives transactions or not. Compliance with these new requirements will be required after an eighteen-month transition period. Following the compliance date, these requirements may limit the ability of the Company to use derivatives, short sales, and reverse repurchase agreements and similar financing transactions as part of its investment strategies. These requirements may increase the cost of the Company’s investments and cost of doing business, which could adversely affect investors. .

Portfolio Company Management

Each portfolio company’s day-to-day operations are the responsibility of such company’s management team. Although the Adviser is responsible for monitoring the performance of each portfolio investment there can be no assurance that the existing management team, or any successor, will be able to successfully operate the portfolio company in accordance with the Company’s plans. The success of each portfolio company depends in substantial part upon the skill and expertise of each portfolio company’s management team.

Operating and Financial Risks of Portfolio Companies

Companies in which the Company invests could deteriorate as a result of, among other factors, an adverse development in their business, a change in the competitive environment, or an economic downturn. As a result, companies which the Company expects to be stable may operate, or expect to operate, at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or to maintain their competitive position, or may otherwise have a weak financial condition or be experiencing financial distress. In some cases, the success of the Company’s investment strategy will depend, in part, on the ability of the Company to restructure and/or effect improvements in the operations of a portfolio company. The activity of identifying and implementing restructuring programs and operating improvements at portfolio companies entails a high degree of uncertainty. There can be no assurance that the Company will be able to successfully identify and implement such restructuring programs and improvements.

Projections and Third-Party Reports

The Company will generally make investments on the basis of projections of the operating results of portfolio companies, the market environment and views/assumptions on default rates, recoveries, interest rate movements and technical market factors. Projected operating results will normally be based primarily on the guidance of the company’s management and be justified by the Adviser’s judgments or third-party advice and reports. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. There can be no assurance that the projected results will be achieved and actual results may vary significantly from the projections. General economic, natural and other conditions, which are not predictable, can have an adverse impact on the reliability of such projections.

Risks Relating to the Company’s Investments

Risks Related to Investments in Loans

The Company expects to invest primarily by making loans, either through primary issuances or in secondary transactions, including potentially on a synthetic basis (i.e., through the use of derivatives, participations or assignments). The value of such loans may be detrimentally affected to the extent a borrower defaults on its obligations. There can be no assurance that the value assigned by the Company to collateralize an underlying loan can be realized upon liquidation, nor can there be any assurance that any such collateral will retain its value. Furthermore, circumstances could arise (such as in the bankruptcy of a borrower) that could cause the Company’s security interest in the loan’s collateral to be invalidated.

Also, much of the collateral will be subject to restrictions on transfer intended to satisfy securities regulations, which will limit the number of potential purchasers if the Company intends to liquidate such collateral. The amount realizable with respect to a loan may be detrimentally affected if a guarantor, if any, fails to meet its obligations under a guarantee. Finally, there may be a monetary, as well as a time cost involved in collecting on defaulted loans and, if applicable, taking possession of various types of collateral.

Investments in Privately Held Companies

The Company will acquire a significant percentage of its portfolio company investments from privately held companies in directly negotiated transactions. Substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than exchange-listed securities or other securities for which there is an active trading market. The Company typically would be unable to exit these investments unless and until the portfolio company has a liquidity event such as a sale, refinancing, or initial public offering.

The illiquidity of the Company’s investments may make it difficult or impossible for the Company to sell such investments if the need arises. In addition, if the Company is required to liquidate all or a portion of its portfolio quickly, the Company may realize significantly less than the value at which the Company has previously recorded its investments, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Moreover, investments purchased by the Company that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer, market events, economic conditions or investor perceptions.

Investments in Private and Middle-Market Companies

Investments in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and the Company will rely on the ability of the Adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If the Adviser is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and the Company may lose money on its investments. Middle-market companies generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Middle-market companies may have limited financial resources, may have difficulty accessing the capital markets to meet future capital needs and may be unable to meet their obligations under their debt securities held by the Company, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of the Company realizing any guarantees it may have obtained in connection with its investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on a portfolio company and, in turn, on the Company. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, the Company’s executive officers, directors and the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from the Company’s investments in the portfolio companies.

Investments in Publicly Traded Companies

The Company’s investment portfolio may contain securities or instruments issued by publicly held companies. Such investments may subject the Company to risks that differ in type or degree from those involved with investments in privately held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on the ability of the Company to dispose of such securities or instruments at certain times, increased likelihood of shareholder litigation against such companies’ board members and increased costs associated with each of the aforementioned risks. Moreover, the Company may not have the same access to information in connection with investments in public securities, either when investing in a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, the Company may be limited in its ability to make investments, and to sell existing investments, in public securities because the Adviser and/or Stone Point may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies.

Foreign Investments

The Company will accept subscriptions and will maintain books and records in dollars although the Company may invest a portion of capital outside of the United States (and in various foreign currencies). Investment in foreign securities involves certain factors not typically associated with investing in U.S. securities, including risks relating to: (i) currency exchange matters, including fluctuations in the rate of exchange between the dollar and the various foreign currencies in which the Company’s foreign investments are denominated, and costs associated with conversion of investment principal and income from one currency into another; (ii) differences between the U.S. and foreign securities markets, including potential price volatility in and relative liquidity of some foreign securities markets, the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation; (iii) certain economic, social and political risks, including potential exchange control regulations and restrictions on foreign investment and repatriation of capital, the risks of political, economic or social instability and the possibility of expropriation or confiscatory taxation; and (iv) the possible requirement of financing and structuring alternatives and exit strategies that differ substantially from those commonly used in the United States. In addition, the Company and the Shareholders could become subject to additional or unforeseen taxation in foreign jurisdictions in which the Company invests, and changes to taxation treaties (or their interpretation) between the jurisdiction of a Shareholder and the countries in which the Company invests may adversely affect the tax treatment of such Shareholder. The foregoing factors may increase transaction costs and adversely impact the value of the Company’s investments in non-U.S. portfolio companies.

Difficulties Upon Exit

The Company’s investments will be subject to various risks, particularly the risk that the Company will be unable to sell or dispose of its investments at attractive prices or be unable to complete any exit strategy. Dispositions of investments may be subject to contractual and other limitations on transfer or other restrictions that would interfere with subsequent sales of such investments or adversely affect the terms that could be obtained upon any disposition thereof. There can be no assurance that a public market will develop for any of the Company’s investments or that the Company will otherwise be able to realize such investments. Therefore, there can be no assurance that the Company will realize net profits or achieve returns commensurate with the risks associated with the investments, or that the Company will not experience losses in its investments, which may be substantial.

Risks of Investing in a Credit Vehicle

In addition to the foregoing risks, investing in the Company presents certain risks, including, but not limited to, risks associated with: credit, investments in loans, “higher-yielding” debt securities, stressed and distressed investments, investments in public companies, credit ratings, prepayment, and interest rates.

The Company has a very broad mandate with respect to the type and nature of securities in which it may invest. While some of the loans in which the Company will invest may be secured, the Company may also invest in debt or preferred equity securities that are either unsecured or subordinated to substantial amounts of senior indebtedness, or a significant portion of which may be unsecured. In such instances, the ability of the Company to influence a portfolio company’s affairs, especially during periods of financial distress or following an insolvency is likely to be substantially less than that of senior creditors. For example, under terms of subordination agreements, senior creditors are typically able to block the acceleration of the debt or other exercises by the Company of its rights as a creditor. Accordingly, the Company may not be able to take the steps necessary to protect its investments in a timely manner or at all. In addition, the debt securities in which the Company will invest may not be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and may not be rated by a credit rating agency.

Credit Risk

One of the fundamental risks associated with investments by the Company is credit risk, which is the risk that an issuer will be unable to make principal and interest payments on its outstanding debt obligations when due. The return to Shareholders would be adversely impacted if an issuer of debt in which the Company invests becomes unable to make such payments when due. Although the Company may make investments that are believed to be secured by specific collateral, the value of which may initially exceed the principal amount of such investments or the fair value of such investments, there can be no assurance that the liquidation of any such collateral would satisfy the borrower’s obligation in the event of non-payment of scheduled interest or principal payments with respect to such investment, or that such collateral could be readily liquidated. The Company may also invest in unsecured loans, which involves a higher degree of risk than senior secured loans. Furthermore, the Company’s right to payment and its security interest, if any, may be subordinated to the payment rights and security interests of a senior lender, to the extent applicable. Certain of these investments may have an interest-only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the investment. In addition, loans may provide for payments-in-kind, which have a similar effect of deferring current cash payments. In such cases, a portfolio company’s ability to repay the principal of an investment may depend on a liquidity event or the long-term success of the company, the occurrence of which is uncertain.

With respect to the Company’s investments in any number of credit products, if the borrower or issuer breaches any of the covenants or restrictions under the credit agreement that governs loans of such issuer or borrower, it could result in a default under the applicable indebtedness as well as the indebtedness held by the Company. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. This could result in an impairment or loss of the Company’s investment or a pre-payment (in whole or in part) of the Company’s investment.

Similarly, while the Company will generally target investing in companies it believes are of high quality, these companies could still present a high degree of business and credit risk. Companies in which the Company invests could deteriorate as a result of, among other factors, an adverse development in their business, a change in the competitive environment or the continuation or worsening of the current (or any future) economic and financial market downturns and dislocations. As a result, companies that the Company expected to be stable or improve may operate, or expect to operate, at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or maintain their competitive position, or may otherwise have a weak financial condition or experience financial distress. In addition, exogenous factors such as fluctuations of the equity markets also could result in warrants and other equity securities or instruments owned by the Company becoming worthless.

Risks Related to Loan Prepayments

The loans in the Company’s investment portfolio may be prepaid at any time, generally with little advance notice. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change, the Company does not know when, and if, prepayment may be possible for each portfolio company. In some cases, the prepayment of a loan may reduce the Company’s achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Associated With Covenant-Lite Loans

A significant number of leveraged loans in the market may consist of loans that do not contain financial maintenance covenants (“Covenant-Lite Loans”). While the Company does not intend to invest in Covenant-Lite Loans as part of its principal investment strategy, it is possible that such loans may comprise a portion of the Company’s portfolio. Such loans do not require the borrower to maintain debt service or other financial ratios. Ownership of Covenant-Lite Loans may expose the Company to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation than is the case with loans that also contain financial maintenance covenants.

Potential Material and Adverse Effects of Market Conditions on Debt and Equity Capital Markets

From time to time, capital markets may experience periods of disruption and instability. For example, from 2008 to 2009, the global capital markets were unstable as evidenced by the lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have improved from the beginning of the disruption, there have been recent periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future. If these adverse and volatile market conditions continue, the Company and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be particularly difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, the Company is generally not able to issue additional shares of Common Stock at a price less than net asset value per share without first obtaining approval for such issuance from Shareholders and the Company’s Independent Directors.

Moreover, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult for the Company to borrow money or to extend the maturity of or refinance any indebtedness the Company may have under similar terms and any failure to do so could have a material adverse effect on the Company’s business. The debt capital that will be available to the Company in the future, if any, may be at a higher cost and on less favorable terms and conditions than what the Company is currently able to access. If the Company is unable to raise or refinance debt, the Company may be limited in its ability to make new commitments or to fund existing commitments to its portfolio companies.

Given the extreme volatility and dislocation in the capital markets over the past several years, many BDCs have faced, and may in the future face, a challenging environment in which to raise or access capital. In addition, significant changes in the capital markets, including the extreme volatility and disruption over the past several years, has had, and may in the future have, a negative effect on the valuations of the Company’s investments and on the potential for liquidity events involving these investments.

As a business development company, the Company needs the ability to raise additional capital for investment purposes on an ongoing basis. Without sufficient access to the capital markets, the Company may be forced to curtail business operations or may not be able to pursue new investment opportunities. An inability to raise capital or access debt financing could negatively affect the Company’s business, inhibit the Company’s ability to scale operations, and lead to an increase in operating expenses as a percentage of the Company’s net assets. Disruptive conditions in the financial industry and any new legislation in response to those conditions could restrict the Company’s business operations and could adversely impact the Company’s results of operations and financial condition.

General Risk Factors

Market Risks

General economic conditions may affect the Company’s activities. Interest rates, the price of securities and participation by other investors in the financial markets may also affect the value of securities purchased by and the number of investments made by the Company.

Economic and Political Environment

The U.S. economy has generally recovered from the depths of the 2008 financial crisis, however the impact of the outbreak of the coronavirus, as discussed below, brings new uncertainty. The S&P 500 had reached new record levels and leverage loan and high yield issuance had surged as investors once again are pursuing yield in the protracted low interest rate environment. However, there has been substantial recent volatility in the markets, and it is not possible to predict how long this volatility will continue or what impact it will have on the Company or its investments. While there appear to be some similarities to the run-up to the financial crisis, there has also been a sweeping overhaul of the U.S. financial regulatory system, resulting in increased oversight, transparency and accountability. In general, corporations have strong balance sheets and record profitability, banks have more tangible capital to absorb losses and the housing market does not appear to be overheated. Regulatory changes and credit cycles lead to dislocations in the various markets in which the Company is expected to invest, and provide an ever-changing landscape that inevitably will be different from the ones faced in prior economic cycles.

It is uncertain whether regulatory and other governmental actions will be able to prevent further losses and volatility in securities markets, or stimulate the credit markets. The Company may be adversely affected by the foregoing events, or by similar or other events, including tax reform, in the future. In the longer term, there may be significant new regulations that could limit the Company’s activities and investment opportunities or change the functioning of the capital markets, and there is the possibility of a severe worldwide economic downturn. Consequently, the Company may not be capable of, or successful at, preserving the value of its assets, generating positive investment returns or effectively managing risks.

The activities of the Company could be materially adversely affected by the instability in the U.S. and/or global financial markets and/or changes in market, economic, political, and/or regulatory conditions, as well as by numerous other factors outside the control of the Company, the Adviser, the Shareholders and their respective affiliates. The outcomes of U.S. elections may create uncertainty with respect to legal, tax and regulatory regimes in which the Company and its portfolio companies, as well as the Adviser, Stone Point and their affiliates operate. Any significant changes in economic or tax policy and/or government programs could have a material adverse impact on the Company and on the Company’s investments.

Many of the portfolio companies in which the Company will invest may be susceptible to economic slowdowns or recessions. Therefore, non-performing assets may increase and the value of the Company’s portfolio may decrease during these periods as the Company is required to record the investments at their current fair value. Economic slowdowns or recessions could lead to financial losses in the Company’s portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase portfolio companies’ funding costs, limit portfolio companies’ access to the capital markets or result in a decision by lenders (including the Company) not to extend credit to such portfolio company. These events could prevent the Company from increasing investments and harm its operating results.

Coronavirus and Public Health Emergencies

As of the date of this Risk Disclosure Document, there is an outbreak of a novel and highly contagious form of coronavirus (“COVID-19”), which the World Health Organization has declared to constitute a “Public Health Emergency of International Concern.” The outbreak of COVID-19 has resulted in numerous deaths, adversely impacted global commercial activity, and contributed to significant volatility in certain equity, debt, derivatives and commodities markets. The U.S. capital markets have experienced extreme volatility and disruption that have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The extent and duration of such negative impact, to global markets as a whole, is as yet unknown. The global ramifications of the outbreak are rapidly evolving, and many countries have reacted by instituting (or strongly encouraging) quarantines, prohibitions on travel, the mandatory closure of offices, businesses, schools, retail stores, restaurants, hotels, courts and other public venues deemed “non-essential”, and other restrictive measures designed to help slow the spread of COVID-19. While several countries, as well as certain states in the United States, have begun to lift the public health restrictions with a view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Many businesses have implemented or are also implementing similar precautionary measures, including “work from home” protocols. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, are creating significant disruption in the global public and private markets, supply chains and economic activity and are especially impactful on transportation, hospitality, tourism, entertainment and other industries. Moreover, with the continued spread of COVID-19, governments and businesses are likely to take increasingly aggressive measures to help slow its spread. For this reason, among others, as COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession (which recessions some financial experts opine have already arrived), are increasingly uncertain and difficult to assess.

Any public health emergency, including any outbreak of COVID-19, SARS, H1N1/09 flu, avian flu, other coronavirus, Ebola or other existing or new epidemic or pandemic diseases, or the threat thereof, could negatively impact the Company and its portfolio companies and could meaningfully affect the Company’s ability to fulfill its investment objectives.

The extent of the impact of any public health emergency on the Company’s and its portfolio companies’ operational and financial performance will depend on many factors, including but not limited to the duration and scope of such public health emergency, the extent of any related travel advisories and voluntary or mandatory government restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and spending levels, the extent of government support and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. Any such disruptions may continue for an extended period. In addition, the operations of the Company, its portfolio companies, and the Adviser may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of the personnel of any such entity or the personnel of any such entity’s key service providers. Any of the foregoing events could materially and adversely affect the Adviser’s ability to source, manage and divest investments on behalf of the Company and pursue the Company’s investment objective and strategies, all of which could result in significant losses to the Company. Similar consequences could arise with respect to other infectious diseases. The impact to businesses in such circumstances has been and is expected to continue to be substantial.

In connection with the impacts of the current pandemic and any future such public health crisis, the Company is expected to incur heightened legal expenses which could similarly have an adverse impact to a Company’s returns. For example, but not by limitation, the Company or its portfolio companies may be subject to heightened litigation and its resulting costs, which costs may be significant. There is a greater risk that investors who have made capital commitments to acquire shares could have difficulty funding capital calls. There is also a heightened risk of cyber and other security vulnerabilities during the current public health emergency and any future one, which could result in adverse effects to the Company or its portfolio companies in the form of economic harm, data loss or other negative outcomes.

Force Majeure and Climate Change

Portfolio investments may be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism and labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability). Some force majeure events may adversely affect the ability of any such parties to perform their obligations until they are able to remedy the force majeure event. These risks could, among other effects, adversely impact the cash flows available from a portfolio company, cause personal injury or loss of life, damage property, or instigate disruptions of service. In addition, the cost to a borrower of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Force majeure events that are incapable of or are too costly to cure may have a permanent adverse effect on a portfolio company. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which the Company may invest specifically. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more portfolio companies or its assets, could result in a loss to the Company, including if the investment in such portfolio companies is canceled, unwound or acquired (which could be without adequate compensation).

In late 2019 and early 2020, the COVID-19 pandemic emerged in China and spread rapidly across the world, including to the U.S. In March 2020, the World Health Organization declared COVID-19 outbreak a pandemic. This outbreak has led, and for an unknown period will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby. The COVID-19 outbreak has resulted in numerous deaths and the imposition of both local and more widespread “work from home” and other quarantine measures, mandatory closures of businesses deemed “non-essential,” border closures and other travel restrictions, a decline in consumer demand for certain goods and services, commercial disruption on a global scale, and general concern and uncertainty, all of which have caused social unrest, political uncertainty and significant volatility in economies and financial markets.

The ongoing spread of COVID-19 has had, and is expected to continue to have, a material adverse impact on local economies in the affected locations and also on the global economy. Many countries have reacted by instituting quarantines and travel restrictions, which has resulted in disruptions in supply chains and adversely impacted various industries, including but not limited to retail, transportation, hospitality, energy and entertainment. These developments may result in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as furloughs or lay-offs of employees (while such measures are hoped to be temporary, their impact may persist or become permanent) and otherwise adversely impact certain companies and other issuers in which the Company invests and the value of the Company’s investments therein. In addition, while the Company does not expect disruptions to the operations of the Adviser (including those relating to the Company) or the Company’s service providers, such disruptions (including through quarantine measures and travel restrictions imposed on personnel located in affected locations, or any related health issues of such personnel) could nonetheless occur. Any of the foregoing events could materially and adversely affect the Adviser’s ability to source, manage and divest investments on behalf of the Company and pursue the Company’s investment objective and strategies. Similar consequences could arise with respect to other infectious diseases. Given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the valuation and performance of the Company’s investments may be impacted adversely. The duration of the COVID-19 pandemic and its effects cannot be determined at this time, but the effects could be present for an extended period. Although it is impossible to predict the precise nature and consequences of the COVID-19 pandemic, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact the Company, the Company’s portfolio companies and investments, it is clear that these types of events will impact the Company and its portfolio companies. In many instances, the impact will be adverse and profound.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other properties materially important to our operations. Our principal executive offices are located at 20 Horseneck Lane, Greenwich, Connecticut 06830. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings

Neither we nor the Adviser are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or the Adviser. From time to time, we or the Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market Price of and Dividends on the Registrant’s Common Equity and Related Shareholder Matters

Market Information

The Company’s Common Stock is offered in private placements (“Private Offerings”) and has not been registered under the Securities Act or the securities laws of any other jurisdiction. Accordingly, the Company is offering the Company’s Common Stock only (1) to “accredited investors” (as defined in Rule 501 under the Securities Act) and (2) outside the United States in compliance with Regulation S, in reliance upon exemptions from the registration requirements of the Securities Act.

Each purchaser of the Company’s Common Stock is required to complete and deliver to the Company, prior to the acceptance of any order, a subscription agreement substantiating the purchaser’s investor status and including other limitations on resales and transfers of the Company’s Common Stock.

Purchasers of shares of the Company’s Common Stock will not be permitted to transfer their shares without the Company’s prior written consent (unless the transfer is to an affiliate) until a date to be established by the Company. While the Company expects not to unreasonably withhold its prior written consent to transfers by the Company’s Shareholders, the Company may withhold its consent if any such transfer would have adverse tax, regulatory or other consequences. Additionally, to the extent the Company approves any transfers or the foregoing restriction lapses, investors are subject to restrictions on resale and transfer associated with securities sold pursuant to Regulation D, Regulation S and other exemptions from registration under the Securities Act. Unless and until the Company’s Common Stock were to become registered under the Securities Act, it may be transferred only in transactions that are exempt from registration under the Securities Act and the applicable securities laws of other jurisdictions.

Any transfers of shares of the Company’s Common Stock in violation of the foregoing provisions will be void, and any intended recipient of the Company’s Common Stock will acquire no rights in such shares and will not be treated as the Company’s Shareholder for any purpose.

Holders

Please see “Item 12. Security Ownership of Certain Beneficial Owners and Management” for disclosure regarding the holders of the Company’s common stock.

Valuation of Portfolio Securities

Valuations of investments will be approved by the Board at the end of each calendar quarter. In instances where there is no readily available market value, the Company’s investments will be valued at fair value with the input of the Adviser’s valuation committee and an external, independent valuation firm that is retained by the Adviser to review the Company’s investments. Investments for which market quotations are readily available may be priced by independent pricing services.

The Company’s investment portfolio is recorded at fair value as determined in good faith in accordance with procedures established by the Board and, as a result, there is and will be uncertainty as to the value of the Company’s portfolio investments. Under the 1940 Act, the Company is required to carry its portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with procedures established by the Board. There is not a public market or active secondary market for many of the types of investments in privately held companies that the Company intends to hold and make. The Company’s investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors, if at all. As a result, these investments will be valued quarterly at fair value as determined in good faith in accordance with valuation policy and procedures approved by the Board.

The determination of fair value, and thus the amount of unrealized appreciation or depreciation the Company may recognize in any reporting period, is to a degree subjective, and the Adviser has a conflict of interest in making recommendations of fair value. The types of factors that may be considered in determining the fair values of the Company’s investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates, precedent transactions and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures established by the Board may differ materially from the values that would have been used if an active market and market quotations existed for such investments. The Company’s net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that the Company ultimately realizes upon the disposal of such investments.

Distributions

The Company intends to pay quarterly distributions to the Company’s Shareholders out of assets legally available for distribution. The Company intends to elect to be treated for the year ended December 31, 2020, and intends to qualify annually, to be subject to tax as a RIC under Subchapter M of the Code. To obtain and maintain the Company’s ability to be subject to tax as a RIC, the Company must, among other things, timely distribute to the Company’s Shareholders at least 90% of the Company’s investment company taxable income for each taxable year. Please refer to “Item 1. Business – Material U.S. Federal Income Tax Consequences” for further information regarding the tax treatment of the Company’s distributions and the tax consequences of the Company’s retention of net capital gains.

Reports to Shareholders

We plan to furnish our Shareholders with an annual report for each fiscal year ending December 31 containing financial statements audited by our independent public accounting firm. Additionally, we intend to continue to comply with the periodic reporting requirements of the Exchange Act.

Item 6. Selected Financial Data

The following selected financial and other data for the period September 8, 2020 (inception) through December 31, 2020 is derived from our audited financial statements. The selected financial information and other data presented below should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K and with the audited financial statements and the notes thereto included in Part II, Item 8 of this Form 10-K.

For the Period September 8, 2020 (inception) through December 31, 2020
Total investment income	$29,166
Total expenses	795,047

Net investment income (loss)	(765,881)

Total net change in unrealized appreciation/(depreciation)	(2,209)

Total net realized and unrealized appreciation/(depreciation)	(2,209)

Net increase (decrease) in net assets resulting from operations	$(768,090)

Per share information - basic and diluted
Net investment income (loss)	$(3.28)

Net increase (decrease) in net assets resulting from operations	$(3.29)

Balance sheet data:
Total assets	$41,853,260

Net assets	$24,232,910

Other data:
Total return based on net asset value	(3.05)%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. Unless indicated otherwise, the “Company,” “we,” “us,” and “our” refer to Stone Point Credit Corporation, and the “Adviser” refers to Stone Point Credit Adviser LLC, an affiliate of Stone Point Capital LLC. (together with the Adviser and their other affiliates, collectively, “Stone Point”).

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. Such statements are not historical facts and are based on current expectations, estimates, projections, opinions and/or beliefs of the Company and/or Stone Point. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. These forward-looking statements include, but are not limited to, information in this Form 10-K regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a BDC and the expected performance of, and the yield on, our portfolio companies. In particular, there are forward-looking statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There may be events in the future, however, that we are not able to predict accurately or control. The factors referenced under “Part I Item 1A. Risk Factors,” as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form 10-K could have a material adverse effect on our business, results of operation and financial position. Any forward-looking statement made by us in this Form 10-K speaks only as of the date on which we make it. Factors or events that could cause actual results to differ may emerge from time to time, and it is not possible to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;

•

changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets, or other external factors, including the current COVID-19 pandemic;

•	our business prospects and the prospects of our prospective portfolio companies, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;

•	the impact of investments that we expect to make;

•	the impact of increased competition;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our prospective portfolio companies to achieve their objectives;

•	the relative and absolute performance of our Adviser;

•	the ability of our Adviser and its affiliates to attract and retain talented professionals;

•	our expected financings and investments;

•	our ability to pay dividends or make distributions;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies;

•	the impact of future acquisitions and divestitures;

•	the timing and manner in which we conduct an initial public offering (“IPO”) and/or listing, if at all;

•	the timing and manner in which we conduct any share repurchase offers; and

•	our regulatory structure and tax status as a BDC and a regulated investment company (a “RIC”)

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those referenced in the section entitled “Part I Item 1A. Risk Factors” and elsewhere in this Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.

COVID-19 Developments

The rapid spread of the COVID-19 pandemic, and associated impacts on the U.S. and global economies, has negatively impacted, and is likely to continue to negatively impact, the business operations of some of our portfolio companies. We cannot at this time fully predict the impact of COVID-19 on our business or the business of our portfolio companies, its duration or magnitude or the extent to which it will negatively impact our portfolio companies’ operating results or our own results of operations or financial condition. We expect that certain of our portfolio companies will continue to experience economic distress for the foreseeable future and may significantly limit business operations if subjected to prolonged economic distress. These developments could result in a decrease in the value of our investments.

The adverse effects of COVID-19 may require us to restructure certain of our investments, which could result in reductions to our investment income or in impairments on our investments. In addition, disruptions in the capital markets have resulted in illiquidity in certain market areas. These market disruptions and illiquidity are likely to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions caused by COVID-19 can also be expected to increase our funding costs and limit our access to the capital markets. These events may impact our investment originations.

We will continue to carefully monitor the impact of the COVID-19 pandemic on our business and the business of our portfolio companies. Because the full effects of the COVID-19 pandemic are not capable of being known at this time, we cannot estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows.

Overview

We were incorporated under the laws of the State of Delaware on September 8, 2020. The Company has elected to be treated as a BDC under the Investment Company Act, and intends to elect to be treated as a regulated investment company for federal income tax purposes for the year ended December 31, 2020. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

As of December 31, 2020, the Company has called equity capital in the amount of $25 million. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates calling additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.

Revenues

The Company expects to generate revenues primarily through receipt of interest income from its investments. In addition, the Company may generate income from capital gains on the sales of loans and debt and equity related securities and various loan origination and other fees and dividends on direct equity investments.

Expenses

The Company does not currently have any employees and does not expect to have any employees. The Company’s day-to-day investment operations are managed by the Adviser, and services necessary for the Company’s business, including the origination and administration of its investment portfolio, are provided by individuals who are employees of the Adviser and Administrator, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement. The Company will reimburse the Administrator for its allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement, including its allocable portion of the cost of certain of the Company’s officers and their respective staff, and the Adviser for certain expenses under the Investment Advisory Agreement. The Company bears its allocable portion of the compensation paid by Stone Point to the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staff (based on a percentage of time such individuals devote, on an estimated basis, to the Company’s business affairs). The Company bears all other costs and expenses of the Company’s operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) the Company’s allocable portion of overhead and other expenses incurred by Administrator in performing its administrative obligations under the Administration Agreement, and (iii) all other expenses of its operations and transactions including, without limitation, those relating to:

•	the Company’s initial organizational costs incurred prior to the commencement of the Company’s operations;

•	operating costs incurred prior to the commencement of the Company’s operations;

•	the cost of calculating the Company’s net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of the Common Stock and other securities, including, as otherwise noted below, in connection with the Private Offering;

•

fees payable to third parties relating to making investments, including the Adviser’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

•	interest expense and other costs associated with the Company’s indebtedness;

•	transfer agent, dividend reinvestment plan administrator and custodial fees;

•	out-of-pocket fees and expenses associated with marketing efforts;

•	federal and state registration fees and any stock exchange listing fees;

•	U.S. federal, state and local taxes;

•	Independent Directors’ fees and expenses;

•	brokerage commissions and markups;

•	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

•	direct costs, such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with the Company’s reporting and compliance obligations U.S. federal and state securities laws, including, the Securities Act, the Exchange Act and the 1940 Act; and

•

other expenses incurred by the Administrator or the Company in connection with administering the Company’s business, including payments under the Administration Agreement that will be based upon the Company’s allocable portion (subject to the review and approval of the Board) of overhead.

From time to time, the Adviser or its affiliates may pay third-party providers of goods or services. The Company will subsequently reimburse the Adviser for such amounts paid on the Company’s behalf. There is no contractual cap on the amount of reasonable costs and expenses for which the Adviser will be reimbursed.

The Company has entered into a credit facility to partially fund the Company’s operations, and may incur costs and expenses including commitment, origination, legal and/or structuring fees and the related interest costs associated with any amounts borrowed. See “Capital Resources and Borrowings” below for further details.

The Company has had little operating history and therefore this statement concerning additional expenses is necessarily an estimate and may not match the Company’s actual results of operations in the future.

Portfolio and Investment Activity

As of December 31, 2020, the Company had 2 debt investments in 2 portfolio companies with an aggregate fair value of approximately $14.3 million. As of December 31, 2020, our debt investments consisted of first lien and second lien securities.

For the period ended December 31, 2020, the Company invested $14.3 million across 2 portfolio companies. As of December 31, 2020, the investment portfolio was comprised of $14.3 million across 2 portfolio companies.

As of December 31, 2020, the Company’s investments consisted of the following:

	December 31, 2020
Investments:	Amortized Cost	Fair Value	Percent of Net Assets
First Lien Term Loans	$4,500,591	$4,499,537	18.6%
Second Lien Term Loans	9,826,605	9,825,450	40.5%

Total Investments	$14,327,196	$14,324,987	59.1%

The Adviser believes that actively managing an investment allows it to identify problems early and work with companies to develop constructive solutions when necessary. The Adviser will monitor our portfolio with a focus toward anticipating negative credit events. In seeking to maintain portfolio company performance and help to ensure a successful exit, the Adviser will work closely with, as applicable, the lead equity sponsor, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, the Adviser’s personnel may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.

Typically, the Company will receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics typically on a quarterly basis from portfolio companies. The Company will use this data, combined with the knowledge gained through due diligence of the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing assessment of the company’s operating performance and prospects.

Results of Operations

The Company is a recently formed entity that commenced operations on December 1, 2020. Therefore, the following operating results for the period ended December 31, 2020 is not for a full 12-month period.

The following table represents the operating results for the period ended December 31, 2020:

For the Period September 8, 2020 (inception) through December 31, 2020
Total investment income	$29,166
Less: total expenses	795,047

Net investment income (loss)	(765,881)
Net realized gains (losses) on investments	—
Net change in unrealized gains (losses) on investments	(2,209)

Net increase (decrease) in net assets resulting from operations	$(768,090)

Investment Income

Total investment income was $29,166 for the period ended December 31, 2020. Total investment income consisted of portfolio interest.

Expenses

Operating expenses for the period ended December 31, 2020 were as follows:

For the Period September 8, 2020 (inception) through December 31, 2020
Base management fees	$2,877
Interest and credit facility financing expenses	10,425
Organization expense	271,634
Offering costs	26,220
Professional fees	422,088
Directors fees	57,158
Insurance expenses	4,645

Total expenses	$795,047

Capital Resources and Borrowings

The Company intends to generate further cash from (1) future offerings of the Company’s common or preferred stock, (2) cash flows from operations and (3) borrowings from banks or other lenders.

Effective as of December 29, 2020 (the “Closing Date”), the Company entered into a revolving credit agreement (the “Revolving Credit Agreement”) by and among, inter alios, the Company as the initial borrower, the lenders from time to time party thereto (collectively, the “Lenders”) and Capital One, National Association (“CONA”), as the administrative agent (the “Administrative Agent”), sole lead arranger and a Lender.

The Revolving Credit Agreement provides for a maximum commitment of up to $200,000,000 for a period of up to two years (including extension terms) from the Closing Date subject to the terms set forth in the Revolving Credit Agreement. Under the Revolving Credit Agreement, an unused commitment fee at the rate of 0.35% per annum on the unused portion of the commitment of the Lenders is payable by the Company to the Administrative Agent.

The proceeds of the loans under the Revolving Credit Agreement may be used to acquire portfolio investments and such other uses as permitted under the Revolving Credit Agreement. At the Company’s option, the Revolving Credit Agreement will accrue interest at a rate per annum based on (i) an adjusted LIBOR rate plus an applicable margin of 1.75% or (ii) the greatest of (1) the prime rate plus an applicable margin of 0.75%, (2) the federal funds effective rate plus 0.5% plus an applicable margin of 0.75% or (3) daily LIBOR plus an applicable margin of 1.75%.

The maturity date is the earliest of: (a) December 29, 2021; (b) the date upon which the Administrative Agent declares the Company’s obligations under the Revolving Credit Agreement (the “Obligations”) due and payable after the occurrence of an event of default under the Revolving Credit Agreement; (c) 45 days prior to the termination of the Company’s Operative Documents (as defined in the Revolving Credit Agreement); (d) 45 days prior to the date on which the Company’s ability to call capital commitments for the purpose of repaying the Obligations is terminated, and (e) the date upon which the Company terminates the commitments of the Lenders pursuant to Section 3.6 of the Revolving Credit Agreement or otherwise.

The Revolving Credit Agreement includes customary covenants as well as usual and customary events of default for revolving credit facilities of this nature.

Contractual Obligations

Our payment obligations for repayment of debt, which total our contractual obligations on December 31, 2020 include $17,000,000 of financing under the Revolving Credit Agreement maturing in less than one year.

Hedging

In connection with certain portfolio investments, the Company may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while the Company may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors may result in a poorer overall performance for the Company than if it had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments.

Financial Condition, Liquidity and Capital Resources

The Company intends to generate further cash from (1) future offerings of the Company’s common or preferred stock, (2) cash flows from operations and (3) borrowings from banks or other lenders. The Company will seek to enter into bank debt, credit facility or other financing arrangements on at least customary market terms; however, the Company cannot assure you it will be able to do so.

The Company’s primary use of cash will be for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including paying the Adviser), (3) debt service of any borrowings and (4) cash distributions to the holders of the Company’s stock.

Critical Accounting Policies

This discussion of the Company’s operating plan is based upon the Company’s financial statements, which are prepared in accordance with GAAP. The preparation of these financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, the Company describes its critical accounting policies in the notes to the Company’s financial statements.

Valuation of Investments

The Company will measure the value of the Company’s investments in accordance with fair value accounting guidance promulgated under GAAP, which establishes a hierarchical disclosure framework which ranks the observability inputs used in measuring financial instruments at fair value. See “Item 1. Business – Valuation Procedures” for a description of the hierarchy for fair value measurements and a description of the Company’s valuation procedures.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Investment transactions are recorded on the trade date. The Company will measure net realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation and depreciation, when gains or losses are realized.

Revenue Recognition

The Company records interest income on an accrual basis to the extent that the Company expects to collect such amounts. The Company does not accrue as a receivable interest on loans and debt securities for accounting purposes if the Company has reason to doubt the Company’s ability to collect such interest. OIDs, market discounts or premiums are accreted or amortized over the life of the respective security using the effective interest method as interest income. The Company records prepayment premiums on loans and debt securities as interest income.

Other Income

Other income may include income such as consent, waiver, amendment, unused, syndication and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee.

Offering and Organizational Expenses

The Company has and will continue to bear expenses relating to the organization of the Company and this Private Offering and any subsequent offering of Common Stock, including an Exchange Listing. Organizational expenses include, without limitation, the cost of incorporation, including legal fees related to the creation and organization of the Company, its related documents of organization and its election to be regulated as a BDC. Offering expenses include, without limitation, legal, accounting, printing and other offering costs including those associated with the preparation of a registration statement in connection with any subsequent offering of Common Stock. The Adviser has agreed to bear the aggregate organizational and offering costs in connection with the Private Offering in excess of $1,250,000. Organizational costs to establish the Company are charged to expense as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company. Offering costs in connection with the offering of common shares of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months beginning with the latter of either the commencement of operations or from incurrence. These expenses consist primarily of legal fees and other costs incurred with Company’s share offerings, the preparation of the Company’s registration statement, and registration fees.

U.S. Federal Income Taxes

The Company intends to elect to be taxed as a RIC under Subchapter M of the Code for the year ended December 31, 2020. As a RIC, the Company generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to Shareholders. To qualify as a RIC, the Company must maintain an election under the 1940 Act to be regulated as a BDC, meet specified source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes generally of an amount at least equal to 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid. See “Item 1. Business – Material U.S. Federal Income Tax Considerations.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to financial market risks, including changes in interest rates. The Company plans to invest primarily in illiquid debt securities of private companies. Most of the Company’s investments will not have a readily available market price, and the Company will value these investments at fair value as determined in good faith by the Board in accordance with the Company’s valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments the Company makes.

Item 8. Financial Statements and Supplementary Data

KPMG LLP
345 Park Avenue
New York, NY 10154-0102

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Stone Point Credit Corporation:

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities, including the schedule of investments of Stone Point Credit Corporation (the Company) as of December 31, 2020, the related statements of operations, changes in net assets, and cash flows for the period September 8, 2020 (inception) through December 31, 2020 and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations, changes in its net assets and its cash flows for the period September 8, 2020 (inception) through December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2020.

New York, New York

March 29, 2021

Stone Point Credit Corporation

Statement of Assets and Liabilities

December 31, 2020
Assets:
Investments at fair value:
Non-controlled/non-affiliated investments (cost $14,327,196)	$14,324,987
Cash	27,127,738
Interest receivable	26,957
Deferred offering expenses	336,270
Prepaid expenses and other assets	37,308

Total assets	$41,853,260

Liabilities:
Revolving credit facility payable (net of deferred financing costs of $535,984)(Note 6)	$16,464,016
Base management fee payable	2,877
Organizational and offering expenses payable	559,978
Accounts payable and accrued expenses	587,496
Interest and credit facility fees payable	5,983

Total liabilities	$17,620,350

Commitments and contingencies (Note 5)
Net assets:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	$—
Common stock, $0.001 par value, 250,000,000 shares authorized, 1,250,050 shares issued and outstanding	1,250
Additional paid in capital	24,469,188
Distributable (accumulated) earnings (losses)	(237,528)

Total net assets	24,232,910

Total liabilities and net assets	$41,853,260

Net asset value per common share	$19.39

The accompanying notes are an integral part of these financial statements.

Stone Point Credit Corporation

Statement of Operations

For the Period September 8, 2020 (inception) through December 31, 2020
Investment income:
Interest income from non controlled/non-affiliated investments	$29,166

Total interest income	29,166

Total investment income	29,166

Operating expenses:
Base management fees	$2,877
Interest and credit facility fees	10,425
Organization expense	271,634
Offering costs	26,220
Professional fees	422,088
Directors fees	57,158
Insurance expense	4,645

Total expenses	795,047

Net investment income (loss)	$(765,881)

Realized and unrealized appreciation (depreciation) on investments
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$(2,209)

Total net change in unrealized appreciation (depreciation)	$(2,209)

Net increase (decrease) in net assets resulting from operations	$(768,090)

Per share information—basic and diluted:
Net investment income (loss)	$(3.28)

Net increase (decrease) in net assets resulting from operations	$(3.29)

Weighted average shares outstanding	233,393

The accompanying notes are an integral part of these financial statements.

Stone Point Credit Corporation

Statement of Changes in Net Assets

For the Period September 8, 2020 (inception) through December 31, 2020
Decrease in net assets resulting from operations:
Net investment income (loss)	$(765,881)
Total net change in unrealized appreciation (depreciation)	(2,209)

Net decrease in net assets resulting from operations	(768,090)

Increase in net assets resulting from capital share transactions
Issuance of common shares	25,001,000

Net increase in net assets resulting from capital share transactions	25,001,000

Total increase in net assets	24,232,910
Net assets, beginning of period	—

Net assets, end of period	$24,232,910

Net asset value per share	$19.39

Common shares outstanding at the end of the period	1,250,050

The accompanying notes are an integral part of these financial statements.

Stone Point Credit Corporation

Statement of Cash Flows

For the Period September 8, 2020 (inception) through December 31, 2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(768,090)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Total net change in unrealized appreciation (depreciation)	(2,209)
Net accretion of discount of investments	2,209
Purchases of investments	(14,324,987)
Changes in operating assets and liabilities:
Interest receivable	(26,957)
Deferred offering expenses	(336,270)
Prepaid expenses and other assets	(37,308)
Base management fees payable	2,877
Organizational and offering expenses payable	559,978
Accounts payable and accrued expenses	587,496
Interest and credit facility fees payable	5,983

Net cash used in operating activities	(14,337,278)

Cash flows from financing activities:
Borrowings under revolving credit facility	17,000,000
Deferred financing costs	(535,984)
Proceeds from issuance of common shares	25,001,000

Net cash provided by financing activities	41,465,016

Net increase in cash and cash equivalents	27,127,738
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$27,127,738

The accompanying notes are an integral part of these financial statements.

Stone Point Credit Corporation

Schedule of Investments

As of December 31, 2020

Portfolio Company [1,2,3]	Industry	Type of Investment	Interest Rate	Maturity	Par Amount	Cost [4]	Fair Value	Percentage of Net Assets [5]
Non-Controlled/Non-Affiliated Investments
Galway Partners Holdings LLC	Insurance	Second Lien Term Loan LIBOR + 8.000%, 1.000% Floor [6]	9.000%	1/31/2027	10,077,385	$9,826,605	$9,825,450	40.5%
TA/WEG Intermediate Holdings, LLC [7]	Diversified Financial Services	First Lien Delayed Draw Term Loan LIBOR + 5.750%, 1.00% Floor [8]	6.750%	10/2/2025	4,703,564	4,500,591	4,499,537	18.6%

Total Non-Controlled/Non-Affiliated Investments						$14,327,196	$14,324,987	59.1%

(1)	All of the Company’s investments are domiciled in the United States.
(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940.
(4)	Cost represents the origianl cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	Percentage is based on net assets of $24,232,910 as of December 31, 2020.
(6)	The interest rate on this security is subject to a base rate plus 1 Month “1M” LIBOR, which at December 31, 2020 was 0.140%.
(7)	This investment has an unfunded commitment as of Decmber 31, 2020. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(8)	The interest rate on this security is subject to a base rate plus 6 Month “6M” LIBOR, which at December 31, 2020 was 0.256%.

The accompanying notes are an integral part of these financial statements.

Stone Point Credit Corporation

Notes to Financial Statements

December 31, 2020

Note 1. Organization

Organization

Stone Point Credit Corporation (the “Company”) was formed as a Delaware limited liability company on September 8, 2020 with the name Stone Point Capital Credit LLC. The Company has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In connection with its election to be regulated as a BDC, the Company converted to a Delaware corporation, changed its name to Stone Point Credit Corporation and commenced operations on December 1, 2020. In addition, for tax purposes, Stone Point Credit Corporation intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for the year ended December 31, 2020.

The Company is managed by Stone Point Credit Adviser LLC (the “Adviser”). The Adviser is a Delaware limited liability company that is registered with the Securities Exchange Commission (“SEC”) as an investment adviser under the Advisers Act, as amended. Subject to the supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of the Company and provides the Company with investment advisory and management services. The Adviser is an affiliate of Stone Point Capital LLC (“Stone Point”), which is a privately-held firm specializing in investments within the global financial services industry.

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Company intends to invest primarily in senior secured or unsecured loans and, to a lesser extent, subordinated loans, mezzanine loans and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. The Company’s fiscal year ends on December 31. The functional currency of the Company is U.S. dollars.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates and such differences could be material.

Cash

Cash consists of demand deposits held at a custodian bank. Cash is carried at cost, which approximates fair value. The Company’s deposits may, at times, exceed the insured limits under applicable law.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s borrowings (see Note 6) are deferred and amortized over the life of the corresponding facility.

Organizational and Offering Expenses

Organizational expenses are costs associated with the organization of the Company and are expensed as incurred. Offering expenses are costs associated with the offering of common shares of the Company and are capitalized as deferred offering expenses in the Statement of Assets and Liabilities. Deferred offering expenses are amortized over a twelve-month period beginning with the latter of either December 1, 2020 (Commencement of Operations) or from incurrence.

Income Taxes

The Company intends to elect to be treated, and intends to qualify annually, as a RIC under the Code for the year ended December 31, 2020. So long as the Company maintains its tax treatment as a RIC, it generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to Shareholders as dividends. To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

The Company evaluates tax positions taken or expected to be taken while preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted later based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions through December 31, 2020.

Valuation of Portfolio Securities

Valuations of investments are approved by the Board at the end of each calendar quarter. In instances where there is no readily available market value, the Company’s investments are valued at fair value with the input of the Adviser’s valuation committee and an external, independent valuation firm that is retained by the Adviser to review the Company’s investments. Investments for which market quotations are readily available may be priced by independent pricing services.

The Company’s investment portfolio is recorded at fair value as determined in good faith in accordance with procedures established by the Board and, as a result, there is and will be uncertainty as to the value of the Company’s portfolio investments. Under the 1940 Act, the Company is required to carry its portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with procedures established by the Board. There is not a public market or active secondary market for many of the types of investments in privately held companies that the Company intends to hold and make. The Company’s investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors, if at all. As a result, these investments are valued quarterly at fair value as determined in good faith in accordance with valuation policy and procedures approved by the Board.

The determination of fair value, and thus the amount of unrealized appreciation or depreciation the Company may recognize in any reporting period, is to a degree subjective, and the Adviser has a conflict of interest in making recommendations of fair value. The types of factors that may be considered in determining the fair values of the Company’s investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates, precedent transactions and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures established by the Board may differ materially from the values that would have been used if an active market and market quotations existed for such investments. The Company’s net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that the Company ultimately realizes upon the disposal of such investments.

Company Common Stock Share Valuation

In accordance with U.S. GAAP, the Net Asset Value per share of the outstanding shares of common stock is determined at least quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of premiums or accretion of discounts. Discounts and premiums to par value on securities purchased are accreted and amortized, respectively, into interest income over the contractual life of the respective security using the effective interest method. The amortized cost of investments represents the original cost adjusted for the amortization of premiums or accretion of discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. Loan origination fees, original issue discount and market discounts are capitalized and the amounts are amortized into income using the effective interest method.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2020, no investments are on non-accrual status.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex- dividend date for publicly traded portfolio companies.

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

Subject to the supervision of the Board, pursuant to an investment advisory agreement between the Company and the Adviser (the “Investment Advisory Agreement”), the Adviser manages the day-to-day operations of the Company and provides the Company with investment advisory and management services. Among other things, the Adviser (i) determines the composition and allocation of the Company’s investment portfolio, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments made by the Company; (iii) performs due diligence on prospective portfolio companies; (iv) executes, closes, services and monitors the Company’s investments; (v) determines the securities and other assets that the Company will purchase, retain or sell; (vi) arranges financings and borrowing facilities for the Company and (vii) provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its fund and (viii) to the extent permitted under the 1940 Act and the Advisers Act, on the Company’s behalf, and in coordination with any sub-adviser and any administrator, provides significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance under the 1940 Act, including utilizing appropriate personnel of the Adviser to, among other things, monitor the operations of the Company’s portfolio companies, participate in board and management meetings, consult with and advise officers of portfolio companies and provide other organizational and financial consultation. The Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Adviser is generally free to furnish similar services to other entities so long as its performance under the Investment Advisory Agreement is not adversely affected.

Under the Investment Advisory Agreement, the Company will pay the Adviser (i) a base management fee and (ii) an incentive fee as compensation for the investment advisory and management services it provides the Company thereunder.

Base Management Fee

The Company will pay to the Adviser an asset-based fee (the “Management Fee”) for management services in an amount equal to an annual rate of 1.30% of the average value of the Company’s gross assets (excluding cash and cash equivalents) for the most recently completed calendar quarter payable quarterly in arrears. The Management Fee for any partial quarter will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant calendar months or quarters. For the period ended December 31, 2020, the Company incurred management fees of $2,877.

Incentive Fee

Beginning on the fourth anniversary of the date on which Shareholders are required to fund their initial drawdown (the “Incentive Commencement Date”), the Company will pay the Adviser an incentive fee (“Incentive Fee”) as set forth below. The Incentive Fee will consist of two parts. The first part (the “Investment Income Incentive Fee”) will be calculated and payable following the Incentive Commencement Date on a quarterly basis, in arrears, and will equal 15% of “pre-incentive fee net investment income” for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.75% (i.e., 7% annualized) measured on a quarterly basis and a “catch-up” feature. For purposes of computing the initial installment of the Investment Income Incentive Fee, if the Incentive Commencement Date does not fall on the first day of a calendar quarter, then the initial payment of the Investment Income Incentive Fee shall be payable for the period that commences on the Incentive Commencement Date through the last day of the first complete calendar quarter immediately following the Incentive Commencement Date and, thereafter, at the end of each subsequent calendar quarter as described above. The second part (the “Capital Gains Incentive Fee”) will be an annual fee that will also commence with the period beginning on the Incentive Commencement Date and will be determined and payable following the Incentive Commencement Date, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 15% of realized capital gains, if any, determined on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees. For the period ended December 31, 2020, the Company did not incur any performance based incentive fees.

Administration Agreement

The Adviser also serves as the administrator of the Company (in such capacity, the “Administrator”). Subject to the supervision of the Board, the Administrator provides the administrative services necessary for the Company to operate and the Company will utilize the Administrator’s office facilities, equipment and recordkeeping services. The Company will reimburse the Administrator for all reasonable costs and expenses incurred by the Administrator in providing these services, facilities and personnel, as provided by the administration agreement by and between the Company and the Administrator (the “Administration Agreement”). In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties, and the Company will reimburse the expenses of these parties incurred directly and/or paid by the Administrator on the Company’s behalf.

The Company will reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including furnishing the Company with office facilities, equipment and clerical, bookkeeping and recordkeeping services at such facilities, as well as providing the Company with other administrative services. In addition, the Company will reimburse the Administrator for the fees and expenses associated with performing compliance functions, and the Company’s allocable portion of the compensation of certain of the Company’s officers, including the Company’s Chief Financial Officer, Chief Compliance Officer and any support staff. For the period ended December 31, 2020, the Company incurred $36,464 of administrative overhead expenses that were payable to the Administrator as of December 31, 2020. The Administrator has elected to waive additional charges that would have otherwise been eligible for reimbursement under the terms of the Administration Agreement.

Note 4. Offering and Organizational Expenses

The Company has and may continue to bear expenses relating to its organization and offering of its common stock, including the listing of its common stock on a national securities exchange. Organizational expenses include, without limitation, the cost of incorporation, including legal fees related to the creation and organization of the Company, its related documents of organization and its election to be regulated as a BDC. Offering expenses include, without limitation, legal, accounting, printing and other offering costs including those associated with the preparation of a registration statement in connection with any offering of common stock.

For the period ended December 31, 2020, the Company has incurred organizational and offering expenses of $271,634 and $26,220, respectively, on the Statement of Operations, which were paid by the Adviser and are subject to recoupment to the Adviser from the Company, within a reasonable period, no later than twelve months.

Note 5. Commitments and Contingencies

Litigation and Regulatory Matters

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with the Company’s portfolio companies. The Company and the Adviser are not currently a party to any material legal proceedings.

Unfunded Commitments

From time to time, the Company may enter into commitments to fund investments. As of December 31, 2020, the Company had the following unfunded commitments under loan and financing agreements. This amount is comprised of commitments for a senior secured term loan. The unrealized gain or loss associated with unfunded commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Schedule of Investments. The par amount of the unfunded commitments is not recognized by the Company until the commitment is funded. Please refer to the table below for unfunded commitments as of December 31, 2020:

Portfolio Company	Principal/Par
TA/WEG Intermediate Holdings, LLC	17,796,436

As of December 31, 2020, the Company had sufficient cash and financing capacity available to fund its commitment. The credit agreement for the unfunded loan commitment contains customary lending provisions, which are subject to the portfolio company’s achievement of certain milestones. In instances where the underlying company experiences material adverse effects that would impact the financial condition or business outlook of the Company, there is relief to the Company from funding obligations for previously made commitments. Since this commitment may expire without being drawn upon, the unfunded commitment does not necessarily represent future cash requirements or future earning assets for the Company.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in the Small Business Credit Availability Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of December 31, 2020, the Company’s asset coverage ratio was 243%.

Effective as of December 29, 2020 (the “Closing Date”), the Company entered into a revolving credit agreement (the “Revolving Credit Agreement”) by and among, inter alios, the Company as the initial borrower, the lenders from time-to-time party thereto (collectively, the “Lenders”) and Capital One, National Association (“CONA”), as the administrative agent (the “Administrative Agent”), sole lead arranger and a Lender.

The Revolving Credit Agreement provides for a maximum commitment of up to $200,000,000 for a period of up to two years (including extension terms) from the Closing Date subject to the terms set forth in the Revolving Credit Agreement. Under the Revolving Credit Agreement, an unused commitment fee at the rate of 0.35% per annum on the unused portion of the commitment of the Lenders is payable by the Company to the Administrative Agent.

The proceeds of the loans under the Revolving Credit Agreement may be used to acquire portfolio investments and such other uses as permitted under the Revolving Credit Agreement. At the Company’s option, the Revolving Credit Agreement will accrue interest at a rate per annum based on (i) an adjusted LIBOR rate plus an applicable margin of 1.75% or (ii) the greatest of (1) the prime rate plus an applicable margin of 0.75%, (2) the federal funds effective rate plus 0.5% plus an applicable margin of 0.75% or (3) daily LIBOR plus an applicable margin of 1.75%.

The maturity date is the earliest of: (a) December 29, 2021; (b) the date upon which the Administrative Agent declares the Company’s obligations under the Revolving Credit Agreement (the “Obligations”) due and payable after the occurrence of an event of default under the Revolving Credit Agreement; (c) 45 days prior to the termination of the Company’s Operative Documents (as defined in the Revolving Credit Agreement); (d) 45 days prior to the date on which the Company’s ability to call capital commitments for the purpose of repaying the Obligations is terminated, and (e) the date upon which the Company terminates the commitments of the Lenders pursuant to Section 3.6 of the Revolving Credit Agreement or otherwise.

The Revolving Credit Agreement includes customary covenants as well as usual and customary events of default for revolving credit facilities of this nature.

As of December 31, 2020, the carrying amount of the Company’s borrowings under the Revolving Credit Agreement approximated their fair value. As of December 31, 2020, unamortized financing costs of $535,984 are being deferred over the remaining term of the Revolving Credit Agreement. The Company had an outstanding balance of $17,000,000 at December 31, 2020. The outstanding balance of $17,000,000 is the Company’s amortized cost which approximates fair value. Revolving credit facility is presented in the Statement of Assets and Liabilities which is the net of the unamortized financing costs and the outstanding balance, totaling $16,464,016 as of December 31, 2020. During the period ended December 31, 2020, the Company incurred a total of $10,425 in interest and credit facility financing expenses on the Statement of Operations, comprised of $4,442 in financing expenses and $5,983 in interest expenses.

Note 7. Net Assets

Unregistered Sales of Equity Securities

On November 17, 2020, the Adviser committed to contribute $1,000 of capital to the Company. In exchange for this contribution, the Adviser received 50 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). Pursuant to a capital drawdown notice to its investors, the Company issued and sold 505,693 shares of Common Stock on December 21, 2020 for an aggregate offering price of $10,113,864. Pursuant to a capital drawdown notice to its investors, the Company issued and sold 744,307 shares of Common Stock on December 24, 2020 for an aggregate offering price of $14,886,136. For the period ended December 31, 2020, the Company issued and sold 1,250,050 shares of Common Stock for an aggregate offering price of $25,001,000.

The sales of Common Stock were made pursuant to subscription agreements entered into by the Company and its investors. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice to the funding date.

Each of the sales of Common Stock is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company has not engaged in general solicitation or advertising with regard to the issuance and sale of the Common Stock and has not offered securities to the public in connection with such issuance and sale. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act.

Note 8. Investments

The following table presents the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2020.

	December 31, 2020
Investments:	Cost	Fair Value
First Lien Term Loans	$4,500,591	$4,499,537
Second Lien Term Loans	9,826,605	9,825,450

Total Investments	$14,327,196	$14,324,987

100% of the investments held as of December 31, 2020 were within the United States.

The industry composition of investments based on fair value, as a percentage of net assets, as of December 31, 2020 was as follows:

December 31, 2020
Diversified Financial Services	18.6%
Insurance	40.5

Total	59.1%

Note 9. Fair Value of Investments

Under ASC Topic 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between a willing buyer and a willing seller at the measurement date. For the Company’s portfolio securities, fair value is generally the amount that the Company might reasonably expect to receive upon the current sale of the security. The fair value measurement assumes that the sale occurs in the principal market for the security, or in the absence of a principal market, in the most advantageous market for the security. If no market for the security exists or if the Company does not have access to the principal market, the security should be valued based on the sale occurring in a hypothetical market.

ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

Level 1 Inputs – include quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 Inputs – include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 Inputs – include inputs that are unobservable and significant to the fair value measurement.

A financial instrument is categorized within the ASC Topic 820 valuation hierarchy based upon the lowest level of input to the valuation process that is significant to the fair value measurement. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, unrealized appreciation and depreciation related to such investments categorized as Level 3 investments within the tables below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Transfers between levels, if any, will be recognized at the beginning of the quarter in which the transfer occurred.

The Company’s investment portfolio will include certain debt and equity instruments of privately held companies for which quoted prices or other inputs falling within the categories of Level 1 and Level 2 are generally not available. In such cases, the Company determines the fair value of the Company’s investments in good faith primarily using Level 3 inputs. In certain cases, quoted prices or other observable inputs exist, and if so, the Company assesses the appropriateness of the use of these third-party quotes in determining fair value based on (i) the Company’s understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer and (ii) the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company.

There is no single standard for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of the Company’s Level 3 investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

The following tables present the fair value hierarchy as of December 31, 2020.

	Fair Value Hierarchy as of December 31, 2020
Description	Level 1	Level 2	Level 3	Total
First Lien Term Loans	$—	$—	$4,499,537	$4,499,537
Second Lien Term Loans	—	—	9,825,450	9,825,450

Total	$—	$—	$14,324,987	$14,324,987

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the fiscal period ended December 31, 2020:

For the Period September 8, 2020 (inception) through December 31, 2020	First Lien Term Loans	Second Lien Term Loans	Total
Fair value, beginning of period	$—	$—	$—
Purchases of investments	4,499,537	9,825,450	14,324,987
Proceeds from principal payments	—	—	—
Net change in unrealized appreciation/(depreciation)	(1,054)	(1,155)	(2,209)
Net accretion of discount and amortization of investments	1,054	1,155	2,209
Transfers into (out of) Level 3	—	—	—

Fair value, end of period	$4,499,537	$9,825,450	$14,324,987

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company at the end of the fiscal period ended December 31, 2020.

Net Change in Unrealized Gain (Loss)	For the Period September 8, 2020 (inception) through December 31, 2020
First Lien Term Loans	$(1,054)
Second Lien Term Loans	(1,155)

$(2,209)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2020. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

Type of Investment	Fair Value	Valuation technique	Unobservable input	Range (weighted average)
First Lien Term Loans	$4,499,537	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Second Lien Terms Loan	9,825,450	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A

Total	$14,324,987

Increases or decreases in unobservable inputs in isolation would result in a higher or lower fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.

Note 10. Directors Fees

For the period ended December 31, 2020, the Company recorded directors’ fees of $57,158 on the Statement of Operations.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. The methodology for the weighted average number of shares outstanding during the period utilizes the weighted average number of shares from November 17, 2020, the first date that shares were issued, through December 31, 2020. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2020, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the fiscal period ended December 31, 2020:

For the Period September 8, 2020 (inception) through December 31, 2020
Net decrease in net assets resulting from operations	$(768,090)
Weighted average common shares of common stock outstanding - basic and diluted	233,393
Basic and diluted net decrease in net assets resulting from operations per common share	$(3.29)

Note 12. Taxes

The Company intends to qualify as a regulated investment company, to distribute substantially all of its income and to comply with the other requirements of the Internal Revenue Code applicable to regulated investment companies. Accordingly, no provision for federal taxes is required. In addition, by distributing during each calendar year substantially all of its net investment income, net realized capital gains and certain other amounts, if any, the Company intends not to be subject to a federal excise tax. During the period ended December 31, 2020, the Company did not generate net investment income or realized capital gains, so no distributions were required to be made. The Company did not have any liabilities for uncertain tax positions or unrecognized tax benefits.

During the period ended December 31, 2020, the Company recorded a Return of Capital Statement of Position (ROCSOP) adjustment for a net operating loss of $469,342 and for permanent book to tax differences of $61,220 primarily due to the differing book and tax treatment of offering costs.

As of December 31, 2020, the tax cost of the Company’s investments approximates its amortized cost.

Note 13. Financial Highlights

The following per common share data has been derived from information provided in the financial statements. The following is a schedule of financial highlights for the fiscal period ended December 31, 2020:

	For the Period September 8, 2020 (inception) through December 31, 2020
Per common share operating performance
Net asset value, Commencement of Operations	$20.00
Results of operations:
Net investment loss [1]	(0.61)
Net unrealized appreciation (depreciation) [1]	(0.00	) [2]

Net decrease in net assets resulting from operations	(0.61)

Net asset value, end of period	$19.39

Shares outstanding, end of period	1,250,050
Ratio/Supplemental data
Net assets, end of period	$24,232,910
Weighted-average shares outstanding [3]	233,393
Total return [4]	(3.05)%
Portfolio turnover [5]	—
Ratio of operating expenses to average net assets [6]	15.79%
Ratio of net investment loss to average net assets [6]	(15.01)%

[1]	The per common share data was derived by using ending shares outstanding.
[2]	Does not round to $(0.01).
[3]	Calculated for the period November 17, 2020, the date of the first external issuance of shares, through December 31, 2020.
[4]	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share. Total return is not annualized and does not include a sales load.
[5]	Portfolio turnover is not applicable.
[6]

The ratios reflect an annualized amount. Non-recurring expenses were not annualized. During the period, the Company incurred $271,634 and $26,220 of Organizational and Offering Expenses, respectively, which were deemed to be non-recurring.

Note 14. Equity

Since September 8, 2020 (inception) through December 31, 2020, the Company has issued 1,250,050 shares of common stock at a price of $20.00 per share through a private placement offering resulting in gross proceeds of the Company of $25.0 million. The Company had 1,250,050 shares outstanding as of December 31, 2020. As of December 31, 2020, the Company has received capital commitments totaling $716.9 million, of which, $691.9 million remains available.

Note 15. Subsequent Events

Management has evaluated subsequent events and transactions for potential recognition and/or disclosure through the date the financial statements were issued. There were no subsequent events identified that require recognition or disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2020 (the end of the period covered by this report), our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2020.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2020.

Item 9B. Other Information

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Holders of our common stock will vote for the election of directors. Each class of directors holds office for a three-year term. However, the initial members of the three classes will have initial terms of one, two and three years, respectively. At each annual meeting of Shareholders, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of Shareholders held in the third year following the year of their election.

Each director holds office for the term to which he or she is elected or appointed and until his or her successor is duly elected and qualifies, or until his or her earlier death, resignation, retirement, disqualification or removal.

Directors

Information regarding the board of directors is as follows:

Name	Age	Position(s) Held	Expiration of Term
Interested Directors
David Wermuth	52	Chairman	2023
Scott Bronner	37	President	2022

Independent Directors
Jennifer Burleigh	54	Director	2021
Scott Heberton	54	Director	2022
Peter E. Roth	62	Director	2023

The address for each director is c/o Stone Point Credit Corporation, 20 Horseneck Lane, Greenwich, Connecticut 06830.

Executive Officers Who Are Not Directors

Information regarding the Company’s current executive officers who are not directors is as follows:

Name	Age	Position(s) Held
Gene Basov	45	Chief Financial Officer and Treasurer
Jacqueline Giammarco	52	Chief Compliance Officer
Sally DeVino	55	Vice President
Sandra Forman	55	Vice President and Secretary

The address for each executive officer is c/o Stone Point Credit Corporation, 20 Horseneck Lane, Greenwich, Connecticut 06830.

Biographical Information

Interested Directors

David Wermuth is a Managing Director, the General Counsel at Stone Point, a member of the Investment Committees of the Trident Funds, a member of the Adviser’s Allocation Committee, and a member of the Adviser’s Valuation Committee. He joined the Stone Point platform in 1999 from Cleary, Gottlieb, Steen & Hamilton LLP, where from 1996 to 1999 he was a corporate attorney specializing in mergers and acquisitions. Prior to joining Cleary Gottlieb, Mr. Wermuth served as a law clerk to a federal judge of the U.S. Court of Appeals for the Ninth Circuit and as an auditor for KPMG Peat Marwick. Mr. Wermuth holds a B.A. from Yale University, an M.B.A. from the New York University Leonard N. Stern School of Business and a J.D. from Cornell Law School.

Scott Bronner is a Managing Director at Stone Point, a member of the Adviser’s Allocation Committee, and a member of the Adviser’s Valuation Committee. He has been with the Stone Point since 2009. Prior to joining the Stone Point, Mr. Bronner was an Analyst in the Private Equity Division at Lehman Brothers Inc. Mr. Bronner holds a B.A. from Amherst College.

Independent Directors

Jennifer Burleigh, a retired partner of Debevoise & Plimpton, focused her legal practice on advising sponsors of private investment funds, co-investment funds and separately managed accounts. Ms. Burleigh’s experience covered a broad array of private fund strategies, including leveraged buyout, energy/infrastructure, real estate, mezzanine and distressed debt and equity funds. Ms. Burleigh had significant experience in emerging markets fund formation, including assisting emerging market-based sponsors in accessing international markets. Ms. Burleigh also had significant experience, representing both management teams and institutions, in asset manager spin-outs and the establishment of new investment firms. She advised both sponsors and institutional buyers in connection with strategic investments in private investment firms. Ms. Burleigh advised on the formation of “permanent capital” vehicles and evergreen investment vehicles, as well as the establishment of employee investment programs. She also advised on strategic joint venture arrangements in the fund formation space. Ms. Burleigh joined Debevoise in 1994, becoming a partner in 2002. She retired from practice in 2014, and has devoted her time to non-profit work and writing fiction. Ms. Burleigh currently serves on the boards of The Caedmon School in New York City, and Concord Academy in Concord, Massachusetts. Ms. Burleigh received her B.A. with honors from Stanford University in 1989, and her J.D. in 1994 from Columbia Law School, where she was a Harlan Fiske Stone Scholar and a managing editor of the Columbia Law Review.

Scott Heberton currently serves as an Advisor to Lovell Minnick Partners and a Board Member and Executive Chairman of Omni Healthcare Financial, LLC following his retirement from Wells Fargo Securities in 2019. During his tenure at Wells Fargo Securities, Mr. Heberton served for over 10 years as Head of FIG Investment Banking and Capital Markets. He was a member of the Investment Bank’s Operating Committee as well as the Investment Banking Commitment Committee and Advisory Committee. Mr. Heberton’s extensive career in Financial Services has been primarily focused on advisory work and capital raising for the industry verticals of Specialty Finance, Residential and Commercial Real Estate and Alternative Asset Management. Mr. Heberton earned his M.B.A. from The Fuqua School of Business at Duke University and holds a Bachelor of Arts degree in Economics from the University of Virginia.

Peter E. Roth is the Managing Partner of the Rothpoint Group llc, a consulting firm specializing in the financial services industry. Mr. Roth is a Non-Executive Director and Senior Independent Director of the City of London Investment Group plc, a publicly traded (London Stock Exchange) asset management firm. He is also Chairman of the Audit Committee and a member of the Nominations and Remuneration Committees. Mr. Roth serves as an Independent Trustee of the Guggenheim Credit Income Fund (and related entities) and is Chairman of the Audit Committee and a Member of the Nomination and Governance and Independent Trustee Committees. In the non-profit sector, he serves on the Board of St. Mary’s Healthcare System for Children and is Chairman of the Finance Committee and a member of the Executive Committee. Prior to establishing Rothpoint, Mr. Roth had a 35 year plus career in the financial services industry. He was the head of investment banking at Fox, Pitt, Kelton Inc for 13 years and a member of the firm’s Operating Committee. At Keefe, Bruyette & Woods, he joined as the Head of Insurance Investment Banking and later became the Chief Executive Officer of KBW Asset Management, an SEC registered investment firm specializing in the financial services sector. He served on the firm’s Operating Committee and was a member of the Board of Directors of KBW, Inc. at the time of its initial public offering. Mr. Roth received a Bachelor of Arts degree from the University of Pennsylvania and Master’s of Business Administration from The Wharton School at the University of Pennsylvania.

Executive Officers Who are Not Directors

Gene Basov is the Chief Financial Officer of Credit at Stone Point. Mr. Basov has been with Stone Point since 2020. Previously, Mr. Basov was Chief Financial Officer at Investcorp Credit Management US, a Vice President and Fund Group Controller at Cerberus Capital Management, a Financial Analyst at General Motors Asset Management and a Senior Auditor at Deloitte & Touche. Mr. Basov holds a B.B.A. from Baruch College, an M.B.A. from Fordham College and is a Certified Public Accountant.

Jacqueline Giammarco is a Managing Director and Counsel at Stone Point, as well as Stone Point’s Chief Compliance Officer. She joined Stone Point in 2012 from MF Global where from 2007 to 2012, she was Senior Vice President and Assistant General Counsel. Prior to joining MF Global, Ms. Giammarco was a corporate partner at Katten Muchin Rosenman, joining the firm as an associate in the corporate department in 1997. Ms. Giammarco advised senior executives, boards of directors and in-house counsels on a variety of corporate legal matters. Ms. Giammarco holds a B.A. from Wilfrid Laurier University, an LL.B. from the University of Alberta Law School and an LL.M. in Corporate Law from the New York University School of Law.

Sally DeVino is a Managing Director and Finance Director at Stone Point. She joined Stone Point in 1995. Previously, she was a Senior Manager with BDO Seidman, where for eight years she provided audit, tax and consulting services in the manufacturing, construction, banking and not-for-profit industries. Ms. DeVino holds a B.S. from Manhattan College and was a Certified Public Accountant.

Sandra Forman is the Deputy Chief Compliance Officer at Stone Point. Ms. Forman joined Stone Point in 2021. Previously, Ms. Forman was General Counsel and Chief Compliance Officer at Hudson Valley Wealth Management Inc, a private wealth management firm; Deputy General Counsel and Chief Compliance Officer, Registered Funds at Colony Capital, Inc. and its predecessor NorthStar Asset Management Inc., a real estate asset manager; Senior Counsel at Proskauer Rose; and General Counsel, Chief Compliance Officer, Secretary and Director of Human Resources at Harris & Harris Group, Inc. Ms. Forman began her career as an associate in the investment management group of Skadden, Arps, Slate, Meagher & Flom LLP. Ms. Forman holds a B.A. from New York University and a J.D. from the UCLA School of Law.

Audit Committee

The Audit Committee is currently composed of all of the Independent Directors. Peter E. Roth serves as Chair of the Audit Committee. The Board has determined that Mr. Roth is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. Mr. Roth, Ms. Burleigh, and Mr. Heberton meet the current requirements of Rule 10A-3 under the Exchange Act. The Audit Committee operates pursuant to a charter approved by the Board, which sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include establishing guidelines and making recommendations to the Board regarding the valuation of the Company’s investments; selecting the Company’s independent registered public accounting firm; reviewing with such independent registered public accounting firm the planning, scope and results of their audit of the Company’s financial statements; pre-approving the fees for services performed; reviewing with the independent registered public accounting firm the adequacy of internal control systems; reviewing the Company’s annual audited financial statements, and periodic filings; and receiving the Company’s audit reports and financial statements.

Nominating and Corporate Governance Committee

The members of the Nominating and Corporate governance committee are the Independent Directors. Jennifer Burleigh serves as Chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for selecting, researching and nominating directors for election by the Shareholders, selecting nominees to fill vacancies on the Board or a committee of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and management.

Code of Ethics

The Company and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by the Company’s personnel. These codes of ethics generally will not permit investments by the Company’s and the Adviser’s personnel in securities that may be purchased or sold by the Company.

Item 11. Executive Compensation

Compensation of Executive Officers

The Company does not currently have any employees and does not expect to have any employees. Each of the Company’s initial executive officers is an employee of the Adviser and/or one of its affiliates. The Company’s day-to-day investment operations will be managed by the Adviser. Most of the services necessary for the origination and management of the Company’s investment portfolio will be provided by investment professionals employed by the Adviser and/or its affiliates.

None of the Company’s executive officers will receive direct compensation from the Company. Certain of the Company’s executive officers and other members of the Investment Team, through their ownership interest in or management positions with the Adviser, may be entitled to a portion of any profits earned by the Adviser or its affiliates (including any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement). The Adviser or its affiliates may pay additional salaries, bonuses, and individual performance awards and/or individual performance bonuses to the Company’s executive officers in addition to their ownership interest.

Compensation of Independent Directors

The Independent Directors’ annual fee is $100,000 plus $2,500 per each scheduled quarterly Board of Directors meeting attended, plus an additional $10,000 per year to be paid to the Chair of the Audit Committee and an additional $2,500 per year to be paid to the Chair of the Nominating & Corporate Governance Committee. The Independent Directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending any meeting. No compensation is expected to be paid to the Interested Directors with respect to the Company.

The following table sets forth compensation of the Company’s independent directors for the fiscal period ended December 31, 2020.

Name	Fees Earned (1)	Stock Awards (2)	All Other Compensation	Total
Jennifer Burleigh	$21,288	—	—	21,288
Scott Heberton	$20,890	—	—	20,890
Peter E. Roth	$22,479	—	—	22,479

(1)	No compensation is paid to our directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act.
(2)	We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of March 19, 2021, the beneficial ownership of each director and executive officer of the Company, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our address is 20 Horseneck Lane, Greenwich, Connecticut 06830.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially (1)	Percentage of Class (2)
Interested Directors
David Wermuth	—	—%
Scott Bronner	—	—%
Independent Directors
Jennifer Burleigh	—	—%
Scott Heberton	—	—%
Peter E. Roth	—	—%
Executive Officers
Gene Basov	—	—%
Jacqueline Giammarco	—	—%
Sally DeVino	—	—%
Sandra Forman	—	—%

All executive officers and directors as a group (nine persons)	—	—%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
(2)	Based on a total of 4,225,319 shares issued and outstanding on March 19, 2021.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of March 19, 2021. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Name of Director	Dollar Range of Equity Securities Beneficially Owned (1)(2)
Interested Directors
David Wermuth	None
Scott Bronner	None
Independent Directors
Jennifer Burleigh	None
Scott Heberton	None
Peter E. Roth	None

(1) The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or Over $100,000.
(2) Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Various potential and actual conflicts of interest may arise from the overall investment activities of the Adviser for their own accounts and for the accounts of others. The following briefly summarizes some of these conflicts, but is not intended to be an exhaustive list of all such conflicts.

Allocation of Time, Services or Functions.

The Investment Team and other individuals providing services on behalf of the Adviser will continue to devote such time and attention to other present and future business activities and advisory relationships, including any other Stone Point Funds, as is required to discharge duties to them, and conflicts of interest may arise in allocating management time, services or functions among the Company, on the one hand, and any other present and future business activities and advisory relationships, on the other hand. As a result, certain members of the Investment Team and related business professionals may be unavailable to devote their time to the business activities of the Company. Also, in connection with prior investments by other Stone Point Funds, Stone Point and/or their portfolio companies may enter into confidentiality, exclusivity, non-competition or similar agreements that may limit the ability of the Company to pursue an investment in one or more companies. In addition, as a result of existing investments and activities, the Adviser and the Investment Team may from time to time acquire confidential information that they will not be able to use for the benefit of the Company.

Other Investment Activities.

Among other personal investments, certain members of the Adviser have established one or more partnerships to hold certain investments made on their behalf, including investments in certain investment management firms (such investment management firms, referred to herein as the “Other Sponsors”). The Other Sponsors may target investment opportunities for their own behalf, or on behalf of investment funds and accounts for which they provide investment advisory services (collectively, “Other Sponsor Funds”), in various sectors and asset classes, including investment opportunities in the credit space. It is therefore possible that a particular investment opportunity could be identified by the Company and, separately, by one of the Other Sponsors for its own benefit or for the benefit of an Other Sponsor Fund that it advises. In addition, portfolio companies owned or managed by the Other Sponsors, Other Sponsor Funds or their respective affiliates may compete with, or hold conflicting interests in, potential or existing portfolio companies of the

Company. In the event that any Other Sponsor is considered to be an “affiliate” of the Company under the 1940 Act, the Company’s participation in investment opportunities in which such Other Sponsors or Other Sponsor Funds also participate may be subject to restrictions similar to those discussed in “Co-investment with Third Parties” above, in which case any such transactions would need to be conducted pursuant to the terms of an Order. In situations when co-investment with Other Sponsor Funds is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of an Order, the Adviser, Other Sponsors and/or their respective affiliates will need to decide which client or clients will proceed with the investment.

Compensation Arrangements.

The Adviser and its affiliates, including the Company’s officers and some of its directors, may face conflicts of interest caused by compensation arrangements with the Company and its affiliates, which could result in increased risk-taking by the Company. The Adviser and its affiliates will receive fees from the Company in return for their services, which may include certain incentive fees based on the amount of income or capital appreciation of the Company’s investments. These fees could influence the advice provided to the Company. Generally, the more equity the Company sells and the greater the risk assumed by the Company with respect to its investments, the greater the potential for growth in the Company’s assets and profits, and, correlatively, the fees payable by the Company to the Adviser or its affiliates. These compensation arrangements could affect the Adviser’s or its affiliates’ judgment with respect to recommending offerings of equity or the incurrence of debt and investments made by the Company, which allow the Adviser or the affiliate to earn increased management fees.

In particular, the fact that the base Management Fee is payable based upon the average value of the Company’s gross assets (which includes any borrowings used for investment purposes) may encourage the Adviser or its affiliates to use leverage to make additional investments. Such a practice could make such investments more risky than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of substantial leverage (up to the limits prescribed by the 1940 Act) may increase the likelihood of the Company defaulting on its borrowings, which would be detrimental to Shareholders.

Commencing on the fourth anniversary of the initial closing date, a portion of the Incentive Fee is based on the Company’s pre-Incentive Fee net investment income regardless of any capital losses. In such case, the Company may be required to pay the Adviser an Incentive Fee for a fiscal quarter even if there is a decline in the value of the Company’s portfolio or if the Company incurs a net loss for that quarter.

Any Incentive Fee payable by the Company that relates to the pre-Incentive Fee net investment income may be computed and paid on income that may include interest that has been accrued but not yet received or interest in the form of securities received rather than cash (PIK income). PIK income will be included in the pre-Incentive Fee net investment income used to calculate the Incentive Fee to the Adviser even though the Company does not receive the income in the form of cash. If a portfolio company defaults on a loan that is structured to provide accrued interest income, it is possible that accrued interest income previously included in the calculation of the Incentive Fee will become uncollectible. The Adviser is not obligated to reimburse the Company for any part of the Incentive Fee it received that was based on accrued interest income that the Company never receives as a result of a subsequent default.

The quarterly Incentive Fee on income will be recognized and paid without regard to: (i) the trend of pre-Incentive Fee net investment income as a percent of adjusted capital over multiple quarters in arrears which may in fact be consistently less than the quarterly preferred return, or (ii) the net income or net loss in the current calendar quarter, the current year or any combination of prior periods.

For U.S. federal income tax purposes, the Company may be required to recognize taxable income in some circumstances in which the Company does not receive a corresponding payment in cash and to make distributions with respect to such income to maintain the Company’s tax treatment as a RIC and/or minimize corporate-level U.S. federal income or excise tax. Under such circumstances, the Company may have difficulty meeting the Annual Distribution Requirement (as described above) necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that the Company is required to pay the Incentive Fee on income with respect to such accrued income. As a result, the Company may have to sell some of its investments at times and/or at prices the Company would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If the Company is not able to obtain cash from other sources, the Company may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

The Incentive Fee payable by the Company to the Adviser or its affiliates may create an incentive for the Adviser or such affiliates to incur additional leverage and to make investments on the Company’s behalf that are risky or more speculative than would be the case in the absence of such compensation arrangements. The way in which the Incentive Fee is determined may encourage the Adviser or the affiliates to use leverage to increase the leveraged return on the Company’s investment portfolio.

The Adviser.

The Adviser will experience conflicts of interest in connection with the management of the Company’s business affairs relating to and arising from a number of matters, including: the allocation of investment opportunities by the Adviser and its affiliates; compensation to the Adviser; services that may be provided by the Adviser and its affiliates to issuers in which the Company invests; investments by the Company and other clients of the Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by the Adviser; differing recommendations given by the Adviser to the Company versus other clients even though such other clients’ investment objectives may be similar to the Company’s; the Adviser’s use of information gained from issuers in the Company’s portfolio for investments by other clients, subject to applicable law; and restrictions on the Adviser’s use of “inside information” with respect to potential investments by the Company.

Specifically, the Company may compete for investments with affiliated BDCs or funds that are advised by the Adviser and its affiliates, subjecting the Adviser and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on the Company’s behalf. To mitigate these conflicts, the Adviser and its affiliates will seek to execute such transactions for all of the participating investment accounts, including the Company, on a fair and equitable basis and in accordance with the Adviser’s investment allocation policy, taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate; each client’s life cycle; targeted leverage level; targeted asset mix and any other factors deemed appropriate.

Stone Point Funds.

Actions taken by the Adviser and its affiliates on behalf of Stone Point Funds may be adverse to the Company and its investments, which could harm the Company’s performance. For example, the Company may invest in the same credit obligations as other Stone Point Funds, although, to the extent permitted under the 1940 Act, the Company’s investments may include different obligations or levels of the capital structure of the same issuer. Decisions made with respect to the securities held by one Stone Point Fund may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Stone Point Funds (including the Company).

Minority Investor in Adviser.

As of January 1, 2021, an affiliate of WAFRA (the “Wafra Investor”) holds an indirect, passive, minority stake in the Adviser, representing approximately 20% of the carry and net management company interest in the investment funds, accounts and investment vehicles managed by the Adviser, including the Company (the “Credit Vehicles”). Although the WAFRA Investor does not have the right to participate in the investment process or the day-to-day management of the Adviser or the Credit Vehicles, it may have financial or other interests that could conflict with the interests of the Credit Vehicles and its limited partners or shareholders. In addition, the Wafra Investor may invest in the same companies either at the same time, subject to regulatory requirements, or at different times, and may compete for investments directly and through other interests it holds.

Material Non-Public Information.

Certain members of the Adviser may serve on investment or similar governing committees of portfolio companies of the Company, including those that engage in asset management. As a result, the Adviser and its affiliates may from time to time acquire confidential or material non-public information that they will not be able to use for the benefit of the Company, which may lead to the Company not being able to initiate a transaction that it otherwise might have initiated and not being able to sell an investment that it otherwise might have sold. Also, in connection with investments by other Stone Point Funds, the Adviser and its affiliates and/or portfolio companies of such other Stone Point Funds may enter into confidentiality, exclusivity, non-competition or similar agreements that may limit the ability of the Company to pursue an investment in one or more companies. In addition, as a result of existing investments and activities, the Adviser and the Investment Team may from time to time acquire confidential information that they will not be able to use for the benefit of the Company. Furthermore, by reason of their responsibilities in connection with their other activities in general, certain of the Adviser’s personnel may acquire confidential or material non-public information or be restricted from initiating transactions in certain securities. In those instances, the Company will not be free to act upon any such information. Due to these restrictions, the Company may not be able to initiate a transaction that it otherwise might have initiated and may not be able to sell a portfolio investment that it otherwise might have sold. Conversely, the Company may not have access to material non-public information in the possession of other Stone Point Funds which might be relevant to an investment decision to be made by the Company, and the Company may initiate a transaction or sell a portfolio investment which, if such information had been known to it, may not have been undertaken.

Conflicts of Interest Relating to Investments.

The Company does not expect to invest in, or hold securities of, companies that are controlled by the Adviser or an affiliate’s other clients. However, the Adviser or an affiliate’s other clients may invest in, and gain control over, one of the Company’s portfolio companies. If the Adviser or an affiliate’s other client, or clients, gains control over one of the Company’s portfolio companies, it may create conflicts of interest and may subject the Company to certain restrictions under the 1940 Act. As a result of these conflicts and restrictions, the Adviser may be unable to implement the Company’s investment strategies as effectively as it could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, the Adviser may be unable to engage in certain transactions that it would otherwise pursue. In order to avoid these conflicts and restrictions, the Adviser may choose to exit such investments prematurely and, as a result, the Company may forego any positive returns associated with such investments. In addition, to the extent that an affiliate’s other client holds a different class of securities than the Company as a result of such transactions, interests may not be aligned.

Potential Merger with or Purchase of Assets of Another Fund.

The Adviser may in the future recommend to the Board that the Company merges with or acquires all or substantially all of the assets of one or more funds, including another Stone Point Fund. The Company does not expect that the Adviser would recommend any such merger or asset purchase unless it determines that it would be in the best interest of the Company and its Shareholders, with such determination dependent on factors it deems relevant, which may include the Company’s historical and projected financial performance and any proposed merger partner, portfolio composition, potential synergies from the merger or asset sale, available alternative options and market conditions. In addition, no such merger or asset purchase would be consummated absent the meeting of various conditions required by applicable law or contract, at such time, which may include approval of the Board and common equity holders of both funds. If the Adviser is the investment adviser of both funds, various conflicts of interest would exist with respect to any such transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to the Adviser by the Company and by the entity resulting from such a merger or asset purchase or efficiencies or other benefits to the Adviser as a result of managing a single, larger fund instead of two separate funds.

Affiliated Broker-Dealer.

The Adviser is an affiliate of SPC Capital Markets LLC, a Delaware limited liability company (the “Affiliated Broker-Dealer”), which is registered as a broker-dealer with the SEC and a member of FINRA and the Securities Investor Protection Corporation. The Affiliated Broker-Dealer is authorized to engage in the following activities: (i) acting as broker or dealer selling corporate debt securities, (ii) acting as firm commitment underwriter, (iii) acting as real estate syndicator, (iv) investment advisory services (incidental to its role as broker-dealer), including acting as financial advisor to issuers of securities, and participants in mergers, acquisitions, sales, and dispositions of companies, and (v) private placements of securities. The Affiliated Broker Dealer may receive fees from other investors and portfolio companies in which the BDC invests but will not collect fees from the BDC.

To the extent permitted by the 1940 Act, the Affiliated Broker-Dealer may, among other assignments, arrange, structure, and/or place equity and debt securities to be issued by portfolio companies of the Company on a best efforts or firm commitment basis. These placements may from time to time include structuring of offerings, and placement of securities in public offerings of securities issued by portfolio companies of the Company. The Affiliated Broker-Dealer may act as a firm commitment underwriter (co-manager only) in public and private offerings of securities issued by portfolio companies of the Company. In certain limited circumstances, the Company may have a conflict resulting from the foregoing arrangements. When the Affiliated Broker-Dealer serves as underwriter with respect to the securities of a subsidiary of the Company, the Company may be subject to a “lock-up” period following the offering under applicable regulations or agreements during which time its ability to sell any securities that it continues to hold is restricted. This restriction may prevent the Company from disposing of such securities at an opportune time. To the extent permitted by the 1940 Act, the Company may make investments from time to time in transactions where the Affiliated Broker-Dealer is acting as agent, broker, principal, arranger or syndicate manager or member on the other side of the transaction or for other parties in the transaction. The consent of the Board may be required to enter into certain of the Company’s potential investments and the failure of the Board to grant such consent would prevent the Company from consummating such investments, which could adversely affect the Company.

Service Providers.

Certain advisors and other service providers, or their affiliates (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, investment or commercial banking firms and certain other advisors and agents) to the Company or their portfolio companies may also provide goods or services to or have business, personal, political, financial or other relationships with the Adviser. Such advisors and service providers may be Shareholders in the Company, affiliates of the Adviser, sources of investment opportunities or co-investors or counterparties therewith. These relationships may influence the Adviser in deciding whether to select or recommend such a service provider to perform services for the Company or a portfolio company (the cost of which will generally be borne directly or indirectly by the Company or such portfolio company, as applicable). In certain circumstances, advisors and service providers, or their affiliates, may charge different rates or have different arrangements for services provided to the Adviser or its respective affiliates as compared to services provided to the Company and its portfolio companies, which will result in more favorable rates or arrangements than those payable by the Company or such portfolio companies.

In addition, the portfolio companies of the Company may transact business with (or otherwise provide services and/or products to) one another. Those same portfolio companies may also transact business with the Adviser or the Company, employees or affiliates. Such arrangements will generally be negotiated and executed at arm’s length, but certain factors may lead a portfolio company to pay higher fees in connection with the services and/or products provided as compared to other similar providers. Those factors include, without limitation, the complexity of the services and/or products being provided, the reputation of the portfolio company in providing such services and/or products, and the ability of the portfolio company to meet specified time, budget or other constraints. Furthermore, the Adviser and/or the portfolio companies of the Company may enter into agreements collectively with vendors, which provide products and services to the Adviser and/or the portfolio companies, generally in an effort to reduce costs and expenses. The Adviser may act as a host for the negotiation process associated with such agreements. Notwithstanding the foregoing, the Adviser acts solely as a liaison in connection with the evaluation of, and has no control over the entering into, definitive agreements by such portfolio companies. Any definitive agreements shall be executed solely by and between the applicable portfolio company and applicable counterparty, and such portfolio company (and not the Adviser, except where the Adviser is acting in its own capacity) shall be solely responsible for its obligations thereunder.

Advisors and Consultants.

The Adviser may work with or alongside one or more consultants, advisors (including senior advisors and CEOs) and/or operating partners who are retained by the Adviser on a consultancy or retainer or other basis, to provide services to the Company. The functions undertaken by such persons with respect to the Company will not be exclusive and such persons may perform similar functions and duties for other organizations which may give rise to conflicts of interest. Such persons may also be appointed to the board of directors of companies and have other business interests which give rise to conflicts of interest with the interests of the Company or a portfolio company of the Company. Shareholders should note that such persons may retain compensation that will not offset the Management Fee payable to the Adviser, including that: (a) such persons are permitted to retain all directors’ fees, monitoring fees and other compensation received by them in respect of acting as a director or officer of, or providing other services to, a portfolio company and such amounts shall not be credited against the Management Fee; (b) certain of such persons may be paid a deal fee, a consultancy fee or other compensation where they are involved in a specific project relating to the Company, which fee will be paid either by the Company or, if applicable, the relevant portfolio company; and (c) such persons may be invited to invest in or alongside the Company in investments, as part of a participation scheme or otherwise, and will be entitled to retain all of the proceeds generated from such investments.

Valuation Matters.

The Company’s investment portfolio will be recorded at fair value as determined in good faith in accordance with procedures established by the Board and, as a result, there is and will be uncertainty as to the value of the Company’s portfolio investments. Under the 1940 Act, the Company is required to carry its portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with procedures established by the Board. There is not a public market or active secondary market for many of the types of investments in privately held companies that the Company intends to hold and make. The Company’s investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors, if at all. As a result, these investments will be valued quarterly at fair value as determined in good faith in accordance with valuation policy and procedures approved by the Board.

The determination of fair value, and thus the amount of unrealized appreciation or depreciation the Company may recognize in any reporting period, is to a degree subjective, and the Adviser has a conflict of interest in making recommendations of fair value. The types of factors that may be considered in determining the fair values of the Company’s investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates, precedent transactions and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures established by the Board may differ materially from the values that would have been used if an active market and market quotations existed for such investments. The Company’s net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that the Company ultimately realizes upon the disposal of such investments.

Operating Policies.

The Board will have the authority to modify or waive certain operating policies, investment criteria and strategies, in some cases without prior notice and without Shareholder approval. The Company cannot predict the effect any changes to current operating policies, investment criteria and strategies would have on its business, net asset value, operating results and the value of its securities. However, the effects might be adverse, which could negatively impact the Company’s ability to pay distributions and may cause Shareholders to lose all or part of their investment. Moreover, the Company will have significant flexibility in investing the net proceeds of its offering and may use the net proceeds from the offering in ways with which Shareholders may not agree.

Diverse Shareholders.

The Shareholders are expected to include U.S. taxable and tax-exempt entities, and institutions from jurisdictions outside of the United States. Such Shareholders may have conflicting investment, tax and other interests with respect to their investments in the Company. The conflicting interests of individual Shareholders may relate to or arise from, among other things, the nature of investments made by the Company or the structuring of the acquisition of portfolio investments. As a consequence, conflicts of interest may arise in connection with decisions made by the Adviser, including in respect of the nature or structuring of investments, that may be more beneficial for one Shareholder than for another Shareholder, especially in respect of Shareholders’ individual tax situations. In selecting and structuring investments appropriate for the Company, the Adviser will consider the investment and tax objectives of the Company, rather than the investment, tax or other objectives of any Shareholder individually.

Other Transactions with Prospective and Actual Shareholders.

Prospective investors should note that the Adviser and its affiliates from time to time engage in transactions with prospective and actual Shareholders or their affiliates that provide economic and business benefits to such Shareholders and the Adviser and its affiliates. Such transactions may be entered into prior to or coincident with a Shareholder’s admission to the Company or during the term of their investment. The nature of such transactions can be diverse and may include benefits relating to the Company and their portfolio companies. Examples include the ability to co-invest alongside the Company, recommendations to underwriters for allocations in initial public offerings, a broad range of commercial transactions in the ordinary course of business with such Shareholders, their affiliates and portfolio companies, and the purchase or disposition of interests to or from portfolio companies. In addition, the Adviser may acquire Common Stock from existing Shareholders without offering such secondary opportunities to the other Shareholders. In such event, the Adviser will have oral and written information concerning the portfolio companies that may be non-public and may be deemed material to a decision to sell shares of Common Stock, including any information regarding the business, operations, property, financial and other condition and creditworthiness of the portfolio companies, which may not be disclosed to the selling Shareholder prior to such acquisition.

Arrangements with Stone Point.

The Company will enter into a license agreement with Stone Point, under which Stone Point will grant the Company a non-exclusive, royalty-free, non-perpetual license to use the name and trademark “Stone Point.” Under this agreement, the Company will have a right to use “Stone Point” for so long as the Company is a majority affiliate of Stone Point and a private entity. Other than with respect to this limited license, the Company does not have a legal right to the “Stone Point” name. In the event the license agreement is terminated, the Company will be required to change its name and cease using “Stone Pont” as part of the Company’s name.

Item 14. Principal Accounting Fees and Services

The Audit Committee and the independent directors of the board of directors have selected KPMG LLP (“KPMG”) to serve as the independent registered public accounting firm for the Company for the fiscal period ended December 31, 2020.

KPMG has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

Service:	For the Period December 1, 2020 (commencement of operations) through December 31, 2020
Audit Fees	$80,000
Audit-Related Fees	—
Tax Fees	40,000
All Other Fees	—

Total Fees:	$120,000

Audit Fees: Audit fees consist of fees billed for professional services rendered for quarterly reviews and services that are normally provided by KPMG in connection with statutory and regulatory filings.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Services Fees: Tax services fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance.

All Other Fees: Other fees would include fees for products and services other than the services reported above.

Pre-Approval Policy: The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by KPMG, the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. The Audit Committee has delegated pre-approval authority to the Audit Committee Chair pursuant to Section 10A(i) of the Exchange Act. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements

(1)	The following financial statements are set forth in Item 8 of Part II:

(b)	Exhibits required to be filed by Item 601 of Regulation S-K

Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of Subscription Agreement (1)
10.1	Investment Advisory Agreement between Stone Point Capital Corporation and Stone Point Credit Adviser LLC, as the investment adviser (1)
10.2	Administration Agreement between Stone Point Capital Corporation and U.S. Bank, as the Sub-Administrator (1)
10.3	Custody Agreement between Stone Point Capital Corporation and U.S. Bank National Association, as the custodian (1)
10.4	Form of Indemnification Agreement (1)
10.5	Revolving Credit Agreement with Capital One, National Association (2)
14.1	Code of Ethics*
21.1	List of Subsidiaries – None
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Previously filed as an exhibit to Amendment No. 1 to the Company’s registration statement on Form 10 (File No. 000-56209) filed with the SEC on November 25, 2020.
(2)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 31, 2021.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stone Point Credit Corporation

Date: March 29, 2021	By:	/s/ Scott Bronner
Name: Scott Bronner
Title: Principal Executive Officer

Date: March 29, 2021	By:	/s/ Gene Basov
Name: Gene Basov
Title: Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following person on behalf of the registrant and in the following capacities on March 29, 2021.

/s/ Scott Bronner
Scott Bronner
Director and Principal Executive Officer

/s/ David Wermuth
David Wermuth
Director and Chair of the Board of Directors

/s/ Peter Roth
Peter Roth
Director and Chair of the Audit Committee

/s/ Jennifer Burleigh
Jennifer Burleigh
Director and Chair of the Nominating and Corporate Governance Committee

/s/ Scott Heberton
Scott Heberton
Director