Form 10-Q
period 2021-03-31
Stone Point Credit Corp
filed 2021-05-14
CIK 1825384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01375

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The issuer had 7,912,383 shares of common stock, $0.001 par value per share, outstanding as of May 13, 2021.

Stone Point Credit Corporation

Form 10-Q for the Quarter Ended March 31, 2021

Item 1.	Financial Statements

Stone Point Credit Corporation

Statements of Assets and Liabilities

	March 31, 2021 (Unaudited)	December 31, 2020
Assets:
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $163,406,597 and $14,327,196, respectively)	$163,645,729	$14,324,987
Cash and cash equivalents	96,429,608	27,127,738
Interest receivable	779,967	26,957
Deferred offering expenses	266,191	336,270
Prepaid expenses and other assets	36,000	37,308

Total assets	$261,157,495	$41,853,260

Liabilities:
Revolving credit facility payable (net of deferred financing costs of $415,227 and $535,984, respectively) (Note 6)	$104,584,773	$16,464,016
Base management fees payable (Note 3)	287,825	2,877
Organizational and offering expenses payable	—	559,978
Accounts payable and accrued expenses	546,770	587,496
Interest and credit facility fees payable	216,751	5,983

Total liabilities	$105,636,119	$17,620,350

Commitments and contingencies (Note 5)

Net Assets:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2021 and December 31, 2020	$—	—
Common stock, $0.001 par value, 250,000,000 shares authorized, 7,912,383 and 1,250,050 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	7,912	1,250
Paid in capital in excess of par	154,461,526	24,469,188
Distributable (accumulated) earnings (losses)	1,051,938	(237,528)

Total net assets	155,521,376	24,232,910

Total liabilities and net assets	$261,157,495	$41,853,260

Net asset value per common share	$19.66	$19.39

The accompanying notes are an integral part of these financial statements.

Stone Point Credit Corporation

Statement of Operations

Three Months Ended March 31, 2021 (Unaudited)
Investment income:
Interest income from non-controlled/non-affiliated investments	$1,456,472
Interest income from cash and cash equivalents	247

Total interest income	1,456,719

Fee income	1,040,625

Total fee income	1,040,625

Total investment income	2,497,344

Operating expenses:
Base management fees (Note 3)	$287,825
Interest and credit facility fees (Note 6)	404,468
Offering costs (Note 4)	96,029
Professional fees	554,448
Directors fees	93,125
Insurance expense	13,324

Total expenses	1,449,219

Net investment income (loss)	$1,048,125

Realized and unrealized appreciation (depreciation) on investments:
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$241,341

Total net change in unrealized appreciation (depreciation)	$241,341

Net increase (decrease) in net assets resulting from operations	$1,289,466

Per share information - basic and diluted:
Net investment income (loss)	$0.38

Net increase (decrease) in net assets resulting from operations	$0.47

Weighted average shares outstanding	2,759,806

The accompanying notes are an integral part of these financial statements.

Stone Point Credit Corporation

Statement of Changes in Net Assets

Three Months Ended March 31, 2021 (Unaudited)
Increase in net assets resulting from operations:
Net investment income (loss)	$1,048,125
Total net change in unrealized appreciation (depreciation)	241,341

Net increase in net assets resulting from operations	1,289,466

Increase in net assets resulting from capital share transactions:
Issuance of common shares	129,999,000

Net increase in net assets resulting from capital share transactions	129,999,000

Total increase in net assets	131,288,466
Net assets, beginning of period	24,232,910

Net assets, end of period	$155,521,376

Net asset value per share	$19.66

Common shares outstanding at the end of the period	7,912,383

The accompanying notes are an integral part of these financial statements.

Stone Point Credit Corporation

Statement of Cash Flows

Three Months Ended March 31, 2021 (Unaudited)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,289,466
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Total net change in unrealized appreciation (depreciation)	(241,341)
Amortization of premiums and discounts	(90,044)
Purchases of investments	(148,989,357)
Changes in operating assets and liabilities:
Interest receivable	(753,010)
Deferred offering expenses	70,079
Prepaid expenses and other assets	1,308
Base management fees payable	284,948
Organizational and offering expenses payable	(559,978)
Accounts payable and accrued expenses	(40,726)
Interest and credit facility fees payable	210,768

Net cash used in operating activities	(148,817,887)

Cash flows from financing activities:
Borrowings under revolving credit facility	88,000,000
Deferred financing costs	120,757
Proceeds from issuance of common shares	129,999,000

Net cash provided by financing activities	218,119,757

Net increase in cash and cash equivalents	69,301,870
Cash and cash equivalents, beginning of period	27,127,738

Cash and cash equivalents, end of period	$96,429,608

The accompanying notes are an integral part of these financial statements.

Stone Point Credit Corporation

Schedule of Investments

As of March 31, 2021 (Unaudited)

Portfolio Company [1,2,3]	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount	Cost [4]	Fair Value	Percentage of Net Assets [5]
Non-Controlled/Non-Affiliated Investments
Debt Investments - 105.2%
Diversified Financial Services
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor 8 9	6.75%	10/2/2025	7,990,584	$7,772,807	$7,799,063	5.0%

Total Diversified Financial Services						7,772,807	7,799,063	5.0%

Health Care Providers & Services
MB2 Dental Solutions, LLC	First Lien Term Loan	LIBOR + 6.00%, 1.00% Floor [10]	7.00%	1/29/2027	11,032,803	10,790,568	10,838,222	7.0%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor [8] [10]	7.00%	1/29/2027	422,066	417,849	352,098	0.2%

Total Health Care Providers & Services						11,208,417	11,190,320	7.2%

Health Care Technology
Quantum Health, Inc.	First Lien Term Loan	LIBOR + 5.00%, 0.75% Floor [9]	5.75%	12/22/2027	10,000,000	9,758,359	9,750,000	6.3%

Total Health Care Technology						9,758,359	9,750,000	6.3%

Insurance
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR + 6.00%, 0.75% Floor [10]	6.75%	3/26/2026	40,000,000	39,401,413	39,400,000	25.3%
Galway Partners Holdings LLC	Second Lien Term Loan	LIBOR + 8.00%, 1.00% Floor [10]	9.00%	1/31/2027	10,077,385	9,837,355	10,050,877	6.5%

Total Insurance						49,238,768	49,450,877	31.8%

IT Services
Dcert Buyer, Inc. [6]	Second Lien Term Loan	LIBOR + 7.00% [7]	7.11%	2/19/2029	10,000,000	9,975,008	10,043,800	6.5%

Total IT Services						9,975,008	10,043,800	6.5%

Professional Services
Tempus, LLC	First Lien Term Loan	LIBOR + 6.25%, 1.00% Floor [8] [10]	7.25%	2/5/2027	25,540,541	24,969,145	24,954,055	16.0%
Tempus, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.25%, 1.00% Floor [8]	7.25%	2/5/2027	—	(111,145)	(113,514)	(0.1)%

Total Professional Services						24,858,000	24,840,541	16.0%

Software
Diligent Corporation	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.75%	8/4/2025	30,000,000	29,705,993	29,700,000	19.1%
GovDelivery Holdings, LLC	First Lien Term Loan	LIBOR + 6.50%, 1.00% Floor [10]	7.50%	1/29/2027	21,551,676	20,968,451	21,062,778	13.5%
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.50%, 1.00% Floor [8]	7.50%	1/29/2027	—	(44,024)	(136,893)	(0.1)%
GovDelivery Holdings, LLC	First Lien Revolving Loan	LIBOR + 6.50%, 1.00% Floor [8]	7.50%	1/29/2027	—	(35,182)	(54,757)	0.0%

Total Software						50,595,238	50,571,128	32.5%

Total Non-Controlled/Non-Affiliated Investments						$163,406,597	$163,645,729	105.2%

(1)	All of the Company’s investments are domiciled in the United States.
(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940.
(4)	Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	Percentage is based on net assets of $155,521,376 as of March 31, 2021.
(6)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(7)	The interest rate on this security is subject to a base rate plus 1 Month “1M” LIBOR, which at March 31, 2021 was 0.11%.
(8)	This investment has an unfunded commitment as of March 31, 2021. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(9)	The interest rate on this security is subject to a base rate plus 6 Month “6M” LIBOR, which at March 31, 2021 was 0.21%.
(10)	The interest rate on this security is subject to a base rate plus 3 Month “3M” LIBOR, which at March 31, 2021 was 0.19%.

The accompanying notes are an integral part of these financial statements.

Stone Point Credit Corporation

Schedule of Investments

As of December 31, 2020 9

Portfolio Company [1,2,3]	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount	Cost [4]	Fair Value	Percentage of Net Assets [5]
Non-Controlled/Non-Affiliated Investments
Debt Investments - 59.1%
Diversified Financial Services
TA/WEG Intermediate Holdings, LLC [7]	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.75%	10/2/2025	4,703,564	$4,500,591	$4,499,537	18.6%

Total Diversified Financial Services						4,500,591	4,499,537	18.6%

Insurance
Galway Partners Holdings LLC	Second Lien Term Loan	LIBOR + 8.00%, 1.00% Floor [6]	9.00%	1/31/2027	10,077,385	$9,826,605	$9,825,450	40.5%

Total Diversified Financial Services						9,826,605	9,825,450	40.5%

Total Non-Controlled/Non-Affiliated Investments						$14,327,196	$14,324,987	59.1%

(1)	All of the Company’s investments are domiciled in the United States.
(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940.
(4)	Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	Percentage is based on net assets of $24,232,910 as of December 31, 2020.
(6)	The interest rate on this security is subject to a base rate plus 1 Month “1M” LIBOR, which at December 31, 2020 was 0.140%.
(7)	This investment has an unfunded commitment as of December 31, 2020. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(8)	The interest rate on this security is subject to a base rate plus 6 Month “6M” LIBOR, which at December 31, 2020 was 0.256%.
(9)	The December 31, 2020 presentation has been revised to conform to the current period presentation.

The accompanying notes are an integral part of these financial statements.

Stone Point Credit Corporation

Notes to Financial Statements

March 31, 2021

Note 1.	Organization

Organization

Stone Point Credit Corporation (the “Company”) was formed as a Delaware limited liability company on September 8, 2020 with the name Stone Point Capital Credit LLC. The Company has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In connection with its election to be regulated as a BDC, the Company converted to a Delaware corporation, changed its name to Stone Point Credit Corporation, and commenced operations on December 1, 2020. In addition, for tax purposes, Stone Point Credit Corporation intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company is managed by Stone Point Credit Adviser LLC (the “Adviser”). The Adviser is a Delaware limited liability company that is registered with the Securities Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of the Company and provides the Company with investment advisory and management services. The Adviser is an affiliate of Stone Point Capital LLC (“Stone Point”), which is a privately held firm specializing in investments within the global financial services industry.

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

Interim financial statements are prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all information and notes required by U.S. GAAP for annual financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2021.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates and such differences could be material.

Cash and Cash Equivalents

Cash and cash equivalents consists of deposits in a money market account and demand deposits held at a custodian bank. Cash and cash equivalents are carried at cost, which approximates fair value. The Company’s deposits may, at times, exceed the insured limits under applicable law.

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

Income Taxes

The Company intends to elect to be treated, and intends to qualify annually, as a RIC under the Code. So long as the Company maintains its tax treatment as a RIC, it generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to shareholders as dividends. To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

The Company evaluates tax positions taken or expected to be taken while preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted later based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions through March 31, 2021.

Valuation of Portfolio Securities

Valuations of investments are approved by the Board at the end of each calendar quarter. In instances where there is no readily available market value, the Company’s investments are valued at fair value with the input of the Adviser’s valuation committee and an external, independent valuation firm that is retained by the Adviser to review the Company’s investments as needed. Investments for which market quotations are readily available may be priced by independent pricing services.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2021, no investments were on non-accrual status.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. There were no dividend income generating investments for the three months ended March 31, 2021.

Fee Income

The Company, or its affiliates, may receive fees for capital structuring services. These fees are generally non-recurring and are recognized as fee income by the Company on the investment closing date. During the three months ended March 31, 2021, the Company earned fee income of $1,040,625.

Note 3.	Agreements and Related Party Transactions

Investment Advisory Agreement

Subject to the supervision of the Board and pursuant to an investment advisory agreement between the Company and the Adviser (the “Investment Advisory Agreement”), the Adviser manages the day-to-day operations of the Company and provides the Company with investment advisory and management services. Among other things, the Adviser (i) determines the composition and allocation of the Company’s investment portfolio, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments made by the Company; (iii) performs due diligence on prospective portfolio companies; (iv) executes, closes, services and monitors the Company’s investments; (v) determines the securities and other assets that the Company will purchase, retain or sell; (vi) arranges financings and borrowing facilities for the Company and (vii) provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its fund and (viii) to the extent permitted under the 1940 Act and the Advisers Act, on the Company’s behalf, and in coordination with any sub-adviser and any administrator, provides significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance under the 1940 Act, including utilizing appropriate personnel of the Adviser to, among other things, monitor the operations of the Company’s portfolio companies, participate in board and management meetings, consult with and advise officers of portfolio companies and provide other organizational and financial consultation. The Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Adviser is generally free to furnish similar services to other entities so long as its performance under the Investment Advisory Agreement is not adversely affected.

Under the Investment Advisory Agreement, the Company will pay the Adviser (i) a base management fee and (ii) an incentive fee as compensation for the investment advisory and management services it provides the Company thereunder.

Base Management Fee

The Company will pay to the Adviser an asset-based fee (the “Management Fee”) for management services in an amount equal to an annual rate of 1.30% of the average value of the Company’s gross assets (excluding cash and cash equivalents) for the most recently completed calendar quarter payable quarterly in arrears. The Management Fee for any partial quarter will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant calendar months or quarters. For the three months ended March 31, 2021, the Company incurred management fees of $287,825.

Incentive Fee

Beginning on the fourth anniversary of the date on which shareholders are required to fund their initial drawdown (the “Incentive Commencement Date”), the Company will pay the Adviser an incentive fee (“Incentive Fee”) as set forth below. The Incentive Fee will consist of two parts. The first part (the “Investment Income Incentive Fee”) will be calculated and payable following the Incentive Commencement Date on a quarterly basis, in arrears, and will equal 15% of “pre-incentive fee net investment income” for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.75% (i.e., 7% annualized) measured on a quarterly basis and a “catch-up” feature. For purposes of computing the initial installment of the Investment Income Incentive Fee, if the Incentive Commencement Date does not fall on the first day of a calendar quarter, then the initial payment of the Investment Income Incentive Fee shall be payable for the period that commences on the Incentive Commencement Date through the last day of the first complete calendar quarter immediately following the Incentive Commencement Date and, thereafter, at the end of each subsequent calendar quarter as described above. The second part (the “Capital Gains Incentive Fee”) will be an annual fee that will also commence with the period beginning on the Incentive Commencement Date and will be determined and payable following the Incentive Commencement Date, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 15% of realized capital gains, if any, determined on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees. For the three months ended March 31, 2021, the Company did not incur any performance-based incentive fees.

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

The Company will reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including furnishing the Company with office facilities, equipment and clerical, bookkeeping and recordkeeping services at such facilities, as well as providing the Company with other administrative services. In addition, the Company will reimburse the Administrator for the fees and expenses associated with performing compliance functions, and the Company’s allocable portion of the compensation of certain of the Company’s officers, including the Company’s Chief Financial Officer, Chief Compliance Officer and any support staff. The Adviser can waive any amounts owed to it under the Administration Agreement, at its discretion.

For the three months ended March 31, 2021, the Company incurred $116,548 of administrative overhead expenses that were included in the Statement of Operations as professional fees, all of which remained payable on the Statements of Assets and Liabilities as accounts payable and accrued expenses as of March 31, 2021. For the three months ended March 31, 2021, the Administrator has elected to waive additional charges that would have otherwise been eligible for reimbursement under the terms of the Administration Agreement which are not subject to recoupment.

Sub-Administration and Custodian Fees

On January 22, 2021, the Adviser entered into a sub-administration agreement with U.S. Bank Global Fund Services (the “Sub-Administrator”) under which the Sub-Administrator provides various accounting and other administrative services with respect to the Company. The Company pays the Sub-Administrator fees for services the Adviser determines are commercially reasonable in its sole discretion. The Company also reimburses the Sub-Administrator for all reasonable expenses. To the extent that the Sub-Administrator outsources any of its functions, the Sub-Administrator pays any compensation associated with such functions. The Sub-Administrator also serves as the Company’s custodian (the “Custodian”).

For the three months ended March 31, 2021, the Company incurred expenses for services provided by the Sub-Administrator and the Custodian of $44,994 on the Statement of Operations as professional fees. As of March 31, 2021, $55,226 remained payable on the Statements of Assets and Liabilities as accounts payable and accrued expenses.

Transfer Agent Fees

On December 1, 2020, the Company entered into a transfer agent servicing agreement with U.S. Bank Global Fund Services (the “Transfer Agent”). For the three months ended March 31, 2021, the Company incurred expenses for services provided by the Transfer Agent of $12,500 on the Statement of Operations as professional fees. As of March 31, 2021, $31,971 remained payable on the Statements of Assets and Liabilities as accounts payable and accrued expenses.

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

For the three months ended March 31, 2021, the Company incurred offering costs of $96,029 on the Statement of Operations, none of which was payable as of March 31, 2021.

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

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of March 31, 2021 and December 31, 2020, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

		March 31, 2021	December 31, 2020
Portfolio Company	Type of Investment	Par	Par
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	$6,034,517	$—
GovDelivery Holdings, LLC	First Lien Revolving Loan	2,413,807	—
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	3,545,131	—
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	14,509,416	17,796,436
Tempus, LLC	First Lien Delayed Draw Term Loan	5,675,676	—
Tempus, LLC	First Lien Term Loan	3,783,784	—

Total Par		$35,962,331	$17,796,436

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Schedule of Investments as of March 31, 2021 and December 31, 2020. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

The credit agreements of the unfunded portfolio company commitments contain customary lending provisions which are subject to the portfolio company’s achievement of certain milestones. In instances where the underlying company experiences material adverse effects that would impact the financial condition or business outlook of the company, there is relief to the Company from funding obligations for previously made commitments. Unfunded portfolio company commitments may expire without being drawn upon, and therefore, do not necessarily represent future cash requirements or future earning assets for the Company. We believe that we maintain sufficient liquidity in the form of cash, financing capacity and undrawn capital commitments from our investors to cover any outstanding unfunded portfolio company commitments we may be required to fund.

Note 6.	Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in the Small Business Credit Availability Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of March 31, 2021 and December 31, 2020, the Company’s asset coverage ratios were 248% and 243%, respectively.

Effective as of December 29, 2020 (the “Closing Date”), the Company entered into a revolving credit agreement (the “Revolving Credit Agreement”) by and among, inter alios, the Company as the initial borrower, the lenders from time-to-time party thereto (collectively, the “Lenders”) and Capital One, National Association, as the administrative agent (the “Administrative Agent”), sole lead arranger and a Lender.

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

As of March 31, 2021 and December 31, 2020, the carrying amount of the Company’s borrowings under the Revolving Credit Agreement approximated their fair value. As of March 31, 2021, and December 31, 2020, unamortized financing costs of $415,227 and $535,984, respectively, are being deferred over the remaining term of the Revolving Credit Agreement. As of March 31, 2021 and December 31, 2020, the Company had an outstanding balance of $105,000,000 and $17,000,000, respectively. Revolving credit facility is presented in the Statements of Assets and Liabilities which is the net of the unamortized financing costs and the outstanding balance, totaling $104,584,773 as of March 31, 2021 and $16,464,016 as of December 31, 2020. During the three months ended March 31, 2021, the Company incurred a total of $404,468 in interest and credit facility fees on the Statement of Operations, comprised of $133,256 in financing fees and $271,212 in interest expenses.

Note 7.	Net Assets

Unregistered Sales of Equity Securities

On November 17, 2020, the Adviser committed to contribute $1,000 of capital to the Company. In exchange for this contribution, the Adviser received 50 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”).

Since inception, the Company has completed the following share issuances:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 30, 2021	3,687,064	$71,877,447
February 26, 2021	1,429,493	28,121,553
February 4, 2021	1,545,776	30,000,000
December 24, 2020	744,307	14,886,136
December 21, 2020	505,693	10,113,864
November 17, 2020	50	1,000

Total	7,912,383	$155,000,000

The sales of Common Stock were made pursuant to subscription agreements entered into by the Company and its investors. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten business days’ prior notice to the funding date.

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

Note 8.	Investments

The following table presents the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2021 and December 31, 2020.

	March 31, 2021			December 31, 2020
Investments:	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value
First Lien Loans	$143,594,234	$143,551,052	87.7%	$4,500,591	$4,499,537	31.4%
Second Lien Loans	19,812,363	20,094,677	12.3%	9,826,605	9,825,450	68.6%

Total Investments	$163,406,597	$163,645,729	100.0%	$14,327,196	$14,324,987	100.0%

The geographic composition of investments based on fair value as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
U.S.	100.0%	100.0%
Non-U.S.	—	—

Total	100.0%	100.0%

The industry composition of investments based on fair value as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
Diversified Financial Services	4.8%	31.4%
Health Care Providers & Services	6.8	—
Health Care Technology	6.0	—
Insurance	30.2	68.6
IT Services	6.1	—
Professional Services	15.2	—
Software	30.9	—

Total	100.0%	100.0%

Note 9.	Fair Value of Investments

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

The following tables present the fair value hierarchy as of March 31, 2021.

	Fair Value Hierarchy as of March 31, 2021
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$—	$143,551,052	$143,551,052
Second Lien Loans	—	10,043,800	10,050,877	20,094,677

Total	$—	$10,043,800	$153,601,929	$163,645,729

The following tables present the fair value hierarchy as of December 31, 2020.

	Fair Value Hierarchy as of December 31, 2020
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$—	$4,499,537	$4,499,537
Second Lien Loans	—	—	9,825,450	9,825,450

Total	$—	$—	$14,324,987	$14,324,987

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2021 and the fiscal period ended December 31, 2020:

Three Months Ended March 31, 2021	First Lien Loans	Second Lien Loans	Total
Fair value, beginning of period	$4,499,537	$9,825,450	$14,324,987
Purchases of investments	139,014,358	—	139,014,358
Proceeds from principal payments	—	—	—
Net change in unrealized appreciation/(depreciation)	(44,271)	214,677	170,406
Net accretion of discount and amortization of investments	81,428	10,750	92,178
Transfers into (out of) Level 3	—	—	—

Fair value, end of period	$143,551,052	$10,050,877	$153,601,929

For the Period September 8, 2020 (inception) through December 31, 2020	First Lien Loans	Second Lien Loans	Total
Fair value, beginning of period	$—	$—	$—
Purchases of investments	4,499,537	9,825,450	14,324,987
Proceeds from principal payments	—	—	—
Net change in unrealized appreciation/(depreciation)	(1,054)	(1,155)	(2,209)
Net accretion of discount and amortization of investments	1,054	1,155	2,209
Transfers into (out of) Level 3	—	—	—

Fair value, end of period	$4,499,537	$9,825,450	$14,324,987

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company at the three months ended March 31, 2021 and the fiscal period ended December 31, 2020.

Three Months Ended
Net Change in Unrealized Appreciation (Depreciation)	March 31, 2021
First Lien Loans	$(44,271)
Second Lien Loans	214,677

Total	$170,406

For the Period September 8, 2020 (inception) through
Net Change in Unrealized Appreciation (Depreciation)	December 31, 2020
First Lien Loans	$(1,054)
Second Lien Loans	(1,155)

Total	$(2,209)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2021. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

March 31, 2021
Type of Investment	Fair Value	Valuation technique	Unobservable input	Range (weighted average)
First Lien Loans	$7,799,063	Discounted Cash Flow	Discount Rate	7.5%
First Lien Loans	135,751,989	Market Transaction	Market Transaction	N/A
Second Lien Loan	10,050,877	Discounted Cash Flow	Discount Rate	10.0%

Total	$153,601,929

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2020. The December 31, 2020 presentation has been revised to conform to the current period presentation. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

December 31, 2020
Type of Investment	Fair Value	Valuation technique	Unobservable input	Range (weighted average)
First Lien Loans	$4,499,537	Market Transaction	Market Transaction	N/A
Second Lien Loan	9,825,450	Market Transaction	Market Transaction	N/A

Total	$14,324,987

Increases or decreases in unobservable inputs in isolation would result in a higher or lower fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.

Note 10.	Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. The methodology for the weighted average number of shares outstanding during the period utilizes the weighted average number of shares from December 31, 2020 through March 31, 2021. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2021, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2021:

Three Months Ended March 31, 2021 (Unaudited)
Net increase in net assets resulting from operations	$1,289,466
Weighted average common shares of common stock outstanding - basic and diluted	2,759,806
Basic and diluted net increase in net assets resulting from operations per common share	$0.47

Note 11.	Taxes

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

Note 12.	Financial Highlights

The following per common share data has been derived from information provided in the financial statements. The following is a schedule of financial highlights for the three months ended March 31, 2021:

Three Months Ended March 31, 2021 (Unaudited)
Per common share operating performance
Net asset value, beginning of period	$19.39

Results of operations:
Net investment income [1]	0.38
Net unrealized appreciation (depreciation) [2]	(0.11)

Net increase (decrease) in net assets resulting from operations	0.27

Net asset value, end of period	$19.66

Shares outstanding, end of period	7,912,383

Ratio/Supplemental data
Net assets, end of period	$155,521,376
Weighted average shares outstanding	2,759,806
Total return [3]	1.39%
Portfolio turnover [4]	—
Ratio of operating expenses to average net assets [5]	6.21%
Ratio of net investment loss to average net assets [5]	5.06%

[1]	The per common share data was derived by using weighted average shares outstanding.
[2]

The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period does not agree with the change in the aggregate appreciation and depreciation in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio. For the three months ended March 31, 2021, net unrealized appreciation was $0.09 per weighted average share outstanding.

[3]	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share. Total return is not annualized and does not include a sales load.
[4]	Portfolio turnover is not applicable.
[5]	The ratios reflect an annualized amount. Non-recurring expenses were not annualized. During the period, the Company incurred $96,029 of Offering Expenses, which were deemed to be non-recurring.

Note 13.	Equity

For the three months ended March 31, 2021, the Company issued 6,662,333 shares of common stock at an average price of $19.51 per share through private placement offerings resulting in gross proceeds of the Company of $130.0 million. The Company had 7,912,383 shares outstanding as of March 31, 2021. As of March 31, 2021, the Company has received capital commitments totaling $1,072.5 million, of which, $917.5 million remains available.

Note 14.	Subsequent Events

Management has evaluated subsequent events and transactions for potential recognition and/or disclosure through the date the financial statements were issued.

On April 1, 2021, the Company executed a letter agreement (the “Amendment”) to amend its Revolving Credit Agreement. The Amendment increased the maximum borrowing capacity of the Company under the Revolving Credit Agreement to $200 million from $125 million.

The Company elected RIC status with the Internal Revenue Service upon the filing of its 2020 Form 1120-RIC, U.S. Income Tax Return of Regulated Investment Company, extension request in April of 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Unless indicated otherwise, the “Company,” “we,” “us,” and “our” refer to Stone Point Credit Corporation, and the “Adviser” refers to Stone Point Credit Adviser LLC, an affiliate of Stone Point Capital LLC (together with the Adviser and their other affiliates, collectively, “Stone Point”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements are not historical facts and are based on current expectations, estimates, projections, opinions and/or beliefs of the Company and/or Stone Point. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. These forward-looking statements include, but are not limited to, information in this Form 10-Q regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a BDC and the expected performance of, and the yield on, our portfolio companies. In particular, there are forward-looking statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There may be events in the future, however, that we are not able to predict accurately or control. The factors referenced under “Part II Item 1A. Risk Factors,” as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form 10-Q could have a material adverse effect on our business, results of operation and financial position. Any forward-looking statement made by us in this Form 10-Q speaks only as of the date on which we make it. Factors or events that could cause actual results to differ may emerge from time to time, and it is not possible to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those referenced in the section entitled “Part II Item 1A. Risk Factors” and elsewhere in this Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.

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

Overview

We were incorporated under the laws of the State of Delaware on September 8, 2020. The Company has elected to be treated as a BDC under the Investment Company Act and intends to elect to be treated as a regulated investment company for federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

As of March 31, 2021, the Company has called equity capital in the amount of $155 million. See “Subscriptions and Drawdowns” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates calling additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.

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

Proactive Sourcing and Relationship-Driven Deal Flow. The Adviser believes that focusing its activities on proactive, outbound, multi-year searches produces higher quality investment opportunities. The Adviser seeks investment opportunities in sectors that it believes are attractive using a focused three-prong origination strategy. In sourcing investments for the Company, the Adviser leverages (i) its dedicated team of origination professionals and Stone Point’s broker-dealer professionals focusing on sponsor communities and financial intermediaries within targeted sectors, (ii) its extensive network of private equity investment professionals, focused on more than 70 financial services-related end markets, and (iii) its longstanding relationships with commercial banks who may provide investment opportunities to the Company.

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

Ability to Leverage Stone Point’s Highly Experienced Investment Team. The Adviser intends to utilize Stone Point’s significant resources and expertise throughout the life cycle of each investment to support the Stone Point Credit investment team’s credit activities. On an as-needed basis, certain other investment professionals will contribute a portion of their time, effort and expertise to support credit activities. Stone Point has a long, successful record of making investments and managing businesses in the financial services industry. Stone Point has raised eight private equity funds with an investment track record of over 25 years and a focus on investments in companies in the global financial services industry and related sectors. Stone Point Capital and its affiliates have invested in 26 asset management platforms over 15 years and Stone Point believes that its experience investing in and building businesses across a variety of credit strategies, positions the Company for success in the direct lending middle market. The Stone Point Credit investment team is responsible for making all investment and disposition recommendations to the Investment Committee. The Investment Committee will make all investment and disposition decisions, subject to Board oversight. As of March 31, 2021, the investment team is comprised of approximately 65 investment professionals (a substantial majority of whom are primarily focused in the private equity markets), operating partners and senior advisors who bring to Stone Point considerable experience with Stone Point and/or from other leading private equity, private debt, investment banking, financial services, corporate law, and accounting firms.

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

The following table sets forth the length of experience of Stone Point’s Investment Committee:

Stone Point Senior Investment Team	Years in Financial Services	Years at Stone Point
James D. Carey, Managing Director Member of the Investment Committee	27	24
Charles A. Davis, Chief Executive Officer Chairman of the Investment Committee	30+	23
Stephen Friedman, Chairman Member of the Investment Committee	30+	21
David J. Wermuth, Managing Director, General Counsel Member of the Investment Committee	24	21
Nicolas D. Zerbib, Managing Director Member of the Investment Committee	26	23

Key Components of Operations

Investments

Our level of investment activity can and will vary substantially from period to period depending on many factors, including the amount of debt available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the type of investments we make.

As a BDC, the Company must invest at least 70% of its assets in “qualifying assets,” which may include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all U.S. private operating companies and small U.S. public operating companies with a market capitalization of less than $250 million.

As a BDC, we may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments, such as investments in non-U.S. companies.

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

The Adviser can waive any amounts owed to it under the Administration Agreement, at its discretion. From time to time, the Adviser or its affiliates may pay third-party providers of goods or services. The Company will subsequently reimburse the Adviser for such amounts paid on the Company’s behalf. There is no contractual cap on the amount of reasonable costs and expenses for which the Adviser will be reimbursed.

The Company has entered into a credit facility to partially fund the Company’s operations, and may incur costs and expenses including commitment, origination, legal and/or structuring fees and the related interest costs associated with any amounts borrowed. See “Revolving Credit Facility” under “Financial Condition, Liquidity and Capital Resources” below for further details.

The Company has had little operating history and therefore this statement concerning additional expenses is necessarily an estimate and may not match the Company’s actual results of operations in the future.

Leverage

The amount of leverage that the Company employs will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in the Small Business Credit Availability Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of March 31, 2021 and December 31, 2020, the Company’s asset coverage ratio was 248% and 243%, respectively.

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets or capital commitments as collateral to financing facilities.

Financial and Operating Highlights

Three Months Ended
March 31, 2021
Total investment income	$2,497,344
Total expenses	1,449,219

Net investment income (loss)	1,048,125

Total net change in unrealized appreciation/(depreciation)	241,341

Net increase (decrease) in net assets resulting from operations	$1,289,466

Per share information - basic and diluted
Net investment income (loss)	$0.38

Net increase (decrease) in net assets resulting from operations	$0.47

Consolidated balance sheet data	As of March 31, 2021	As of December 31, 2020
Cash and cash equivalents	$96,429,608	$27,127,738
Investments at fair value	163,645,729	14,324,987
Total assets	261,157,495	41,853,260
Total debt (net of unamortized debt issuance costs)	104,584,773	16,464,016
Total liabilities	105,636,119	17,620,350
Total net assets	$155,551,376	$24,232,910
Net asset value per share	$19.66	$19.39
Other data:
Number of portfolio companies	9	2
Distributions declared per share	N/A	N/A
Total return based on net asset value	1.39%	(3.05)%

Portfolio and Investment Activity

Our investment activity for the three months ended March 31, 2021 is presented below (information presented herein is at par value unless otherwise indicated).

Three Months Ended
March 31, 2021
Net investment commitments:
Total new investment commitments	$170,000,001

Principal amount of investments funded:
First lien loans	$141,834,105
Second lien loans	10,000,000

Total principal amount of investments funded	$151,834,105

Principal amount of investments sold or repaid:
First lien loans	—
Second lien loans	—

Total principal amount of investments sold or repaid	$—

Number of new investment commitments in new portfolio companies	7
Average new investment commitment amount in new portfolio companies	24,285,714
Percentage of new debt investment commitments at floating rates	100.0%
Percentage of new debt investment commitments at fixed rates	—
Weighted average yield on funded debt and other income producing securities[1]	7.7%
Weighted average yield on debt and other income producing securities sold or repaid	—

[1]

Weighted average yield is calculated by weighing the effective yield of each investment by fair value. Effective yield includes interest income, amortization of premiums and loan origination fees, accretion of discounts, and prepayment premiums, but excludes nonrecurring income such as capital structuring fees.

As of March 31, 2021, the Company had 13 debt investments in nine portfolio companies with an aggregate fair value of $163.6 million. As of December 31, 2020, the Company had two debt investments in two portfolio companies with an aggregate value of $14.3 million.

As of March 31, 2021 and December 31, 2020, the Company’s investments consisted of the following:

	March 31, 2021			December 31, 2020
Investments:	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value
First Lien Loans	$143,594,234	$143,551,052	87.7%	$4,500,591	$4,499,537	31.4%
Second Lien Loans	19,812,363	20,094,677	12.3%	9,826,605	9,825,450	68.6%

Total Investments	163,406,597	163,645,729	100.0%	14,327,196	14,324,987	100.0%

The industry composition of investments based on fair value as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
Diversified Financial Services	4.8%	31.4%
Health Care Providers & Services	6.8	—
Health Care Technology	6.0	—
Insurance	30.2	68.6
IT Services	6.1	—
Professional Services	15.2	—
Software	30.9	—

Total	100.0%	100.0%

The geographic composition of investments based on fair value as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
U.S.	100.0%	100.0%
Non-U.S.	—	—

Total	100.0%	100.0%

The following table presents certain selected information regarding our investment portfolio as of March 31, 2021:

As of
March 31, 2021
Number of portfolio companies	9
Weighted Average EBITDA (based on par)	$111 million
Percentage of performing debt bearing a floating rate	100%
Percentage of performing debt bearing a fixed rate	—%
Weighted average yield on debt and other income producing investments (at fair value)[1]	7.9%

[1]

Weighted average yield is calculated by weighing the effective yield of each investment by fair value. Effective yield includes interest income, amortization of premiums and loan origination fees, accretion of discounts, and prepayment premiums, but excludes non-recurring income such as capital structuring fees.

The following table presents the maturity schedule of our debt investments, excluding unfunded portfolio company commitments, based on fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
Maturity Year	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
2021	—	—	—	—
2022	—	—	—	—
2023	—	—	—	—
2024	—	—	—	—
2025	$37,499,063	22.9	$4,499,537	31.4
2026	39,400,000	24.1	—	—
2027	76,702,866	46.9	9,825,450	68.6
2028	—	—	—	—
2029	10,043,800	6.1	—	—

Total	$163,645,729	100.0%	$14,324,987	100.0%

The following table presents the amortized cost and fair value of our performing and non-accrual investments as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$163,406,597	100.0%	$14,327,196	100.0%
Non-accrual	—	—	—	—

Total	$163,406,597	100.0%	$14,327,196	100.0%

	March 31, 2021		December 31, 2020
	Fair Value	Percentage	Fair Value	Percentage
Performing	$163,645,729	100.0%	$14,324,987	100.0%
Non-accrual	—	—	—	—

Total	$163,645,729	100.0%	$14,324,987	100.0%

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

Results of Operations

The following table presents the operating results for the three months ended March 31, 2021:

Three Months Ended March 31, 2021
Total investment income	$2,497,344
Less: total expenses	1,449,219

Net investment income (loss)	1,048,125
Net change in unrealized appreciation (depreciation) on investments	241,341

Net increase (decrease) in net assets resulting from operations	$1,289,466

Investment Income

Total investment income was $2,497,344 for the three months ended March 31, 2021. Total investment income consisted of interest income from investments, interest from cash and cash equivalents and fee income.

Three Months Ended March 31, 2021
Interest income from investments	$1,456,472
Interest from cash and cash equivalents	247
Fee income	1,040,625

Total investment income	$2,497,344

Expenses

Operating expenses for the three months ended March 31, 2021 were as follows:

Three Months Ended March 31, 2021
Base management fees	$287,825
Interest and credit facility fees	404,468
Offering costs	96,029
Professional fees	554,448
Directors fees	93,125
Insurance expenses	13,324

Total expenses	$1,449,219

Under the Administration Agreement, we will reimburse the Administrator for all reasonable costs and expenses incurred for services performed for us. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties, and we will reimburse the expenses of these parties incurred directly and/or paid by the Administrator on the Company’s behalf. The Adviser can waive any amounts owed to it under the Administration Agreement, at its discretion.

For the three months ended March 31, 2021, the Company incurred $116,548 of administrative overhead expenses that were payable to the Administrator as of March 31, 2021. For the three months ended March 31, 2021, the Administrator has elected to waive additional charges that would have otherwise been eligible for reimbursement under the terms of the Administration Agreement which are not subject to recoupment.

Income Taxes, Including Excise Taxes

We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our stockholders, which generally relieve us from corporate-level U.S. federal income taxes.

Net Unrealized Appreciation on Investments

We determine the fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. During the three months ended March 31, 2021, net unrealized appreciation on our investment portfolio was comprised of the following:

Three Months Ended
March 31, 2021
Net change in unrealized appreciation (depreciation):	$241,341

Total net change in unrealized appreciation (depreciation)	$241,341

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

Equity

Subscriptions and Drawdowns

On November 17, 2020, the Adviser committed to contribute $1,000 of capital to the Company. In exchange for this contribution, the Adviser received 50 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”).

Since inception, the Company has completed the following share issuances:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 30, 2021	3,687,064	$71,877,447
February 26, 2021	1,429,493	28,121,553
February 4, 2021	1,545,776	30,000,000
December 24, 2020	744,307	14,886,136
December 21, 2020	505,693	10,113,864
November 17, 2020	50	1,000

Total	7,912,383	$155,000,000

The sales of Common Stock were made pursuant to subscription agreements entered into by the Company and its investors. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten business days’ prior notice to the funding date.

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

Debt

Revolving Credit Facility

	March 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Revolving Credit Facility	$125,000,000	$105,000,000	$20,000,000	$104,584,773

Total	$125,000,000	$105,000,000	$20,000,000	$104,584,773

	December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Revolving Credit Facility	$125,000,000	$17,000,000	$108,000,000	$16,464,016

Total	$125,000,000	$17,000,000	$108,000,000	$16,464,016

Effective as of December 29, 2020 (the “Closing Date”), the Company entered into a Revolving Credit Agreement by and among, inter alios, the Company as the initial borrower, the lenders from time to time party thereto (collectively, the “Lenders”) and Capital One, National Association, as the administrative agent (the “Administrative Agent”), sole lead arranger and a Lender.

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

On April 1, 2021, the Company executed a letter agreement (the “Amendment”) to amend its Revolving Credit Agreement. The Amendment increased the maximum borrowing capacity of the Company under the Revolving Credit Agreement to $200 million from $125 million.

Liquidity

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of March 31, 2021 and December 31, 2020:

	As of
	March 31, 2021	December 31, 2020
Cash and cash equivalents	$96,429,608	$27,127,738
Unused borrowing capacity	20,000,000	108,000,000
Unfunded portfolio company commitments	(35,962,331)	(17,796,436)
Undrawn capital commitments	917,492,792	691,895,152

Total operational liquidity	$997,960,069	$809,226,454

Commitments and Off-Balance Sheet Arrangements

Litigation and Regulatory Matters

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with the Company’s portfolio companies. The Company and the Adviser are not currently a party to any material legal proceedings.

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of March 31, 2021 and December 31, 2020, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

		March 31, 2021	December 31, 2020
Portfolio Company	Type of Investment	Par	Par
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	$6,034,517	$—
GovDelivery Holdings, LLC	First Lien Revolving Loan	2,413,807	—
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	3,545,131	—
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	14,509,416	17,796,436
Tempus, LLC	First Lien Delayed Draw Term Loan	5,675,676	—
Tempus, LLC	First Lien Term Loan	3,783,784	—

Total Par		$35,962,331	$17,796,436

We believe that we maintain sufficient liquidity in the form of cash, financing capacity and undrawn capital commitments from our investors to cover any outstanding unfunded portfolio company commitments we may be required to fund.

Investor Commitments

As of March 31, 2021, the Company has received capital commitments totaling $1,072.5 million, of which, $917.5 million remains available.

Contractual Obligations

Our payment obligations for repayment of debt, which total our contractual obligations on March 31, 2021, include $105,000,000 of financing under the Revolving Credit Agreement maturing in less than one year.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Revolving Credit Facility	$105,000,000	$105,000,000	$—	$—	$—

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

Valuation of Investments

The Company will measure the value of the Company’s investments in accordance with fair value accounting guidance promulgated under GAAP, which establishes a hierarchical disclosure framework which ranks the observability inputs used in measuring financial instruments at fair value. See the Notes to Financial Statements for a description of the hierarchy for fair value measurements and a description of the Company’s valuation procedures.

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

U.S. Federal Income Taxes

The Company intends to elect to be taxed as a RIC under Subchapter M of the Code. As a RIC, the Company generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to shareholders. To qualify as a RIC, the Company must maintain an election under the 1940 Act to be regulated as a BDC, meet specified source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes generally of an amount at least equal to 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid. See “Note 11. Taxes.”

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2021 (the end of the period covered by this report), our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of March 31, 2021.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of March 31, 2021.

(c) Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-af(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

With the exception of the below risk factors, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 30, 2021.

Recent Developments

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2021, the Company had further common stock issuances, as detailed in the following table. These issuances of the shares of common stock were exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Date	Shares issued and sold	Aggregate purchase price
February 4, 2021	1,429,493	$30,000,000
February 26, 2021	1,545,776	$28,121,553
March 30, 2021	3,687,064	$71,877,447

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws (1)

4.1	Form of Subscription Agreement (1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Previously filed as an exhibit to Amendment No. 1 to the Company’s registration statement on Form 10 (File No. 000-56209) filed with the SEC on November 25, 2020.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stone Point Credit Corporation
Date: May 14, 2021
	By:	/s/ Scott Bronner
Name: Scott Bronner
Title: Principal Executive Officer

Date: May 14, 2021	By:	/s/ Gene Basov
Name: Gene Basov
Title: Principal Financial Officer