Form 10-Q
period 2021-06-30
Stone Point Credit Corp
filed 2021-08-13
CIK 1825384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2021

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

The issuer had 12,938,140 shares of common stock, $0.001 par value per share, outstanding as of August 12, 2021.

Stone Point Credit Corporation

Form 10-Q for the Quarter Ended June 30, 2021

Item 1.	Financial Statements

Stone Point Credit Corporation

Consolidated Statements of Assets and Liabilities

	June 30, 2021 (Unaudited)	December 31, 2020
Assets:
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $314,825,328 and $14,327,196, respectively)	$317,733,486	$14,324,987
Cash and cash equivalents	119,382,622	27,127,738
Interest receivable	3,215,908	26,957
Paydown receivable	225,000	—
Deferred offering expenses	169,082	336,270
Prepaid expenses and other assets	21,013	37,308

Total assets	$440,747,111	$41,853,260

Liabilities:
Revolving credit facilities payable (net of deferred financing costs of $3,211,421 and $535,984, respectively) (Note 6)	$176,788,579	$16,464,016
Base management fees payable (Note 3)	787,736	2,877
Organizational and offering expenses payable	—	559,978
Accounts payable and accrued expenses	2,165,046	587,496
Interest and credit facility fees payable	243,099	5,983

Total liabilities	$179,984,460	$17,620,350

Commitments and contingencies (Note 5)

Net Assets:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2021 and December 31, 2020	$—	$—
Common stock, $0.001 par value, 250,000,000 shares authorized, 12,938,140 and 1,250,050 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	12,938	1,250
Paid in capital in excess of par	254,456,500	24,469,188
Distributable (accumulated) earnings (losses)	6,293,213	(237,528)

Total net assets	260,762,651	24,232,910

Total liabilities and net assets	$440,747,111	$41,853,260

Net asset value per common share	$20.15	$19.39

The accompanying notes are an integral part of these financial statements.

Stone Point Credit Corporation

Consolidated Statements of Operations

	Three Months Ended June 30, 2021 (Unaudited)	Six Months Ended June 30, 2021 (Unaudited)
Investment income:
Interest income from non-controlled/non-affiliated investments	$4,806,157	$6,262,629
Interest income from cash and cash equivalents	388	635

Total interest income	4,806,545	6,263,264
Fee income	133,125	1,173,750

Total fee income	133,125	1,173,750

Total investment income	4,939,670	7,437,014

Operating expenses:
Base management fees (Note 3)	$787,528	$1,075,353
Interest and credit facility fees (Note 6)	811,789	1,216,257
Offering costs (Note 4)	97,110	193,139
Professional fees	574,412	1,128,860
Directors fees	85,625	178,750
Insurance expense	10,957	24,281

Total expenses	2,367,421	3,816,640

Net investment income (loss)	$2,572,249	$3,620,374

Realized and unrealized appreciation (depreciation) on investments:
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$2,669,026	$2,910,367

Total net change in unrealized appreciation (depreciation)	$2,669,026	$2,910,367

Net increase (decrease) in net assets resulting from operations	$5,241,275	$6,530,741

Per share information - basic and diluted:
Net investment income (loss)	$0.30	$0.63

Net increase (decrease) in net assets resulting from operations	$0.61	$1.14

Weighted average shares outstanding	8,630,348	5,748,102

The accompanying notes are an integral part of these financial statements.

Stone Point Credit Corporation

Consolidated Statements of Changes in Net Assets

	Three Months Ended June 30, 2021 (Unaudited)	Six Months Ended June 30, 2021 (Unaudited)
Increase in net assets resulting from operations:
Net investment income (loss)	$2,572,249	$3,620,374
Total net change in unrealized appreciation (depreciation)	2,669,026	2,910,367

Net increase in net assets resulting from operations	5,241,275	6,530,741

Increase in net assets resulting from capital share transactions:
Issuance of common shares	100,000,000	229,999,000

Net increase in net assets resulting from capital share transactions	100,000,000	229,999,000

Total increase in net assets	105,241,275	236,529,741
Net assets, beginning of period	155,521,376	24,232,910

Net assets, end of period	$260,762,651	$260,762,651

Net asset value per share	$20.15	$20.15

Common shares outstanding at the end of the period	12,938,140	12,938,140

The accompanying notes are an integral part of these financial statements.

Stone Point Credit Corporation

Consolidated Statement of Cash Flows

Six Months Ended June 30, 2021 (Unaudited)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$6,530,741
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Total net change in unrealized appreciation (depreciation)	(2,910,367)
Amortization of premiums and discounts	(503,977)
Purchases of investments	(310,334,080)
Sales and maturities of investments	10,339,925
Changes in operating assets and liabilities:
Interest receivable	(3,188,951)
Paydown receivable	(225,000)
Deferred offering expenses	167,188
Prepaid expenses and other assets	16,295
Base management fees payable	784,859
Organizational and offering expenses payable	(559,978)
Accounts payable and accrued expenses	1,577,550
Interest and credit facility fees payable	237,116

Net cash used in operating activities	(298,068,679)

Cash flows from financing activities:
Borrowings under revolving credit facilities	298,000,000
Payments on revolving credit facilities	(135,000,000)
Deferred financing costs	(2,675,437)
Proceeds from issuance of common shares	229,999,000

Net cash provided by financing activities	390,323,563

Net increase in cash and cash equivalents	92,254,884
Cash and cash equivalents, beginning of period	27,127,738

Cash and cash equivalents, end of period	$119,382,622

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of June 30, 2021 (Unaudited)

Portfolio Company 1 2 3	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount	Cost [4]	Fair Value	Percentage of Net Assets [5]
Non-Controlled/Non-Affiliated Investments
Debt Investments - 121.9%
Diversified Financial Services
MidCap Financial [6]	Unsecured Note	N/A	6.50%	5/1/2028	$5,000,000	$5,000,000	$5,251,250	2.0%
More Cowbell I LLC	First Lien Term Loan	LIBOR + 6.25%, 1.00% Floor [9]	7.25%	4/10/2028	15,000,000	14,489,133	14,556,250	5.6%
More Cowbell I LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.25% [8]	7.25%	4/10/2028	—	(351,122)	(443,750)	(0.2)%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor 8 10	6.75%	10/2/2025	21,612,241	21,305,158	21,516,991	8.3%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.75%	10/2/2025	—	(12,287)	(10,589)	0.0%

Total Diversified Financial Services						40,430,882	40,870,152	15.7%

Health Care Providers & Services
CORA Health Holdings Corp.	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.75%	6/15/2027	14,382,000	14,168,146	14,196,569	5.4%
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.75%	6/15/2027	—	(41,860)	(72,434)	0.0%
MB2 Dental Solutions, LLC	First Lien Term Loan	LIBOR + 6.00%, 1.00% Floor [10]	7.00%	1/29/2027	11,005,221	10,765,954	10,858,375	4.2%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor 8 10	7.00%	1/29/2027	487,084	482,414	458,668	0.2%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	ABR + 5.00%, 2.00% Floor [11]	8.25%	1/29/2027	419,763	415,769	395,305	0.2%
SpecialtyCare, Inc.	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [7]	6.75%	6/18/2028	13,725,212	13,314,423	13,329,796	5.1%
SpecialtyCare, Inc.	First Lien Revolving Loan	LIBOR + 4.00% 7 8	4.08%	6/28/2026	127,479	95,714	96,874	0.0%
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.75%	6/18/2028	—	(19,081)	(36,726)	0.0%

Total Health Care Providers & Services						39,181,479	39,226,425	15.0%

Health Care Technology
GraphPAD Sofware, LLC	First Lien Term Loan	LIBOR + 5.50%, 1.00% Floor [12]	6.50%	4/27/2027	17,500,000	17,329,602	17,325,000	6.6%
GraphPAD Sofware, LLC	First Lien Revolving Loan	LIBOR + 6.00%, 1.00% Floor [8]	7.00%	4/27/2027	—	(24,325)	(25,000)	0.0%
Virgin Pulse, Inc. [6]	Second Lien Term Loan	LIBOR + 7.25%, 0.75% Floor [10]	8.00%	4/6/2029	8,000,000	7,922,470	8,020,000	3.1%

Total Health Care Technology						25,227,747	25,320,000	9.7%

Insurance
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR + 6.00%, 0.75% Floor [7]	6.75%	3/26/2026	49,875,000	49,154,900	49,638,298	19.0%
2-10 Holdco, Inc.	First Lien Revolving Loan	LIBOR + 6.00%, 0.75% Floor [8]	6.75%	3/26/2026	—	(39,714)	(13,183)	0.0%

Portfolio Company 1 2 3	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount	Cost [4]	Fair Value	Percentage of Net Assets [5]
Galway Partners Holdings LLC	Second Lien Term Loan	LIBOR + 8.00%, 1.00% Floor [10]	9.00%	1/29/2027	10,077,385	9,848,149	10,077,385	3.9%
Harrington Reinsurance Holdings Limited	Unsecured Note	N/A	7.25%	6/29/2031	20,000,000	19,600,132	19,600,000	7.5%

Total Insurance						78,563,467	79,302,500	30.4%

IT Services
Dcert Buyer, Inc. [6]	Second Lien Term Loan	LIBOR + 7.00% [7]	7.09%	2/19/2029	10,000,000	9,975,813	10,116,700	3.9%
Helpsystems Holdings, Inc.	Second Lien Term Loan	LIBOR + 6.75%, 0.75% Floor [10]	7.50%	11/19/2027	10,000,000	10,000,000	10,000,000	3.8%
Vision Solutions, Inc. [6]	Second Lien Term Loan	LIBOR + 7.25%, 0.75% Floor [10]	8.00%	4/23/2029	10,000,000	9,900,564	10,002,100	3.8%

Total IT Services						29,876,377	30,118,800	11.5%

Professional Services
Tempus, LLC	First Lien Term Loan	LIBOR + 6.25%, 1.00% Floor [10]	7.25%	2/5/2027	29,251,014	28,702,137	29,180,229	11.2%
Tempus, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.25%, 1.00% Floor [8]	7.25%	2/5/2027	—	(106,489)	(13,734)	0.0%

Total Professional Services						28,595,648	29,166,495	11.2%

Software
Diligent Corporation	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.75%	8/4/2025	29,925,000	29,647,935	29,791,030	11.4%
Diligent Corporation	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.75%	8/4/2025	9,975,000	9,880,068	9,930,344	3.8%
Diligent Corporation	First Lien Revolving Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.75%	8/4/2025	—	(47,340)	—	0.0%
GovDelivery Holdings, LLC	First Lien Term Loan	LIBOR + 6.25%, 1.00% Floor [10]	7.25%	1/29/2027	26,524,118	25,893,544	26,483,975	10.2%
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.25%, 1.00% Floor [8]	7.25%	1/29/2027	—	(13,903)	(1,607)	0.0%
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor [8]	7.00%	1/29/2027	—	(337,200)	(430,975)	(0.2)%
GovDelivery Holdings, LLC	First Lien Revolving Loan	LIBOR + 6.25%, 1.00% Floor [8]	7.25%	1/29/2027	—	(33,679)	(3,653)	0.0%
Maverick Bidco, Inc.	Second Lien Term Loan	LIBOR + 6.75%, 0.75% Floor [10]	7.50%	5/18/2029	8,000,000	7,960,303	7,964,444	3.1%
Maverick Bidco, Inc.	Second Lien Delayed Draw Term Loan	LIBOR + 6.75%, 0.75% Floor [8]	7.50%	5/18/2029	—	—	(4,444)	0.0%

Total Software						72,949,728	73,729,114	28.3%

Total Non-Controlled/Non-Affiliated Investments						$314,825,328	$317,733,486	121.9%

(1)	All of the Company’s investments are domiciled in the United States except for Harrington Reinsurance Holdings Limited, which is domiciled in Bermuda.
(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940 except for Harrington Reinsurance Holdings Limited and MidCap Financial.
(4)	Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	Percentage is based on net assets of $260,762,651 as of June 30, 2021.
(6)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(7)	The interest rate on this security is subject to a base rate plus 1 Month “1M” LIBOR, which at June 30, 2021 was 0.101%.
(8)	This investment has an unfunded commitment as of June 30, 2021. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(9)	The interest rate on this security is subject to a base rate plus 6 Month “6M” LIBOR, which at June 30, 2021 was 0.160%.
(10)	The interest rate on this security is subject to a base rate plus 3 Month “3M” LIBOR, which at June 30, 2021 was 0.146%.
(11)	The interest rate on this security is subject to the Alternate Base Rate, which at June 30, 2021 was 3.25%.
(12)	The interest rate on this security is subject to a base rate plus 12 Month “12M” LIBOR, which at June 30, 2021 was 0.244%.

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Schedule of Investments

As of December 31, 20209

Portfolio Company [1,2,3]	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount	Cost [4]	Fair Value	Percentage of Net Assets [5]
Non-Controlled/Non-Affiliated Investments
Debt Investments - 59.1%
Diversified Financial Services
TA/WEG Intermediate Holdings, LLC 7	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.75%	10/2/2025	$4,703,564	$4,500,591	$4,499,537	18.6%

Total Diversified Financial Services						4,500,591	4,499,537	18.6%

Insurance
Galway Partners Holdings LLC	Second Lien Term Loan	LIBOR + 8.00%, 1.00% Floor [6]	9.00%	1/31/2027	10,077,385	$9,826,605	$9,825,450	40.5%

Total Diversified Financial Services						9,826,605	9,825,450	40.5%

Total Non-Controlled/Non-Affiliated Investments						$14,327,196	$14,324,987	59.1%

(1)	All of the Company’s investments are domiciled in the United States.
(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940.
(4)	Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	Percentage is based on net assets of $24,232,910 as of December 31, 2020.
(6)	The interest rate on this security is subject to a base rate plus 1 Month “1M” LIBOR, which at December 31, 2020 was 0.140%.
(7)	This investment has an unfunded commitment as of December 31, 2020. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(8)	The interest rate on this security is subject to a base rate plus 6 Month “6M” LIBOR, which at December 31, 2020 was 0.256%.
(9)	The December 31, 2020 presentation has been revised to conform to the current period presentation.

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Notes to Consolidated Financial Statements

June 30, 2021

Note 1.	Organization

Organization

Stone Point Credit Corporation (the “Company”) was formed as a Delaware limited liability company on September 8, 2020 with the name Stone Point Capital Credit LLC. The Company has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In connection with its election to be regulated as a BDC, the Company converted to a Delaware corporation, changed its name to Stone Point Credit Corporation, and commenced operations on December 1, 2020. In addition, for tax purposes, Stone Point Credit Corporation has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

On June 11, 2021, the Company formed SPCC Funding I LLC (the “SPV”), a wholly-owned financing subsidiary, for the purpose of holding pledged investments as collateral under a financing facility.

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

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and the SPV. All intercompany balances and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Stone Point Credit Corporation and the consolidated SPV. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. The Company’s fiscal year ends on December 31. The functional currency of the Company is U.S. dollars.

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

Organizational and Offering Expenses

Organizational expenses are costs associated with the organization of the Company and are expensed as incurred. Offering expenses are costs associated with the offering of common shares of the Company and are capitalized as deferred offering expenses in the Consolidated Statement of Assets and Liabilities. Deferred offering expenses are amortized over a twelve-month period beginning with the latter of either December 1, 2020 (Commencement of Operations) or from incurrence.

Income Taxes

The Company has elected to be treated, and intends to qualify annually, as a RIC under the Code. So long as the Company maintains its tax treatment as a RIC, it generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to shareholders as dividends. To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

The Company evaluates tax positions taken or expected to be taken while preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted later based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions through June 30, 2021.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2020 and June 30, 2021, no investments were on non-accrual status.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. There were no dividend income generating investments for the six months ended June 30, 2021.

Fee Income

The Company, or its affiliates, may receive fees for capital structuring services. These fees are generally non-recurring and are recognized as fee income by the Company on the investment closing date. During the three and six months ended June 30, 2021, the Company earned fee income of $133,125 and $1,173,750, respectively.

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

Base Management Fee

The Company will pay to the Adviser an asset-based fee (the “Management Fee”) for management services in an amount equal to an annual rate of 1.30% of the average value of the Company’s gross assets (excluding cash and cash equivalents) for the most recently completed calendar quarter payable quarterly in arrears. The Management Fee for any partial quarter will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant calendar months or quarters. For the three and six months ended June 30, 2021, the Company incurred management fees of $787,528 and $1,075,353, respectively.

Incentive Fee

Beginning on the fourth anniversary of the date on which shareholders are required to fund their initial drawdown (the “Incentive Commencement Date”), the Company will pay the Adviser an incentive fee (“Incentive Fee”) as set forth below. The Incentive Fee will consist of two parts. The first part (the “Investment Income Incentive Fee”) will be calculated and payable following the Incentive Commencement Date on a quarterly basis, in arrears, and will equal 15% of “pre-incentive fee net investment income” for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.75% (i.e., 7% annualized) measured on a quarterly basis and a “catch-up” feature. For purposes of computing the initial installment of the Investment Income Incentive Fee, if the Incentive Commencement Date does not fall on the first day of a calendar quarter, then the initial payment of the Investment Income Incentive Fee shall be payable for the period that commences on the Incentive Commencement Date through the last day of the first complete calendar quarter immediately following the Incentive Commencement Date and, thereafter, at the end of each subsequent calendar quarter as described above. The second part (the “Capital Gains Incentive Fee”) will be an annual fee that will also commence with the period beginning on the Incentive Commencement Date and will be determined and payable following the Incentive Commencement Date, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 15% of realized capital gains, if any, determined on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees. For the three and six months ended June 30, 2021, the Company did not incur any performance-based incentive fees.

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

For the three and six months ended June 30, 2021, the Company incurred $116,548 and $233,095 of administrative overhead expenses that were included in the Consolidated Statements of Operations as professional fees, respectively. As of June 30, 2021, $116,548 of administrative overhead expenses remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses. For the three and six months ended June 30, 2021, the Administrator has elected to waive additional charges that would have otherwise been eligible for reimbursement under the terms of the Administration Agreement which are not subject to recoupment.

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

For the three and six months ended June 30, 2021, the Company incurred expenses for services provided by the Sub-Administrator and the Custodian of $61,120 and $106,114 on the Consolidated Statements of Operations as professional fees, respectively. As of June 30, 2021, $93,247 remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

Transfer Agent Fees

On December 1, 2020, the Company entered into a transfer agent servicing agreement with U.S. Bank Global Fund Services (the “Transfer Agent”). For the three and six months ended June 30, 2021, the Company incurred expenses for services provided by the Transfer Agent of $16,665 and $29,165 on the Consolidated Statements of Operations as professional fees, respectively. As of June 30, 2021, $25,000 remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

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

For the three and six months ended June 30, 2021, the Company incurred offering costs of $97,110 and $193,139 on the Consolidated Statements of Operations, respectively, none of which was payable as of June 30, 2021.

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

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of June 30, 2021 and December 31, 2020, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

Portfolio Company	Type of Investment	June 30, 2021 Par	December 31, 2020 Par
2-10 Holdco, Inc.	First Lien Revolving Loan	$2,777,778	$—
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	5,618,000	—
Diligent Corporation	First Lien Revolving Loan	5,000,000	—
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	1,062,075	—
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	34,000,000	—
GovDelivery Holdings, LLC	First Lien Revolving Loan	2,413,807	—
GraphPAD Software, LLC	First Lien Revolving Loan	2,500,000	—
Maverick Bidco, Inc.	Second Lien Delayed Draw Term Loan	1,000,000	—
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	3,058,047	—
More Cowbell I LLC	First Lien Delayed Draw Term Loan	15,000,000	—
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	1,274,788	—
SpecialtyCare, Inc.	First Lien Revolving Loan	934,844	—
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	876,000	17,796,436
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	2,500,000	—
Tempus, LLC	First Lien Delayed Draw Term Loan	5,675,676	—

Total Par		$83,691,015	$17,796,436

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments as of June 30, 2021 and December 31, 2020. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

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

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in the Small Business Credit Availability Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of June 30, 2021 and December 31, 2020, the Company’s asset coverage ratios were 245% and 243%, respectively.

The following table shows the Company’s outstanding debt as of June 30, 2021 and December 31, 2020:

	June 30, 2021 (unaudited)
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Capital Call Facility	$200,000,000	$80,000,000	$120,000,000	$79,577,840
Revolving Credit Facility	$250,000,000	$100,000,000	$150,000,000	$97,210,739

Total	$450,000,000	$180,000,000	$270,000,000	$176,788,579

	December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Capital Call Facility	$125,000,000	$17,000,000	$108,000,000	$16,464,016

Total	$125,000,000	$17,000,000	$108,000,000	$16,464,016

Capital Call Facility

Effective as of December 29, 2020 (the “Closing Date”), the Company entered into a revolving credit facility (the “Capital Call Facility”) by and among, inter alios, the Company as the initial borrower, the lenders from time-to-time party thereto (collectively, the “Lenders”) and Capital One, National Association, as the administrative agent (the “Administrative Agent”), sole lead arranger and a Lender.

The Capital Call Facility provides for a maximum commitment of up to $200,000,000 for a period of up to two years (including extension terms) from the Closing Date subject to the terms set forth in the Capital Call Facility. Under the Capital Call Facility, an unused commitment fee at the rate of 0.35% per annum on the unused portion of the commitment of the Lenders is payable by the Company to the Administrative Agent.

The proceeds of the loans under the Capital Call Facility may be used to acquire portfolio investments and such other uses as permitted under the Capital Call Facility. At the Company’s option, the Capital Call Facility will accrue interest at a rate per annum based on (i) an adjusted LIBOR rate plus an applicable margin of 1.75% or (ii) the greatest of (1) the prime rate plus an applicable margin of 0.75%, (2) the federal funds effective rate plus 0.5% plus an applicable margin of 0.75% or (3) daily LIBOR plus an applicable margin of 1.75%.

The maturity date is the earliest of: (a) December 29, 2021; (b) the date upon which the Administrative Agent declares the Company’s obligations under the Capital Call Facility (the “Obligations”) due and payable after the occurrence of an event of default under the Capital Call Facility; (c) 45 days prior to the termination of the Company’s Operative Documents (as defined in the Capital Call Facility); (d) 45 days prior to the date on which the Company’s ability to call capital commitments for the purpose of repaying the Obligations is terminated, and (e) the date upon which the Company terminates the commitments of the Lenders pursuant to Section 3.6 of the Capital Call Facility or otherwise.

The Capital Call Facility includes customary covenants as well as usual and customary events of default for revolving credit facilities of this nature.

As of June 30, 2021 and December 31, 2020, the carrying amount of the Company’s borrowings under the Capital Call Facility approximated their fair value. As of June 30, 2021, and December 31, 2020, unamortized financing costs of $422,160 and $535,984, respectively, are being deferred over the remaining term of the Capital Call Facility. As of June 30, 2021 and December 31, 2020, the Company had an outstanding balance of $80,000,000 and $17,000,000, respectively. The Capital Call Facility is presented in the Consolidated Statements of Assets and Liabilities which is the net of the unamortized financing costs and the outstanding balance, totaling $79,577,840 as of June 30, 2021 and $16,464,016 as of December 31, 2020. The following table shows additional information about the interest and financing costs related to the Capital Call Facility for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021 (Unaudited)	Six Months Ended June 30, 2021 (Unaudited)
Interest expenses related to the Capital Call Facility	$570,194	$841,407
Financing expenses related to the Capital Call Facility	212,246	345,502

Total interest and financing expenses related to the Capital Call Facility	$782,440	$1,186,909

Revolving Credit Facility

On June 28, 2021, the SPV entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) with JPMorgan Chase Bank, National Association (“JPM”). JPM serves as administrative agent and lender, U.S. Bank, National Association, serves as collateral agent, securities intermediary and collateral administrator, and Stone Point Credit Adviser LLC serves as portfolio manager under the Revolving Credit Facility.

Advances under the Revolving Credit Facility bear interest at a per annum rate equal to: (a) for advances denominated in USD, the three-month London interbank offered rate, (b) for advances denominated in CAD, the average rate applicable to CAD bankers’ acceptances for a three-month period, (c) for advances denominated in GBP, the daily simple Sterling Overnight Index Average for each day, (d) for advances denominated in AUD, the three-month average bid reference rate administered by the Australian Financial Markets Association for Australian dollar bills, and (e) for advances denominated in Euros, the three-month Euro interbank offered rate, in each case, in effect, plus the applicable margin of 2.45% per annum (or, for advances denominated in GBP, 2.5693% per annum). The SPV will also pay a commitment fee of (x) initially, to but excluding September 28, 2021, 0.25% per annum, (y) from and including September 28, 2021 to but excluding the first anniversary of the Revolving Credit Facility, 0.50% per annum, and (z) from and including the first anniversary of the Revolving Credit Facility, 0.60% per annum, in each case, on the average daily unused amount of the financing commitments until the third anniversary of the Revolving Credit Facility.

The initial committed amount of the Revolving Credit Facility is $250 million. The Revolving Credit Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Revolving Credit Facility up to $500 million. All amounts outstanding under the Revolving Credit Facility must be repaid by June 28, 2026.

The SPV’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in all of the SPV’s portfolio of investments and cash. The obligations of the SPV under the Revolving Credit Facility are non-recourse to the Company, and the Company’s exposure under the Revolving Credit Facility is limited to the value of the Company’s investment in the SPV.

In connection with the Revolving Credit Facility, the SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of the SPV occurs. Upon the occurrence and during the continuation of an event of default, may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable.

The occurrence of an event of default (as described above) or a Market Value Event (as defined in the Revolving Credit Facility) triggers a requirement that the SPV obtain the consent of JPM prior to entering into any sale or disposition with respect to portfolio assets, and the occurrence of a market value event triggers the right of JPM to direct the SPV to enter into sales or dispositions with respect to any portfolio assets, in each case in JPM’s sole discretion.

As of June 30, 2021, the carrying amount of the Company’s borrowings under the Revolving Credit Facility approximated its fair value. As of June 30, 2021, unamortized financing costs of $2,789,261 are being deferred over the remaining term of the Revolving Credit Facility. As of June 30, 2021, the Company had an outstanding balance of $100,000,000. The Revolving Credit Facility is presented in the Consolidated Statements of Assets and Liabilities which is the net of the unamortized financing costs and the outstanding balance, totaling $97,210,739 as of June 30, 2021. Given the Revolving Credit Facility closed on June 28, 2021, there was no balance reflected in the Consolidated Statement of Assets and Liabilities as of December 31, 2020. The following table shows additional information about the interest and financing costs related to the Revolving Credit Facility for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021 (Unaudited)	Six Months Ended June 30, 2021 (Unaudited)
Interest expenses related to the Revolving Credit Facility	$24,758	$24,758
Financing expenses related to the Revolving Credit Facility	4,590	4,590

Total interest and financing expenses related to the Revolving Credit Facility	$29,348	$29,348

Note 7.	Net Assets

Unregistered Sales of Equity Securities

On November 17, 2020, the Adviser committed to contribute $1,000 of capital to the Company. In exchange for this contribution, the Adviser received 50 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”).

Since inception, the Company has completed the following share issuances:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
June 18, 2021	5,025,757	$100,000,000
March 30, 2021	3,687,064	71,877,447
February 26, 2021	1,429,493	28,121,553
February 4, 2021	1,545,776	30,000,000
December 24, 2020	744,307	14,886,136
December 21, 2020	505,693	10,113,864
November 17, 2020	50	1,000

Total	12,938,140	$255,000,000

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

Note 8.	Investments

The following table presents the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2021 and December 31, 2020.

	June 30, 2021			December 31, 2020
Investments:	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value
First Lien Loans	$234,617,897	$236,706,051	74.5%	$4,500,591	$4,499,537	31.4%
Second Lien Loans	55,607,299	56,176,185	17.7%	9,826,605	9,825,450	68.6%
Unsecured Notes	24,600,132	24,851,250	7.8%	—	—	—%

Total Investments	$314,825,328	$317,733,486	100.0%	$14,327,196	$14,324,987	100.0%

The geographic composition of investments based on fair value as of June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
U.S.	93.8%	100.0%
Non-U.S.	6.2	—

Total	100.0%	100.0%

The industry composition of investments based on fair value as of June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
Diversified Financial Services	12.9%	31.4%
Health Care Providers & Services	12.3	—
Health Care Technology	8.0	—
Insurance	24.9	68.6
IT Services	9.5	—
Professional Services	9.2	—
Software	23.2	—

Total	100.0%	100.0%

Note 9.	Fair Value of Investments

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

The following tables present the fair value hierarchy as of June 30, 2021.

	Fair Value Hierarchy as of June 30, 2021
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$—	$236,706,051	$236,706,051
Second Lien Loans		28,138,800	28,037,385	56,176,185
Unsecured Notes	—	5,251,250	19,600,000	24,851,250

Total	$—	$33,390,050	$284,343,436	$317,733,486

The following tables present the fair value hierarchy as of December 31, 2020.

	Fair Value Hierarchy as of December 31, 2020
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$—	$4,499,537	$4,499,537
Second Lien Loans	—	—	9,825,450	9,825,450

Total	$—	$—	$14,324,987	$14,324,987

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2021 and the fiscal period ended December 31, 2020:

Three Months Ended June 30, 2021	First Lien Loans	Second Lien Loans	Unsecured Notes	Total
Fair value, beginning of period	$143,551,052	$10,050,877	$—	$153,601,929
Purchases of investments	100,964,723	17,960,000	19,600,000	138,524,723
Proceeds from sales and principal payments	(10,339,925)	—	—	(10,339,925)
Net change in unrealized appreciation/(depreciation)	2,131,336	15,411	(132)	2,146,615
Net accretion of discount and amortization of investments	398,865	11,097	132	410,094
Transfers into (out of) Level 3	—	—	—	—

Fair value, end of period	$236,706,051	$28,037,385	$19,600,000	$284,343,436

Six Months Ended June 30, 2021	First Lien Loans	Second Lien Loans	Unsecured Notes	Total
Fair value, beginning of period	$4,499,537	$9,825,450	$—	$14,324,987
Purchases of investments	230,229,080	17,960,000	19,600,000	267,789,080
Proceeds from sales and principal payments	(339,925)	—	—	(339,925)
Net change in unrealized appreciation/(depreciation)	2,089,212	230,088	(132)	2,319,168
Net accretion of discount and amortization of investments	228,147	21,847	132	250,126
Transfers into (out of) Level 3	—	—	—	—

Fair value, end of period	$236,706,051	$28,037,385	$19,600,000	$284,343,436

For the Period September 8, 2020 (inception) through December 31, 2020	First Lien Loans	Second Lien Loans	Unsecured Notes	Total
Fair value, beginning of period	$—	$—	$—	$—
Purchases of investments	4,499,537	9,825,450	—	14,324,987
Proceeds from principal payments	—	—	—	—
Net change in unrealized appreciation/(depreciation)	(1,054)	(1,155)	—	(2,209)
Net accretion of discount and amortization of investments	1,054	1,155	—	2,209
Transfers into (out of) Level 3	—	—	—	—

Fair value, end of period	$4,499,537	$9,825,450	$—	$14,324,987

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company at the six months ended June 30, 2021 and the fiscal period ended December 31, 2020.

Net Change in Unrealized Appreciation (Depreciation)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
First Lien Loans	$2,131,336	$2,089,212
Second Lien Loans	15,411	230,088
Unsecured Notes	(132)	(132)

Total	$2,146,615	$2,319,168

Net Change in Unrealized Appreciation (Depreciation)	For the Period September 8, 2020 (inception) through December 31, 2020
First Lien Loans	$(1,054)
Second Lien Loans	(1,155)

Total	$(2,209)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2021. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

June 30, 2021
Type of Investment	Fair Value	Valuation technique	Unobservable input	Range (weighted average)
First Lien Loans	$177,779,472	Discounted Cash Flow	Discount Rate	7.3% - 7.9% (7.6%)
First Lien Loans	58,926,579	Market Transaction	Market Transaction	97.0% -99.0% (98.0%)
Second Lien Loan	10,077,385	Discounted Cash Flow	Discount Rate	9.7%
Second Lien Loan	17,960,000	Market Transaction	Market Transaction	99.6% -100.0% (99.8%)
Unsecured Notes	19,600,000	Market Transaction	Market Transaction	98.0%

Total	$284,343,436

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

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. The methodology for the weighted average number of shares outstanding during the period utilizes the weighted average number of shares from December 31, 2020 through June 30, 2021. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2021, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021 (Unaudited)	Six Months Ended June 30, 2021 (Unaudited)
Net increase in net assets resulting from operations	$5,241,275	$6,530,741
Weighted average common shares of common stock outstanding - basic and diluted	8,630,348	5,748,102
Basic and diluted net increase in net assets resulting from operations per common share	$0.61	$1.14

Note 11.	Taxes

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

The following per common share data has been derived from information provided in the financial statements. The following is a schedule of financial highlights for the six months ended June 30, 2021:

Six Months Ended June 30, 2021 (Unaudited)
Per common share operating performance:
Net asset value, beginning of period	$19.39
Results of operations:
Net investment income [1]	0.63
Net unrealized appreciation (depreciation) [2]	0.13

Net increase (decrease) in net assets resulting from operations	0.76

Net asset value, end of period	$20.15

Shares outstanding, end of period	12,938,140

Ratio/Supplemental data:
Net assets, end of period	$260,762,651
Weighted average shares outstanding	5,748,102
Total return [3]	3.92%
Portfolio turnover [4]	6.05%
Ratio of operating expenses to average net assets [5]	5.11%
Ratio of net investment income to average net assets [5]	5.11%

[1]	The per common share data was derived by using weighted average shares outstanding.
[2]

The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period does not agree with the change in the aggregate appreciation and depreciation in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio. For the six months ended June 30, 2021, net unrealized appreciation was $0.51 per weighted average share outstanding.

[3]	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share. Total return is not annualized and does not include a sales load.
[4]	Portfolio turnover is not annualized.
[5]	The ratios reflect an annualized amount. Non-recurring expenses were not annualized. During the period, the Company incurred $193,139 of Offering Expenses, which were deemed to be non-recurring.

Note 13.	Equity

For the six months ended June 30, 2021, the Company issued 11,688,090 shares of common stock at an average price of $19.68 per share through private placement offerings resulting in gross proceeds to the Company of $230.0 million. The Company had 12,938,140 shares outstanding as of June 30, 2021. As of June 30, 2021, the Company has received capital commitments totaling $1,072.5 million, of which, $817.5 million remains available.

Note 14.	Subsequent Events

Management has evaluated subsequent events and transactions for potential recognition and/or disclosure through the date the financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2021, except as disclosed below.

On August 10, 2021, the Company’s Board declared a distribution of $0.28 per share for shareholders of record as of August 23, 2021, payable on August 25, 2021.

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

As of June 30, 2021, the Company has called equity capital in the amount of $255 million. See “Subscriptions and Drawdowns” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates calling additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.

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

Ability to Leverage Stone Point’s Highly Experienced Investment Team. The Adviser intends to utilize Stone Point’s significant resources and expertise throughout the life cycle of each investment to support the Stone Point Credit investment team’s credit activities. On an as-needed basis, certain other investment professionals will contribute a portion of their time, effort and expertise to support credit activities. Stone Point has a long, successful record of making investments and managing businesses in the financial services industry. Stone Point has raised eight private equity funds with an investment track record of over 25 years and a focus on investments in companies in the global financial services industry and related sectors. Stone Point Capital and its affiliates have invested in 26 asset management platforms over 15 years and Stone Point believes that its experience investing in and building businesses across a variety of credit strategies, positions the Company for success in the direct lending middle market. The Stone Point Credit investment team is responsible for making all investment and disposition recommendations to the Investment Committee. The Investment Committee will make all investment and disposition decisions, subject to Board oversight. As of June 30, 2021, the investment team is comprised of approximately 65 investment professionals (a substantial majority of whom are primarily focused in the private equity markets), operating partners and senior advisors who bring to Stone Point considerable experience with Stone Point and/or from other leading private equity, private debt, investment banking, financial services, corporate law, and accounting firms.

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

Leverage

The amount of leverage that the Company employs will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in the Small Business Credit Availability Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of June 30, 2021 and December 31, 2020, the Company’s asset coverage ratio was 245% and 243%, respectively.

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets or capital commitments as collateral to financing facilities.

Financial and Operating Highlights

Six Months Ended June 30, 2021
Total investment income	$7,437,014
Total expenses	3,816,640

Net investment income (loss)	3,620,374

Total net change in unrealized appreciation/(depreciation)	2,910,367

Net increase (decrease) in net assets resulting from operations	$6,530,741

Per share information - basic and diluted:
Net investment income (loss)	$0.63

Net increase (decrease) in net assets resulting from operations	$1.14

Consolidated balance sheet data	As of June 30, 2021	As of December 31, 2020
Cash and cash equivalents	$119,382,622	$27,127,738
Investments at fair value	317,733,486	14,324,987
Total assets	440,747,111	41,853,260
Total debt (net of unamortized debt issuance costs)	176,788,579	16,464,016
Total liabilities	179,984,460	17,620,350
Total net assets	$260,762,651	$24,232,910
Net asset value per share	$20.15	$19.39
Other data:
Number of portfolio companies	18	2
Distributions declared per share	N/A	N/A
Total return based on net asset value [1]	3.92%	(3.05)%

[1]	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share. Total return is not annualized and does not include a sales load.

Portfolio and Investment Activity

Our investment activity for the three months ended June 30, 2021 is presented below (information presented herein is at par value unless otherwise indicated).

Three Months Ended June 30, 2021
Net investment commitments:
Total new investment commitments	$212,340,101

Principal amount of investments funded:
First lien loans	$80,734,691
Second lien loans	36,000,000
Unsecured notes	25,000,000

Total principal amount of investments funded	$141,734,691

Principal amount of investments sold or repaid:
First lien loans	15,312,367
Second lien loans	—
Unsecured notes	—

Total principal amount of investments sold or repaid	$15,312,367

Number of new investment commitments in new portfolio companies	10
Average new investment commitment amount in new portfolio companies	14,806,232
Percentage of new debt investment commitments at floating rates	88.2%
Percentage of new debt investment commitments at fixed rates	11.8%
Weighted average yield on funded debt and other income producing investments[1]	7.4%
Weighted average yield on debt and other income producing securities sold or repaid	6.3%

[1]

Weighted average yield is calculated by weighing the effective yield of each investment by fair value. Effective yield includes interest income, amortization of premiums and loan origination fees, accretion of discounts, and prepayment premiums, but excludes nonrecurring income such as capital structuring fees.

As of June 30, 2021, the Company had 34 debt investments in 18 portfolio companies with an aggregate fair value of $317.7 million. As of December 31, 2020, the Company had two debt investments in two portfolio companies with an aggregate value of $14.3 million.

As of June 30, 2021 and December 31, 2020, the Company’s investments consisted of the following:

	June 30, 2021			December 31, 2020
Investments:	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value
First Lien Loans	$234,617,897	$236,706,051	74.5%	$4,500,591	$4,499,537	31.4%
Second Lien Loans	55,607,299	56,176,185	17.7%	9,826,605	9,825,450	68.6%
Unsecured Notes	24,600,132	24,851,250	7.8%	—	—	—

Total Investments	$314,825,328	$317,733,486	100.0%	14,327,196	14,324,987	100.0%

The industry composition of investments based on fair value as of June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
Diversified Financial Services	12.9%	31.4%
Health Care Providers & Services	12.3	—
Health Care Technology	8.0	—
Insurance	24.9	68.6
IT Services	9.5	—
Professional Services	9.2	—
Software	23.2	—

Total	100.0%	100.0%

The geographic composition of investments based on fair value as of June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
U.S.	93.8%	100.0%
Non-U.S.	6.2	—

Total	100.0%	100.0%

The following table presents certain selected information regarding our investment portfolio as of June 30, 2021:

As of June 30, 2021
Number of portfolio companies	18
Weighted Average EBITDA (based on par)	$115 million
Percentage of performing debt bearing a floating rate	92.2%
Percentage of performing debt bearing a fixed rate	7.8%
Weighted average yield on funded debt and other income producing investments (at fair value)[1]	7.7%

[1]

Weighted average yield is calculated by weighing the effective yield of each investment by fair value. Effective yield includes interest income, amortization of premiums and loan origination fees, accretion of discounts, and prepayment premiums, but excludes non-recurring income such as capital structuring fees.

The following table presents the maturity schedule of our debt investments, excluding unfunded portfolio company commitments, based on fair value as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
Maturity Year	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
2021	—	—	—	—
2022	—	—	—	—
2023	—	—	—	—
2024	—	—	—	—
2025	$61,227,776	19.3	$4,499,537	31.4
2026	49,721,989	15.6	—	—
2027	118,428,101	37.2	9,825,450	68.6
2028	32,656,820	10.3	—	—
2029	36,098,800	11.4	—	—
2030	—	—	—	—
2031	19,600,000	6.2	—	—

Total	$317,733,486	100.0%	$14,324,987	100.0%

The following table presents the amortized cost of our performing and non-accrual investments as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$314,825,328	100.0%	$14,327,196	100.0%
Non-accrual	—	—	—	—

Total	$314,825,328	100.0%	$14,327,196	100.0%

The following table presents the fair value of our performing and non-accrual investments as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Fair Value	Percentage	Fair Value	Percentage
Performing	$317,733,486	100.0%	$14,324,987	100.0%
Non-accrual	—	—	—	—

Total	$317,733,486	100.0%	$14,324,987	100.0%

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

Results of Operations

The following table presents the operating results for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Total investment income	$4,939,670	$7,437,014
Less: total expenses	2,367,421	3,816,640

Net investment income (loss)	2,572,249	3,620,374
Net change in unrealized appreciation (depreciation) on investments	2,669,026	2,910,367

Net increase (decrease) in net assets resulting from operations	$5,241,275	$6,530,741

Investment Income

Total investment income was $4,939,670 and $7,437,014 for the three and six months ended June 30, 2021, respectively. Total investment income consisted of interest income from investments, interest from cash and cash equivalents and fee income.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Interest income from investments	$4,806,157	$6,262,629
Interest from cash and cash equivalents	388	635
Fee income	133,125	1,173,750

Total investment income	$4,939,670	$7,437,014

Expenses

Operating expenses for the three and six months ended June 30, 2021 were as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Base management fees	$787,528	$1,075,353
Interest and credit facility fees	811,789	1,216,257
Offering costs	97,110	193,139
Professional fees	574,412	1,128,860
Directors fees	85,625	178,750
Insurance expenses	10,957	24,281

Total expenses	$2,367,421	$3,816,640

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

For the three and six months ended June 30, 2021, the Company incurred $116,548 and $233,095 of administrative overhead expenses, respectively, of which, $116,548 was payable to the Administrator as of June 30, 2021. For the three and six months ended June 30, 2021, the Administrator has elected to waive additional charges that would have otherwise been eligible for reimbursement under the terms of the Administration Agreement which are not subject to recoupment.

Income Taxes, Including Excise Taxes

We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our stockholders, which generally relieve us from corporate-level U.S. federal income taxes.

Net Unrealized Appreciation on Investments

We determine the fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. During the three and six months ended June 30, 2021, net unrealized appreciation on our investment portfolio was comprised of the following:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Net change in unrealized appreciation (depreciation):	$2,669,026	$2,910,367

Total net change in unrealized appreciation (depreciation)	$2,669,026	$2,910,367

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

Since inception, the Company has completed the following share issuances:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
June 18, 2021	5,025,757	$100,000,000
March 30, 2021	3,687,064	71,877,447
February 26, 2021	1,429,493	28,121,553
February 4, 2021	1,545,776	30,000,000
December 24, 2020	744,307	14,886,136
December 21, 2020	505,693	10,113,864
November 17, 2020	50	1,000

Total	12,938,140	$255,000,000

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

Debt

Revolving Credit Facilities

	June 30, 2021
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Capital Call Facility	$200,000,000	$80,000,000	$120,000,000	$79,577,840
Revolving Credit Facility	$250,000,000	$100,000,000	$150,000,000	$97,210,739

Total	$450,000,000	$180,000,000	$270,000,000	$176,788,579

	December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Capital Call Facility	$125,000,000	$17,000,000	$108,000,000	$16,464,016

Total	$125,000,000	$17,000,000	$108,000,000	$16,464,016

Liquidity

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of June 30, 2021 and December 31, 2020:

	As of
	June 30, 2021	December 31, 2020
Cash and cash equivalents	$119,382,622	$27,127,738
Unused borrowing capacity	270,000,000	108,000,000
Unfunded portfolio company commitments	(83,691,015)	(17,796,436)
Undrawn capital commitments	817,492,792	691,895,152

Total operational liquidity	$1,124,184,300	$809,226,454

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

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of June 30, 2021 and December 31, 2020, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

Portfolio Company	Type of Investment	June 30, 2021 Par	December 31, 2020 Par
2-10 Holdco, Inc.	First Lien Revolving Loan	$2,777,778	$—
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	5,618,000	—
Diligent Corporation	First Lien Revolving Loan	5,000,000	—
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	1,062,075	—
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	34,000,000	—
GovDelivery Holdings, LLC	First Lien Revolving Loan	2,413,807	—
GraphPAD Software, LLC	First Lien Revolving Loan	2,500,000	—
Maverick Bidco, Inc.	Second Lien Delayed Draw Term Loan	1,000,000	—
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	3,058,047	—
More Cowbell I LLC	First Lien Delayed Draw Term Loan	15,000,000	—
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	1,274,788	—
SpecialtyCare, Inc.	First Lien Revolving Loan	934,844	—
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	876,000	17,796,436
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	2,500,000	—
Tempus, LLC	First Lien Delayed Draw Term Loan	5,675,676	—

Total Par		$83,691,015	$17,796,436

We believe that we maintain sufficient liquidity in the form of cash, financing capacity and undrawn capital commitments from our investors to cover any outstanding unfunded portfolio company commitments we may be required to fund.

Investor Commitments

As of June 30, 2021, the Company has received capital commitments totaling $1,072.5 million, of which, $817.5 million remains available.

Contractual Obligations

Our payment obligations for repayment of debt, which total our contractual obligations on June 30, 2021, include $80,000,000 of financing under the Capital Call Facility maturing in less than one year and $100,000,000 of financing under the Revolving Credit Facility maturing in three to five years.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Capital Call Facility	$80,000,000	$80,000,000	$—	$—	$—
Revolving Credit Facility	$100,000,000	$—	$—	$100,000,000	$—

Total Contractual Obligations	$180,000,000	$80,000,000	$—	$100,000,000	$—

Hedging

In connection with certain portfolio investments, the Company may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while the Company may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors may result in a poorer overall performance for the Company than if it had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions through the six months ended June 30, 2021.

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

U.S. Federal Income Taxes

The Company has elected to be taxed as a RIC under Subchapter M of the Code. As a RIC, the Company generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to shareholders. To qualify as a RIC, the Company must maintain an election under the 1940 Act to be regulated as a BDC, meet specified source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes generally of an amount at least equal to 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid. See “Note 11. Taxes.”

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

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2021 (the end of the period covered by this report), our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2021.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of June 30, 2021.

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

During the six months ended June 30, 2021, the Company had further common stock issuances, as detailed in the following table. These issuances of the shares of common stock were exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Date	Shares issued and sold	Aggregate purchase price
February 4, 2021	1,545,776	$30,000,000
February 26, 2021	1,429,493	$28,121,553
March 30, 2021	3,687,064	$71,877,447
June 18, 2021	5,025,757	$100,000,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

10.1	Amendment to the Revolving Credit Agreement with Capital One, National Association (1)

10.2	Loan and Security Agreement with JPMorgan Chase Bank, National Association (2)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on April 7, 2021.
(2)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2021.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stone Point Credit Corporation
Date: August 13, 2021
	By:	/s/ Scott Bronner
Name: Scott Bronner
Title: Principal Executive Officer

Date: August 13, 2021	By:	/s/ Gene Basov
Name: Gene Basov
Title: Principal Financial Officer