Form 10-Q
period 2021-09-30
Stone Point Credit Corp
filed 2021-11-12
CIK 1825384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2021

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

The issuer had 16,752,911 shares of common stock, $0.001 par value per share, outstanding as of November 12, 2021.

Stone Point Credit Corporation

Form 10-Q for the Quarter Ended September 30, 2021

Item 1.	Financial Statements

Stone Point Credit Corporation

Consolidated Statements of Assets and Liabilities

	September 30, 2021 (Unaudited)	December 31, 2020
Assets:
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $541,542,817 and $14,327,196, respectively)	$547,016,135	$14,324,987
Cash and cash equivalents	47,364,591	27,127,738
Interest receivable	5,000,891	26,957
Paydown receivable	717,662	—
Deferred offering expenses	71,972	336,270
Prepaid expenses and other assets	5,937	37,308

Total assets	$600,177,188	$41,853,260

Liabilities:
Revolving credit facilities payable (net of deferred financing costs of $2,856,437 and $535,984, respectively) (Note 6)	$259,643,563	$16,464,016
Base management fees payable (Note 3)	1,432,421	2,877
Organizational and offering expenses payable	—	559,978
Accounts payable and accrued expenses	2,350,341	587,496
Interest and credit facility fees payable	1,171,410	5,983

Total liabilities	$264,597,735	$17,620,350

Commitments and contingencies (Note 5)
Net Assets:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	$—	$—
Common stock, $0.001 par value, 250,000,000 shares authorized, 16,752,911 and 1,250,050 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	16,753	1,250
Paid in capital in excess of par	330,077,685	24,469,188
Distributable (accumulated) earnings (losses)	5,485,015	(237,528)

Total net assets	335,579,453	24,232,910

Total liabilities and net assets	$600,177,188	$41,853,260

Net asset value per common share	$20.03	$19.39

The accompanying notes are an integral part of these financial statements.

Stone Point Credit Corporation

Consolidated Statements of Operations

	Three Months Ended September 30, 2021 (Unaudited)	Nine Months Ended September 30, 2021 (Unaudited)
Investment income:
Interest income from non-controlled/non-affiliated investments	$8,610,121	$14,872,750
Interest income from cash and cash equivalents	626	1,261

Total interest income	8,610,747	14,874,011
Fee income	100,774	1,274,524

Total fee income	100,774	1,274,524

Total investment income	8,711,521	16,148,535

Operating expenses:
Base management fees (Note 3)	$1,432,214	$2,507,567
Interest and credit facility fees (Note 6)	1,789,764	3,006,021
Offering costs (Note 4)	97,111	290,250
Professional fees	590,756	1,719,616
Directors fees	91,875	270,625
Insurance expense	11,000	35,281

Total expenses	4,012,720	7,829,360

Net investment income (loss)	$4,698,801	$8,319,175

Realized and unrealized appreciation (depreciation) on investments:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$213,125	$213,125

Total net realized gain (loss)	$213,125	$213,125

Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$2,565,160	$5,475,527

Total net change in unrealized appreciation (depreciation)	$2,565,160	$5,475,527

Net increase (decrease) in net assets resulting from operations	$7,477,086	$14,007,827

Per share information - basic and diluted:
Net investment income (loss)	$0.36	$1.00

Net increase (decrease) in net assets resulting from operations	$0.57	$1.69

Weighted average shares outstanding	13,233,004	8,288,969

The accompanying notes are an integral part of these financial statements.

Stone Point Credit Corporation

Consolidated Statements of Changes in Net Assets

	Three Months Ended September 30, 2021 (Unaudited)	Nine Months Ended September 30, 2021 (Unaudited)
Increase in net assets resulting from operations:
Net investment income (loss)	$4,698,801	$8,319,175
Total net realized gains (losses)	213,125	213,125
Total net change in unrealized appreciation (depreciation)	2,565,160	5,475,527

Net increase in net assets resulting from operations	7,477,086	14,007,827

Decrease in net assets resulting from stockholder distributions:
Distributions to stockholders	(8,285,284)	(8,285,284)

Net decrease in net assets resulting from stockholder distributions	(8,285,284)	(8,285,284)

Increase in net assets resulting from capital share transactions:
Issuance of common shares	75,625,000	305,624,000

Net increase in net assets resulting from capital share transactions	75,625,000	305,624,000

Total increase in net assets	74,816,802	311,346,543
Net assets, beginning of period	260,762,651	24,232,910

Net assets, end of period	$335,579,453	$335,579,453

Net asset value per share	$20.03	$20.03

Common shares outstanding at the end of the period	16,752,911	16,752,911

The accompanying notes are an integral part of these financial statements.

Stone Point Credit Corporation

Consolidated Statement of Cash Flows

Nine Months Ended September 30, 2021 (Unaudited)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$14,007,827
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Total net change in unrealized (appreciation) depreciation	(5,475,527)
Total net realized (gains) losses	(213,125)
Amortization of premiums and discounts	(1,028,346)
Purchases of investments	(555,101,317)
Sales and maturities of investments	29,127,167
Changes in operating assets and liabilities:
Interest receivable	(4,973,934)
Paydown receivable	(717,662)
Deferred offering expenses	264,298
Prepaid expenses and other assets	31,371
Base management fees payable	1,429,544
Organizational and offering expenses payable	(559,978)
Accounts payable and accrued expenses	1,762,845
Interest and credit facility fees payable	1,165,427

Net cash used in operating activities	(520,281,410)

Cash flows from financing activities:
Borrowings under revolving credit facilities	455,500,000
Payments on revolving credit facilities	(210,000,000)
Deferred financing costs	(2,320,453)
Distributions paid in cash	(8,285,284)
Proceeds from issuance of common shares	305,624,000

Net cash provided by financing activities	540,518,263

Net increase in cash and cash equivalents	20,236,853
Cash and cash equivalents, beginning of period	27,127,738

Cash and cash equivalents, end of period	$47,364,591

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of September 30, 2021 (Unaudited)

Portfolio Company 1 2 3	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount	Cost [4]	Fair Value	Percentage of Net Assets [5]
Non-Controlled/Non-Affiliated Investments
Debt Investments – 163.4%
Diversified Financial Services
More Cowbell I LLC	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [9]	6.75%	4/10/2028	$14,962,500	$14,469,796	$15,013,901	4.5%
More Cowbell I LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.75%	4/10/2028	—	(338,971)	51,530	0.0%
Resolute Investment Managers, Inc.	First Lien Revolving Loan	LIBOR + 4.25%, 1.00% Floor [13]	5.25%	4/30/2024	5,354,021	5,315,582	5,313,866	1.6%
Resolute Investment Managers, Inc.	Second Lien Term Loan	LIBOR + 8.00%, 1.00% Floor [10]	9.00%	4/30/2025	846,853	846,853	846,853	0.3%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor 8 10	6.75%	10/2/2025	22,468,265	22,206,713	22,468,265	6.7%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor 8 10	6.75%	10/2/2025	546,286	517,215	546,286	0.2%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	LIBOR + 5.75%, 1.00% Floor 8 13	6.75%	10/2/2025	375,000	375,000	375,000	0.1%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.75%	10/2/2025	—	—	—	0.0%

Total Diversified Financial Services						43,392,188	44,615,701	13.4%

Health Care Providers & Services
CORA Health Holdings Corp.	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.75%	6/15/2027	14,346,045	14,137,327	14,223,280	4.2%
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.75%	6/15/2027	—	(40,103)	(48,075)	0.0%
MB2 Dental Solutions, LLC	First Lien Term Loan	LIBOR + 6.00%, 1.00% Floor [10]	7.00%	1/29/2027	10,977,639	10,747,305	10,977,639	3.3%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor 8 10	7.00%	1/29/2027	2,333,560	2,311,056	2,333,560	0.7%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	ABR + 5.00%, 2.00% Floor [11]	8.25%	1/29/2027	417,774	413,745	417,774	0.1%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor 8 10	7.00%	1/29/2027	—	—	—	0.0%
Mira-PrimeAccess Holdings, LLC	First Lien Term Loan	LIBOR + 6.50%, 1.00% Floor [7]	7.50%	7/29/2026	25,000,000	24,512,040	24,549,387	7.3%
Mira-PrimeAccess Holdings, LLC	First Lien Revolving Loan	LIBOR + 6.50%, 1.00% Floor [8]	7.50%	7/29/2026	—	—	(49,387)	0.0%
SpecialtyCare, Inc.	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [7]	6.75%	6/19/2028	13,725,212	13,326,173	13,635,175	4.1%
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.75%	6/19/2028	—	(18,442)	(8,363)	0.0%
SpecialtyCare, Inc.	First Lien Revolving Loan	LIBOR + 4.00% 7 8	4.08%	6/18/2026	—	(30,182)	(6,969)	0.0%

Total Health Care Providers & Services						65,358,919	66,024,021	19.7%

Health Care Technology
Ellkay LLC	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.75%	9/14/2027	28,888,889	28,314,993	28,311,111	8.4%
Ellkay LLC	First Lien Revolving Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.75%	9/14/2027	—	(71,662)	(72,222)	0.0%
GraphPAD Sofware, LLC	First Lien Term Loan	LIBOR + 5.50%, 1.00% Floor [12]	6.50%	4/27/2027	17,456,250	17,291,826	17,456,250	5.2%

Portfolio Company 1 2 3	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount	Cost [4]	Fair Value	Percentage of Net Assets [5]
GraphPAD Sofware, LLC	First Lien Revolving Loan	LIBOR + 6.00%, 1.00% Floor 8 10	7.00%	4/27/2027	625,000	601,728	625,000	0.2%
Virgin Pulse, Inc.	Second Lien Term Loan	LIBOR + 7.25%, 0.75% Floor [10]	8.00%	4/6/2029	8,000,000	7,923,073	8,000,000	2.4%

Total Health Care Technology						54,059,958	54,320,139	16.2%

Insurance
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR + 6.00%, 0.75% Floor [7]	6.75%	3/26/2026	49,750,000	49,060,514	49,750,000	14.8%
2-10 Holdco, Inc.	First Lien Revolving Loan	LIBOR + 6.00%, 0.75% Floor [8]	6.75%	3/26/2026	—	(37,580)	—	0.0%
Harrington Reinsurance Holdings Limited	Unsecured Note	N/A	7.25%	6/29/2031	20,000,000	19,607,067	19,786,961	5.9%

Total Insurance						68,630,001	69,536,961	20.7%

IT Services
Dcert Buyer, Inc. [6]	Second Lien Term Loan	LIBOR + 7.00% [7]	7.08%	2/19/2029	10,000,000	9,976,305	10,115,600	3.0%
Ensono, Inc.	Second Lien Term Loan	LIBOR + 8.00% [10]	8.17%	5/25/2029	11,250,000	11,139,799	11,137,500	3.3%
Helpsystems Holdings, Inc.	Second Lien Term Loan	LIBOR + 6.75%, 0.75% Floor [10]	7.50%	11/19/2027	10,000,000	10,000,000	10,000,000	3.0%
Vision Solutions, Inc. [6]	Second Lien Term Loan	LIBOR + 7.25%, 0.75% Floor [10]	8.00%	4/23/2029	13,000,000	12,879,271	13,065,000	3.9%
WWEX Uni Topco Holdings, LLC	Second Lien Term Loan	LIBOR + 7.00%, 0.75% Floor [10]	7.75%	7/26/2029	20,000,000	19,356,654	19,350,000	5.8%

Total IT Services						63,352,029	63,668,100	19.0%

Professional Services
Eisner Advisory Group	First Lien Revolving Loan	LIBOR + 5.25%, 0.75% Floor [10]	6.00%	7/28/2028	16,363,636	16,200,153	16,207,438	4.8%
Eisner Advisory Group	First Lien Delayed Draw Term Loan	LIBOR + 5.25%, 0.75% Floor [8]	6.00%	7/28/2028	—	(8,169)	(15,620)	0.0%
IG Investments Holdings	First Lien Term Loan	LIBOR + 6.00%, 0.75% Floor [10]	6.75%	9/22/2028	64,942,197	63,647,265	63,643,353	19.0%
IG Investments Holdings	First Lien Revolving Loan	LIBOR + 6.00%, 0.75% Floor [8]	6.75%	9/22/2027	—	(100,649)	(101,156)	0.0%
Tempus, LLC	First Lien Term Loan	LIBOR + 6.00%, 1.00% Floor [10]	7.00%	2/5/2027	29,177,703	28,646,167	29,177,703	8.7%
Tempus, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor [8]	7.00%	2/5/2027	—	(102,004)	—	0.0%
Tempus, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.25%, 1.00% Floor [8]	7.25%	2/5/2027	—	—	—	0.0%

Total Professional Services						108,282,763	108,911,718	32.5%

Software
AxiomSL Group	First Lien Term Loan	LIBOR + 6.00%, 1.00% Floor [10]	7.00%	12/3/2027	35,156,925	34,467,444	34,473,816	10.3%
AxiomSL Group	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor [8]	7.00%	12/3/2027	—	(22,082)	(44,182)	0.0%
AxiomSL Group	First Lien Revolving Loan	LIBOR + 6.00%, 1.00% Floor [8]	7.00%	12/3/2025	—	(47,383)	(48,208)	0.0%
Diligent Corporation	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.75%	8/4/2025	29,850,000	29,584,410	29,713,994	8.9%
Diligent Corporation	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.75%	8/4/2025	9,950,000	9,859,036	9,904,665	3.0%
Diligent Corporation	First Lien Revolving Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.75%	8/4/2025	—	(44,427)	—	0.0%
GovDelivery Holdings, LLC	First Lien Term Loan	LIBOR + 6.25%, 1.00% Floor [10]	7.25%	1/29/2027	27,517,228	26,877,540	27,517,227	8.2%

Portfolio Company 1 2 3	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount	Cost [4]	Fair Value	Percentage of Net Assets [5]
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor 8 10	7.00%	1/29/2027	20,536,000	20,009,487	20,522,183	6.1%
GovDelivery Holdings, LLC	First Lien Revolving Loan	LIBOR + 6.25%, 1.00% Floor [8]	7.25%	1/29/2027	—	(33,725)	—	0.0%
Mandolin Technology Intermediate Holdings, Inc.	Second Lien Term Loan	LIBOR + 6.50%, 0.50% Floor [10]	7.00%	7/30/2029	10,000,000	9,856,142	9,900,000	3.0%
Maverick 1 LLC	Second Lien Term Loan	LIBOR + 6.75%, 0.75% Floor [10]	7.50%	5/18/2029	8,000,000	7,960,517	8,000,000	2.4%
Maverick 1 LLC	Second Lien Delayed Draw Term Loan	LIBOR + 6.75%, 0.75% Floor [8]	7.50%	5/18/2029	—	—	—	0.0%

Total Software						138,466,959	139,939,495	41.9%

Total Non-Controlled/Non-Affiliated Investments						$541,542,817	$547,016,135	163.4%

(1)	All of the Company’s investments are domiciled in the United States except for Harrington Reinsurance Holdings Limited, which is domiciled in Bermuda.
(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940 except for Harrington Reinsurance Holdings Limited.
(4)	Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	Percentage is based on net assets of $335,579,453 as of September 30, 2021.
(6)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(7)	The interest rate on this security is subject to a base rate plus 1 Month “1M” LIBOR, which at September 30, 2021 was 0.080%.
(8)	This investment has an unfunded commitment as of September 30, 2021. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(9)	The interest rate on this security is subject to a base rate plus 6 Month “6M” LIBOR, which at September 30, 2021 was 0.159%.
(10)	The interest rate on this security is subject to a base rate plus 3 Month “3M” LIBOR, which at September 30, 2021 was 0.130%.
(11)	The interest rate on this security is subject to the Alternate Base Rate, which at September 30, 2021 was 3.25%.
(12)	The interest rate on this security is subject to a base rate plus 12 Month “12M” LIBOR, which at September 30, 2021 was 0.237%.
(13)	The interest rate on this security is subject to a base rate plus 2 Month “2M” LIBOR, which at September 30, 2021 was 0.111%.

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

September 30, 2021

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

The Company evaluates tax positions taken or expected to be taken while preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted later based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions through September 30, 2021.

Distributions

Distributions to common stockholders are recorded as of the record date. The amount to be paid out as a distribution is determined by the Board.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. During the three and nine months ended September 30, 2021, the Company recorded $213,125 of realized gains.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2020 and September 30, 2021, no investments were on non-accrual status.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. There were no dividend income generating investments for the nine months ended September 30, 2021.

Fee Income

The Company, or its affiliates, may receive fees for capital structuring services. These fees are generally non-recurring and are recognized as fee income by the Company on the investment closing date. During the three and nine months ended September 30, 2021, the Company earned fee income of $100,774 and $1,274,524, respectively.

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

Base Management Fee

The Company will pay to the Adviser an asset-based fee (the “Management Fee”) for management services in an amount equal to an annual rate of 1.30% of the average value of the Company’s gross assets (excluding cash and cash equivalents) for the most recently completed calendar quarter payable quarterly in arrears. The Management Fee for any partial quarter will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant calendar months or quarters. For the three and nine months ended September 30, 2021, the Company incurred management fees of $1,432,214 and $2,507,567, respectively.

Incentive Fee

Beginning on the fourth anniversary of the date on which shareholders are required to fund their initial drawdown (the “Incentive Commencement Date”), the Company will pay the Adviser an incentive fee (“Incentive Fee”) as set forth below. The Incentive Fee will consist of two parts. The first part (the “Investment Income Incentive Fee”) will be calculated and payable following the Incentive Commencement Date on a quarterly basis, in arrears, and will equal 15% of “pre-incentive fee net investment income” for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.75% (i.e., 7% annualized) measured on a quarterly basis and a “catch-up” feature. For purposes of computing the initial installment of the Investment Income Incentive Fee, if the Incentive Commencement Date does not fall on the first day of a calendar quarter, then the initial payment of the Investment Income Incentive Fee shall be payable for the period that commences on the Incentive Commencement Date through the last day of the first complete calendar quarter immediately following the Incentive Commencement Date and, thereafter, at the end of each subsequent calendar quarter as described above. The second part (the “Capital Gains Incentive Fee”) will be an annual fee that will also commence with the period beginning on the Incentive Commencement Date and will be determined and payable following the Incentive Commencement Date, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 15% of realized capital gains, if any, determined on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees. For the three and nine months ended September 30, 2021, the Company did not incur any performance-based incentive fees.

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

For the three and nine months ended September 30, 2021, the Company incurred $116,548 and $349,643 of administrative overhead expenses that were included in the Consolidated Statements of Operations as professional fees, respectively. As of September 30, 2021, $233,095 of administrative overhead expenses remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses. For the three and nine months ended September 30, 2021, the Administrator has elected to waive additional charges that would have otherwise been eligible for reimbursement under the terms of the Administration Agreement which are not subject to recoupment.

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

For the three and nine months ended September 30, 2021, the Company incurred expenses for services provided by the Sub-Administrator and the Custodian of $95,644 and $201,758 on the Consolidated Statements of Operations as professional fees, respectively. As of September 30, 2021, $128,021 remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

Transfer Agent Fees

On December 1, 2020, the Company entered into a transfer agent servicing agreement with U.S. Bank Global Fund Services (the “Transfer Agent”). For the three and nine months ended September 30, 2021, the Company incurred expenses for services provided by the Transfer Agent of $12,500 and $41,665 on the Consolidated Statements of Operations as professional fees, respectively. As of September 30, 2021, $27,637 remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

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

For the three and nine months ended September 30, 2021, the Company incurred offering costs of $97,111 and $290,250 on the Consolidated Statements of Operations, respectively, none of which was payable as of September 30, 2021.

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

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of September 30, 2021 and December 31, 2020, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

Portfolio Company	Type of Investment	September 30, 2021 Par	December 31, 2020 Par
2-10 Holdco, Inc.	First Lien Revolving Loan	$2,777,778	$—
AxiomSL Group, Inc.	First Lien Delayed Draw Term Loan	2,273,873	—
AxiomSL Group, Inc.	First Lien Revolving Loan	2,481,089	—
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	5,618,000	—
Diligent Corporation	First Lien Revolving Loan	5,000,000	—
Eisner Advisory Group LLC	First Lien Delayed Draw Term Loan	1,636,364	—
Elkay LLC	First Lien Delayed Draw Term Loan	3,611,111	—
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	13,464,000	—
GovDelivery Holdings, LLC	First Lien Revolving Loan	2,413,807	—
GraphPAD Software, LLC	First Lien Revolving Loan	1,875,000	—
IG Investments Holdings LLC	First Lien Revolving Loan	5,057,803	—
Maverick 1 LLC	Second Lien Delayed Draw Term Loan	1,000,000	—
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	1,206,689	—
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	27,000,000	—
Mirra-Prime Access Holdings, LLC	First Lien Revolving Loan	2,740,000	—
More Cowbell I LLC	First Lien Delayed Draw Term Loan	15,000,000	—
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	1,274,788	—
SpecialtyCare, Inc.	First Lien Revolving Loan	1,062,323	—
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	—	17,796,436
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	1,953,714	—
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	2,500,000	—
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	125,000	—
Tempus, LLC	First Lien Delayed Draw Term Loan	5,675,676	—
Tempus, LLC	First Lien Delayed Draw Term Loan	23,648,649	—

Total Par		$129,395,664	$17,796,436

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments as of September 30, 2021 and December 31, 2020. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

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

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in the Small Business Credit Availability Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of September 30, 2021 and December 31, 2020, the Company’s asset coverage ratios were 228% and 243%, respectively.

The following table shows the Company’s outstanding debt as of September 30, 2021 and December 31, 2020:

	September 30, 2021 (unaudited)
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Capital Call Facility	$200,000,000	$125,000,000	$75,000,000	$124,792,418
Revolving Credit Facility	$250,000,000	$137,500,000	$112,500,000	$134,851,145

Total	$450,000,000	$262,500,000	$187,500,000	$259,643,563

	December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Capital Call Facility	$125,000,000	$17,000,000	$108,000,000	$16,464,016

Total	$125,000,000	$17,000,000	$108,000,000	$16,464,016

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

As of September 30, 2021 and December 31, 2020, the carrying amount of the Company’s borrowings under the Capital Call Facility approximated their fair value. As of September 30, 2021, and December 31, 2020, unamortized financing costs of $207,582 and $535,984, respectively, are being deferred over the remaining term of the Capital Call Facility. As of September 30, 2021 and December 31, 2020, the Company had an outstanding balance of $125,000,000 and $17,000,000, respectively. The Capital Call Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $124,792,418 as of September 30, 2021 and $16,464,016 as of December 31, 2020. The following table shows additional information about the interest and financing costs related to the Capital Call Facility for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021 (Unaudited)	Nine Months Ended September 30, 2021 (Unaudited)
Interest expenses related to the Capital Call Facility	$649,826	$1,491,233
Financing expenses related to the Capital Call Facility	214,579	560,081

Total interest and financing expenses related to the Capital Call Facility	$864,405	$2,051,314

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

Advances under the Revolving Credit Facility bear interest at a per annum rate equal to: (a) for advances denominated in USD, the three-month London interbank offered rate, (b) for advances denominated in CAD, the average rate applicable to CAD bankers’ acceptances for a three-month period, (c) for advances denominated in GBP, the daily simple Sterling Overnight Index Average for each day, (d) for advances denominated in AUD, the three-month average bid reference rate administered by the Australian Financial Markets Association for Australian dollar bills, and (e) for advances denominated in Euros, the three-month Euro interbank offered rate, in each case, in effect, plus the applicable margin of 2.45% per annum (or, for advances denominated in GBP, 2.5693% per annum). The SPV paid and will pay, as applicable, a commitment fee of (x) initially, to but excluding September 28, 2021, 0.25% per annum, (y) from and including September 28, 2021 to but excluding the first anniversary of the Revolving Credit Facility, 0.50% per annum, and (z) from and including the first anniversary of the Revolving Credit Facility, 0.60% per annum, in each case, on the average daily unused amount of the financing commitments until the third anniversary of the Revolving Credit Facility.

On October 15, 2021, the SPV executed a letter agreement (the “Amendment”) to amend the Revolving Credit Facility. The Amendment increases the maximum borrowing capacity of the SPV under the Revolving Credit Facility between the SPV and JPM to $500 million from $250 million in accordance with the accordion feature in the Revolving Credit Facility that allows the SPV, under certain circumstances, to increase the size of the Revolving Credit Facility to an amount not to exceed $750 million in aggregate. The other material terms of the Revolving Credit Facility were unchanged (See Note 14 – Subsequent Events). All amounts outstanding under the Revolving Credit Facility must be repaid by June 28, 2026.

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

In connection with the Revolving Credit Facility, the SPV made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of the SPV occurs. Upon the occurrence and during the continuation of an event of default, the lenders may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable.

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

As of September 30, 2021, the carrying amount of the Company’s borrowings under the Revolving Credit Facility approximated its fair value. As of September 30, 2021, unamortized financing costs of $2,648,855 are being deferred over the remaining term of the Revolving Credit Facility. As of September 30, 2021, the Revolving Credit Facility had an outstanding balance of $137,500,000. The Revolving Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $134,851,145 as of September 30, 2021. Given the Revolving Credit Facility closed on June 28, 2021, there was no balance reflected in the Consolidated Statement of Assets and Liabilities as of December 31, 2020. The following table shows additional information about the interest and financing costs related to the Revolving Credit Facility for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021 (Unaudited)	Nine Months Ended September 30, 2021 (Unaudited)
Interest expenses related to the Revolving Credit Facility	$784,576	$809,334
Financing expenses related to the Revolving Credit Facility	140,783	145,373

Total interest and financing expenses related to the Revolving Credit Facility	$925,359	$954,707

Note 7. Net Assets

Unregistered Sales of Equity Securities

On November 17, 2020, the Adviser committed to contribute $1,000 of capital to the Company. In exchange for this contribution, the Adviser received 50 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”).

Since inception, the Company has completed the following share issuances:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
September 24, 2021	3,783,388	$75,000,000
June 18, 2021	5,025,757	100,000,000
March 30, 2021	3,687,064	71,877,447
February 26, 2021	1,429,493	28,121,553
February 4, 2021	1,545,776	30,000,000
December 24, 2020	744,307	14,886,136
December 21, 2020	505,693	10,113,864
November 17, 2020	50	1,000

Total	16,721,528	$330,000,000

The sales of Common Stock were made pursuant to subscription agreements entered into by the Company and its investors. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten business days’ prior notice to the funding date.

Each of the sales of Common Stock is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company has not engaged in general solicitation or advertising with regard to the issuance and sale of the Common Stock and has not offered securities to the public in connection with such issuance and sale. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act.

Distributions

For the nine months ended September 30, 2021, the Company declared the following distributions.

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
August 23, 2021	August 25, 2021	$0.28	$3,622,679
September 21, 2021	September 23, 2021	$0.36	$4,662,605

Note 8. Investments

The following table presents the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2021 and December 31, 2020.

	September 30, 2021			December 31, 2020
Investments:	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value
First Lien Loans	$431,997,136	$436,814,221	79.9%	$4,500,591	$4,499,537	31.4%
Second Lien Loans	89,938,614	90,414,953	16.5%	9,826,605	9,825,450	68.6%
Unsecured Notes	19,607,067	19,786,961	3.6%	—	—	—%

Total Investments	$541,542,817	$547,016,135	100.0%	$14,327,196	$14,324,987	100.0%

The geographic composition of investments based on fair value as of September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
U.S.	96.4%	100.0%
Non-U.S.	3.6	—

Total	100.0%	100.0%

The industry composition of investments based on fair value as of September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
Diversified Financial Services	8.2%	31.4%
Health Care Providers & Services	12.1	—
Health Care Technology	9.9	—
Insurance	12.7	68.6
IT Services	11.6	—
Professional Services	19.9	—
Software	25.6	—

Total	100.0%	100.0%

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

The following table presents the fair value hierarchy as of September 30, 2021.

	Fair Value Hierarchy as of September 30, 2021
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$—	$436,814,221	$436,814,221
Second Lien Loans	—	23,180,600	67,234,353	90,414,953
Unsecured Notes	—	—	19,786,961	19,786,961

Total	$—	$23,180,600	$523,835,535	$547,016,135

The following table presents the fair value hierarchy as of December 31, 2020.

	Fair Value Hierarchy as of December 31, 2020
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$—	$4,499,537	$4,499,537
Second Lien Loans	—	—	9,825,450	9,825,450

Total	$—	$—	$14,324,987	$14,324,987

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2021 and the fiscal period ended December 31, 2020:

Three Months Ended September 30, 2021	First Lien Loans	Second Lien Loans	Unsecured Notes	Total
Fair value, beginning of period	$236,706,051	$28,037,385	$19,600,000	$284,343,436
Purchases of investments	200,829,961	41,387,500	—	242,217,461
Proceeds from sales and principal payments	(3,725,810)	(10,276,032)	—	(14,001,842)
Net change in unrealized appreciation/(depreciation)	2,728,933	(155,150)	180,026	2,753,809
Net accretion of discount and amortization of investments	275,086	240,650	6,935	522,671
Transfers into (out of) Level 3	—	8,000,000	—	8,000,000

Fair value, end of period	$436,814,221	$67,234,353	$19,786,961	$523,835,535

Nine Months Ended September 30, 2021	First Lien Loans	Second Lien Loans	Unsecured Notes	Total
Fair value, beginning of period	$4,499,537	$9,825,450	$—	$14,324,987
Purchases of investments	440,809,042	59,347,500	19,600,000	519,756,542
Proceeds from sales and principal payments	(14,065,735)	(10,276,032)	—	(24,341,767)
Net change in unrealized appreciation/(depreciation)	4,815,998	74,938	179,894	5,070,830
Net accretion of discount and amortization of investments	755,379	262,497	7,067	1,024,943
Transfers into (out of) Level 3	—	8,000,000	—	8,000,000

Fair value, end of period	$436,814,221	$67,234,353	$19,786,961	$523,835,535

For the Period September 8, 2020 (inception) through December 31, 2020	First Lien Loans	Second Lien Loans	Unsecured Notes	Total
Fair value, beginning of period	$—	$—	$—	$—
Purchases of investments	4,499,537	9,825,450	—	14,324,987
Proceeds from principal payments	—	—	—	—
Net change in unrealized appreciation/(depreciation)	(1,054)	(1,155)	—	(2,209)
Net accretion of discount and amortization of investments	1,054	1,155	—	2,209
Transfers into (out of) Level 3	—	—	—	—

Fair value, end of period	$4,499,537	$9,825,450	$—	$14,324,987

During the three and nine months ended September 30, 2021, there was one transfer into Level 3 from Level 2 because of a decrease in observable inputs.

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company at the nine months ended September 30, 2021 and the fiscal period ended December 31, 2020.

Net Change in Unrealized Appreciation (Depreciation)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
First Lien Loans	$2,728,933	$4,818,145
Second Lien Loans	(155,150)	74,938
Unsecured Notes	180,026	179,894

Total	$2,753,809	$5,072,977

Net Change in Unrealized Appreciation (Depreciation)	For the Period September 8, 2020 (inception) through December 31, 2020
First Lien Loans	$(1,054)
Second Lien Loans	(1,155)

Total	$(2,209)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2021. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

September 30, 2021
Type of Investment	Fair Value	Valuation technique	Unobservable input	Range (weighted average)
First Lien Loans	$264,646,026	Discounted Cash Flow	Discount Rate	7.1% - 8.1% (7.6%)
First Lien Loans	172,168,195	Market Transaction	Market Transaction	98.0% - 99.3% (98.2%)
Second Lien Loan	26,000,000	Discounted Cash Flow	Discount Rate	8.4% - 9.0% (8.6%)
Second Lien Loan	41,234,353	Market Transaction	Market Transaction	96.8% - 100.0% (98.0%)
Unsecured Notes	19,786,961	Discounted Cash Flow	Discount Rate	8.9%

Total	$523,835,535

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

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. The methodology for the weighted average number of shares outstanding during the period utilizes the weighted average number of shares from December 31, 2020 through September 30, 2021. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2021, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021 (Unaudited)	Nine Months Ended September 30, 2021 (Unaudited)
Net increase in net assets resulting from operations	$7,477,086	$14,007,827
Weighted average common shares of common stock outstanding - basic and diluted	13,233,004	8,288,969
Basic and diluted net increase in net assets resulting from operations per common share	$0.57	$1.69

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

Note 12. Financial Highlights

The following per common share data has been derived from information provided in the financial statements. The following is a schedule of financial highlights for the nine months ended September 30, 2021:

Nine Months Ended September 30, 2021 (Unaudited)
Per common share operating performance:
Net asset value, beginning of period	$19.39
Results of operations:
Net investment income [1]	1.00
Net unrealized appreciation (depreciation) [2]	0.28

Net increase (decrease) in net assets resulting from operations	1.28

Distributions to Common Stockholders
Distributions from net investment income	(0.64)
Net decrease in net assets resulting from distributions	(0.64)
Net asset value, end of period	$20.03

Shares outstanding, end of period	16,752,911

Ratio/Supplemental data:
Net assets, end of period	$335,579,453
Weighted average shares outstanding	8,288,969
Total return [3]	6.62%
Portfolio turnover [4]	3.52%
Ratio of operating expenses to average net assets [5]	5.34%
Ratio of net investment income to average net assets [5]	5.78%

[1]	The per common share data was derived by using weighted average shares outstanding.
[2]

The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period does not agree with the change in the aggregate appreciation and depreciation in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio. For the nine months ended September 30, 2021, net unrealized appreciation was $0.69 per weighted average share outstanding.

[3]	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share. Total return is not annualized and does not include a sales load.
[4]	Portfolio turnover is not annualized.
[5]	The ratios reflect an annualized amount. Non-recurring expenses were not annualized. During the period, the Company incurred $290,250 of Offering Expenses, which were deemed to be non-recurring.

Note 13. Equity

For the nine months ended September 30, 2021, the Company issued 15,502,861 shares of common stock at an average price of $19.71 through private placement offerings resulting in gross proceeds to the Company of $305.6 million. The Company had 16,752,911 shares outstanding as of September 30, 2021. As of September 30, 2021, the Company has received capital commitments totaling $1,072.5 million, of which, $742.5 million remains available.

Note 14. Subsequent Events

Management has evaluated subsequent events and transactions for potential recognition and/or disclosure through the date the financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2021.

On October 15, 2021, the SPV executed the Amendment to amend the Revolving Credit Facility to increase the maximum borrowing capacity of the SPV under the Revolving Credit Facility to $500 million from $250 million in accordance with the accordion feature in the Revolving Credit Facility that allows the SPV, under certain circumstances, to increase the size of the Revolving Credit Facility to an amount not to exceed $750 million in the aggregate. The other material terms of the Revolving Credit Agreement were unchanged.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements are not historical facts and are based on current expectations, estimates, projections, opinions and/or beliefs of the Company and/or Stone Point. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. These forward-looking statements include, but are not limited to, information in this Form 10-Q regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. In particular, there are forward-looking statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There may be events in the future, however, that we are not able to predict accurately or control. The factors referenced under “Part II Item 1A. Risk Factors,” as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form 10-Q could have a material adverse effect on our business, results of operation and financial position. Any forward-looking statement made by us in this Form 10-Q speaks only as of the date on which we make it. Factors or events that could cause actual results to differ may emerge from time to time, and it is not possible to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Overview

We were incorporated under the laws of the State of Delaware on September 8, 2020. The Company has elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”) and intends to elect to be treated as a regulated investment company for federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

As of September 30, 2021, the Company has called equity capital in the amount of $330 million. See “Subscriptions and Drawdowns” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates calling additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.

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

Ability to Leverage Stone Point’s Highly Experienced Investment Team. The Adviser intends to utilize Stone Point’s significant resources and expertise throughout the life cycle of each investment to support the Stone Point Credit investment team’s credit activities. On an as-needed basis, certain other investment professionals will contribute a portion of their time, effort and expertise to support credit activities. Stone Point has a long, successful record of making investments and managing businesses in the financial services industry. Stone Point has raised eight private equity funds with an investment track record of over 25 years and a focus on investments in companies in the global financial services industry and related sectors. Stone Point Capital and its affiliates have invested in 26 asset management platforms over 15 years and Stone Point believes that its experience investing in and building businesses across a variety of credit strategies, positions the Company for success in the direct lending middle market. The Stone Point Credit investment team is responsible for making all investment and disposition recommendations to the Investment Committee. The Investment Committee will make all investment and disposition decisions, subject to Board oversight. As of September 30, 2021, the investment team is comprised of approximately 65 investment professionals (a substantial majority of whom are primarily focused in the private equity markets), operating partners and senior advisors who bring to Stone Point considerable experience with Stone Point and/or from other leading private equity, private debt, investment banking, financial services, corporate law, and accounting firms.

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

•

costs associated with the Company’s reporting and compliance obligations U.S. federal and state securities laws, including, the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the 1940 Act; and

•

other expenses incurred by the Administrator or the Company in connection with administering the Company’s business, including payments under the Administration Agreement that will be based upon the Company’s allocable portion (subject to the review and approval of the Board) of overhead.

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

Leverage

The amount of leverage that the Company employs will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in the Small Business Credit Availability Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of September 30, 2021 and December 31, 2020, the Company’s asset coverage ratio was 228% and 243%, respectively.

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets or capital commitments as collateral to financing facilities.

Financial and Operating Highlights

Nine Months Ended September 30, 2021
Total investment income	$16,148,535
Total expenses	7,829,360

Net investment income (loss)	8,319,175

Total net realized gains (losses)	213,125
Total net change in unrealized appreciation/(depreciation)	5,475,527

Net increase (decrease) in net assets resulting from operations	$14,007,827

Per share information - basic and diluted:
Net investment income (loss)	$1.00

Net increase (decrease) in net assets resulting from operations	$1.69

Consolidated balance sheet data	As of September 30, 2021	As of December 31, 2020
Cash and cash equivalents	$47,364,591	$27,127,738
Investments at fair value	547,016,135	14,324,987
Total assets	600,177,188	41,853,260
Total debt (net of unamortized debt issuance costs)	259,643,563	16,464,016
Total liabilities	264,597,735	17,620,350
Total net assets	$335,579,453	$24,232,910
Net asset value per share	$20.03	$19.39
Other data:
Number of portfolio companies	25	2
Distributions declared per share	0.64	N/A
Total return based on net asset value [1]	6.62%	(3.05)%

[1]

Total return is based upon the change in net asset value per share between the opening and ending net asset values per share, assuming reinvestment of any distributions during the period. Total return is not annualized and does not include a sales load.

Portfolio and Investment Activity

Our investment activity for the three months ended September 30, 2021 is presented below (information presented herein is at par value unless otherwise indicated).

Three Months Ended September 30, 2021
Net investment commitments:
Total new investment commitments	$294,638,649

Principal amount of investments funded:
First lien loans	$204,254,553
Second lien loans	45,250,000
Unsecured notes	—

Total principal amount of investments funded	$249,504,553

Principal amount of investments sold or repaid:
First lien loans	3,343,586
Second lien loans	10,230,532
Unsecured notes	5,000,000

Total principal amount of investments sold or repaid	$18,574,118

Number of new investment commitments in new portfolio companies	9
Average new investment commitment amount in new portfolio companies	26,187,875
Percentage of new debt investment commitments at floating rates	100%
Percentage of new debt investment commitments at fixed rates	0%
Weighted average yield to maturity on funded debt and other income producing investments to new portfolio companies during the period[1]	7.4%
Weighted average yield to maturity on debt and other income producing securities sold or repaid in full during the period	8.6%

[1]

Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

As of September 30, 2021, the Company had 51 debt investments in 25 portfolio companies with an aggregate fair value of $547.0 million. As of December 31, 2020, the Company had two debt investments in two portfolio companies with an aggregate value of $14.3 million.

As of September 30, 2021 and December 31, 2020, the Company’s investments consisted of the following:

	September 30, 2021			December 31, 2020
Investments:	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value
First Lien Loans	$431,997,136	$436,814,221	79.9%	$4,500,591	$4,499,537	31.4%
Second Lien Loans	89,938,614	90,414,953	16.5%	9,826,605	9,825,450	68.6%
Unsecured Notes	19,607,067	19,786,961	3.6%	—	—	—

Total Investments	$541,542,817	$547,016,135	100.0%	$14,327,196	$14,324,987	100.0%

The industry composition of investments based on fair value as of September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
Diversified Financial Services	8.2%	31.4%
Health Care Providers & Services	12.1	—
Health Care Technology	9.9	—
Insurance	12.7	68.6
IT Services	11.6	—
Professional Services	19.9	—
Software	25.6	—

Total	100.0%	100.0%

The geographic composition of investments based on fair value as of September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
U.S.	96.4%	100.0%
Non-U.S.	3.6	—

Total	100.0%	100.0%

The following table presents certain selected information regarding our investment portfolio as of September 30, 2021:

As of September 30, 2021
Number of portfolio companies	25
Weighted Average EBITDA (based on par)	$158.5 million
Percentage of performing debt bearing a floating rate	96.4%
Percentage of performing debt bearing a fixed rate	3.6%
Weighted average yield to maturity on funded debt and other income producing investments[1]	7.4%

[1]

Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

The following table presents the maturity schedule of our debt investments, excluding unfunded portfolio company commitments, based on fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
Maturity Year	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
2021	—	—	—	—
2022	—	—	—	—
2023	—	—	—	—
2024	$5,313,866	1.0	—	—
2025	63,806,854	11.7	$4,499,537	31.4
2026	74,243,031	13.6	—	—
2027	195,769,908	35.8	9,825,450	68.6
2028	108,527,415	19.8	—	—
2029	79,568,100	14.5	—	—
2030	—	—	—	—
2031	19,786,961	3.6	—	—

Total	$547,016,135	100.0%	$14,324,987	100.0%

The following table presents the amortized cost of our performing and non-accrual investments as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$541,542,817	100.0%	$14,327,196	100.0%
Non-accrual	—	—	—	—

Total	$541,542,817	100.0%	$14,327,196	100.0%

The following table presents the fair value of our performing and non-accrual investments as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Fair Value	Percentage	Fair Value	Percentage
Performing	$547,016,135	100.0%	$14,324,987	100.0%
Non-accrual	—	—	—	—

Total	$547,016,135	100.0%	$14,324,987	100.0%

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

Results of Operations

The following table presents the operating results for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Total investment income	$8,711,521	$16,148,535
Less: total expenses	4,012,720	7,829,360

Net investment income (loss)	4,698,801	8,319,175
Total net realized gains (losses)	213,125	213,125
Net change in unrealized appreciation (depreciation) on investments	2,565,160	5,475,527

Net increase (decrease) in net assets resulting from operations	$7,477,086	$14,007,827

Investment Income

Total investment income was $8,711,521 and $16,148,535 for the three and nine months ended September 30, 2021, respectively. Total investment income consisted of interest income from investments, interest from cash and cash equivalents and fee income.

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Interest income from investments	$8,610,121	$14,872,750
Interest from cash and cash equivalents	626	1,261
Fee income	100,774	1,274,524

Total investment income	$8,711,521	$16,148,535

Expenses

Operating expenses for the three and nine months ended September 30, 2021 were as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Base management fees	$1,432,214	$2,507,567
Interest and credit facility fees	1,789,764	3,006,021
Offering costs	97,111	290,250
Professional fees	590,756	1,719,616
Directors fees	91,875	270,625
Insurance expenses	11,000	35,281

Total expenses	$4,012,720	$7,829,360

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

For the three and nine months ended September 30, 2021, the Company incurred $116,548 and $349,643 of administrative overhead expenses, respectively, of which, $233,095 was payable to the Administrator as of September 30, 2021. For the three and nine months ended September 30, 2021, the Administrator has elected to waive additional charges that would have otherwise been eligible for reimbursement under the terms of the Administration Agreement which are not subject to recoupment.

Income Taxes, Including Excise Taxes

We have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our stockholders, which generally relieve us from corporate-level U.S. federal income taxes.

Net Unrealized Appreciation on Investments

We determine the fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. During the three and nine months ended September 30, 2021, net unrealized appreciation on our investment portfolio was comprised of the following:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Net change in unrealized appreciation (depreciation):	$2,565,160	$5,475,527

Total net change in unrealized appreciation (depreciation):	$2,565,160	$5,475,527

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

Since inception, the Company has completed the following share issuances:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
September 24, 2021	3,783,388	$75,000,000
June 18, 2021	5,025,757	100,000,000
March 30, 2021	3,687,064	71,877,447
February 26, 2021	1,429,493	28,121,553
February 4, 2021	1,545,776	30,000,000
December 24, 2020	744,307	14,886,136
December 21, 2020	505,693	10,113,864
November 17, 2020	50	1,000

Total	16,721,528	$330,000,000

The sales of Common Stock were made pursuant to subscription agreements entered into by the Company and its investors. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten business days’ prior notice to the funding date.

Each of the sales of Common Stock is exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company has not engaged in general solicitation or advertising with regard to the issuance and sale of the Common Stock and has not offered securities to the public in connection with such issuance and sale. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act.

Debt

Revolving Credit Facilities

	September 30, 2021
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Capital Call Facility	$200,000,000	$125,000,000	$75,000,000	$124,792,418
Revolving Credit Facility	$250,000,000	$137,500,000	$112,500,000	$134,851,145

Total	$450,000,000	$262,500,000	$187,500,000	$259,643,563

	December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Capital Call Facility	$125,000,000	$17,000,000	$108,000,000	$16,464,016

Total	$125,000,000	$17,000,000	$108,000,000	$16,464,016

Liquidity

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of September 30, 2021 and December 31, 2020:

	As of
	September 30, 2021	December 31, 2020
Cash and cash equivalents	$47,364,591	$27,127,738
Unused borrowing capacity	187,500,000	108,000,000
Unfunded portfolio company commitments	(129,395,664)	(17,796,436)
Undrawn capital commitments	742,492,792	691,895,152

Total operational liquidity	$847,961,719	$809,226,454

Distributions

For the nine months ended September 30, 2021, the Company declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Annualized Distribution Yield[1]	Distribution Paid
August 23, 2021	August 25, 2021	$0.28	6.3%	$3,622,679
September 21, 2021	September 23, 2021	$0.36	7.1%	$4,662,605

[1]

Annualized distribution yield is calculated as annualized quarterly declared distribution divided by weighted average capital contributed over the period. Assumes distribution paid on August 25, 2021 relates to the Company’s performance from January 1, 2021 through June 30, 2021.

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

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of September 30, 2021 and December 31, 2020, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

Portfolio Company	Type of Investment	September 30, 2021 Par	December 31, 2020 Par
2-10 Holdco, Inc.	First Lien Revolving Loan	$2,777,778	$—
AxiomSL Group, Inc.	First Lien Delayed Draw Term Loan	2,273,873	—
AxiomSL Group, Inc.	First Lien Revolving Loan	2,481,089	—
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	5,618,000	—
Diligent Corporation	First Lien Revolving Loan	5,000,000	—
Eisner Advisory Group LLC	First Lien Delayed Draw Term Loan	1,636,364	—
Elkay LLC	First Lien Delayed Draw Term Loan	3,611,111	—
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	13,464,000	—
GovDelivery Holdings, LLC	First Lien Revolving Loan	2,413,807	—
GraphPAD Software, LLC	First Lien Revolving Loan	1,875,000	—
IG Investments Holdings LLC	First Lien Revolving Loan	5,057,803	—
Maverick 1 LLC	Second Lien Delayed Draw Term Loan	1,000,000	—
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	1,206,689	—
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	27,000,000	—
Mirra-Prime Access Holdings, LLC	First Lien Revolving Loan	2,740,000	—
More Cowbell I LLC	First Lien Delayed Draw Term Loan	15,000,000	—
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	1,274,788	—
SpecialtyCare, Inc.	First Lien Revolving Loan	1,062,323	—
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	—	17,796,436
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	1,953,714	—
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	2,500,000	—
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	125,000	—
Tempus, LLC	First Lien Delayed Draw Term Loan	5,675,676	—
Tempus, LLC	First Lien Delayed Draw Term Loan	23,648,649	—

Total Par		$129,395,664	$17,796,436

We believe that we maintain sufficient liquidity in the form of cash, financing capacity and undrawn capital commitments from our investors to cover any outstanding unfunded portfolio company commitments we may be required to fund.

Investor Commitments

As of September 30, 2021, the Company has received capital commitments totaling $1,072.5 million, of which, $742.5 million remains available.

Contractual Obligations

Our payment obligations for repayment of debt, which total our contractual obligations on September 30, 2021, include $130,000,000 of financing under the Capital Call Facility maturing in less than one year and $137,500,000 of financing under the Revolving Credit Facility maturing in three to five years.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Capital Call Facility	$125,000,000	$125,000,000	$—	$—	$—
Revolving Credit Facility	$137,500,000	$—	$—	$137,500,000	$—

Total Contractual Obligations	$262,500,000	$125,000,000	$—	$137,500,000	$—

Hedging

In connection with certain portfolio investments, the Company may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while the Company may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors may result in a poorer overall performance for the Company than if it had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions through the nine months ended September 30, 2021.

Critical Accounting Policies

This discussion of the Company’s operating plan is based upon the Company’s financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, the Company describes its critical accounting policies in the notes to the Company’s financial statements.

Valuation of Investments

The Company will measure the value of the Company’s investments in accordance with fair value accounting guidance promulgated under U.S. GAAP, which establishes a hierarchical disclosure framework which ranks the observability inputs used in measuring financial instruments at fair value. See the Notes to Financial Statements for a description of the hierarchy for fair value measurements and a description of the Company’s valuation procedures.

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

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2021 (the end of the period covered by this report), our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of September 30, 2021.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of September 30, 2021.

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

Recent Developments

From October 1, 2021 through November 12, 2021, the Company has committed approximately $357 million of new and incremental investments. This includes transactions that have closed or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore the Company believes are likely to close. From October 1, 2021 through November 12, 2021, the Company exited approximately $8 million of investment commitments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None

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

Stone Point Credit Corporation

Date: November 12, 2021	By:	/s/ Scott Bronner
Name: Scott Bronner
Title: Principal Executive Officer

Date: November 12, 2021	By:	/s/ Gene Basov
Name: Gene Basov
Title: Principal Financial Officer