Form 10-K
period 2021-12-31
Stone Point Credit Corp
filed 2022-03-30
CIK 1825384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

The issuer had 29,914,749 shares of common stock, $0.001 par value per share, outstanding as of March 28, 2022.

Stone Point Credit Corporation

FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 2021

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Unless indicated otherwise, the “Company,” “we,” “us,” and “our” refer to Stone Point Credit Corporation, and the “Adviser” refers to Stone Point Credit Adviser LLC, an affiliate of Stone Point Capital LLC (“Stone Point Capital” together with the Adviser and its credit-focused affiliates, as applicable, “Stone Point Credit”). This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•

risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of the current Coronavirus (also referred to as “COVID-19” or “Coronavirus”) pandemic;

•

general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with our Adviser and its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives, including as a result of the Coronavirus pandemic

•	the use of borrowed money to finance a portion of our investments

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

•	the effect of changes in tax laws and regulations and interpretations thereof; and

•	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this report.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

You should understand that under Section 27A(b)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.

Summary of Risk Factors

Investing in the Company’s common stock (the “Common Stock”) involves a high degree of risk. Some, but not all, of the risks and uncertainties that the Company faces are summarized below. Please refer to “Item 1A Risk Factors” for a more fulsome description of each risk.

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

•	The Company may make follow-on investments in certain portfolio companies or have the opportunity to increase an investment in certain portfolio companies.

•	The Company may, subject to the limitations described herein, incur leverage in connection with its operations, collateralized by its assets and/or capital commitments.

•	General interest rate fluctuations may have a substantial negative impact on the Company’s investments, the value of the Company’s common stock and the Company’s rate of return on invested capital.

•	The discontinuation of London InterBank Offered Rate (“LIBOR”) may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.

•

In connection with certain portfolio investments, the Company may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates.

•	The Adviser and its affiliates may have actual and potential conflicts of interest.

Risks Relating to the Company’s Investments

•	The Company expects to invest primarily by making loans.

•	The Company will acquire a significant percentage of its portfolio company investments from privately held companies in directly negotiated transactions.

•	Investments in private and middle-market companies involves a number of significant risks.

•	The Company’s investment portfolio may contain securities or instruments issued by publicly held companies.

•

The Company will accept subscriptions and will maintain books and records in dollars although the Company may invest a portion of capital outside of the United States (and in various foreign currencies).

•

The Company’s investments will be subject to various risks, particularly the risk that the Company will be unable to realize its investment objectives by sale or other disposition at attractive prices or be unable to complete any exit strategy.

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

PART I.

Item 1. Business

The Company – Stone Point Credit Corporation

Stone Point Credit Corporation (the “Company” or “we”) is a specialty finance company focused on lending to middle market companies. We are an externally-managed closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes we have elected to be treated and intend to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. No assurance can be given that our investment objective will be achieved, and investment results may vary substantially on a monthly, quarterly and annual basis. Stone Point Credit Adviser LLC (the “Adviser” or together with its credit-focused affiliates, as applicable “Stone Point Credit”) believes that our investment objective can be achieved by primarily investing in senior secured debt, including first lien, second lien and unitranche debt, or unsecured loans and, to a lesser extent, subordinated loans, mezzanine loans and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. We may invest without limit in originated or syndicated debt. The Adviser is an affiliate of Stone Point Capital LLC (“Stone Point Capital” or together with Stone Point Credit and Stone Point Capital’s other affiliates, as applicable, “Stone Point” or the “Firm”).

The instruments in which we invest typically are not rated by any rating agency, but the Adviser believes that if such instruments were rated, they would be below investment grade, which is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Investments that are rated below investment grade are sometimes referred to as “high yield bonds,” “junk bonds” or “leveraged loans.” Therefore, our investments may result in an above average amount of risk and volatility or loss of principal.

The Adviser believes that the current market environment presents an attractive investment opportunity for the Company. Private equity sponsors have unprecedented levels of capital available for investment, which the Adviser believes will continue to drive demand for direct lending over the coming years as private equity firms seek to deploy capital through leveraged buyouts. In addition to favorable market dynamics, the Adviser believes the Investment Team’s extensive network of contacts and targeted outbound search model, combined with Stone Point’s reputation and record as a leader in investing in the financial services industry, provides the Company with a significant competitive advantage in sourcing attractive investment opportunities.

Corporate Structure

The Company was formed as Stone Point Capital Credit LLC, a Delaware limited liability company, on September 8, 2020. On December 1, 2020, in connection with its election to be regulated as a BDC, the Company changed its name and converted to Stone Point Credit Corporation, a Delaware corporation, and the member of Stone Point Capital Credit LLC became the sole Shareholder of Stone Point Credit Corporation.

The Adviser – Stone Point Credit Adviser LLC

Subject to the supervision of the Board of Directors (the “Board”), pursuant to an investment advisory agreement between the Company and the Adviser dated December 1, 2020 (the “Investment Advisory Agreement”), the Adviser manages the day-to-day operations of the Company and provides the Company with investment advisory and management services. The Adviser is an affiliate of Stone Point, which is an alternative investment management platform specializing in investments within the global financial services industry and related sectors with an investment track record of over 25 years. As of December 31, 2021, Stone Point had approximately $48 billion of assets under management, including approximately $3.5 billion managed by the Adviser.

Pursuant to a resource sharing agreement between Stone Point Capital and the Adviser (the “Resource Sharing Agreement”), Stone Point Capital makes the investment professionals on the credit investment team (the “Stone Point Credit Investment Team”) available to the Adviser for purposes of originating and identifying investment opportunities, conducting research and due diligence on prospective investments, analyzing and underwriting investment opportunities, structuring investments and monitoring and servicing the Company’s investments in accordance with the services provided by the Adviser under the Investment Advisory Agreement (“Credit Activities”). On an as needed basis, certain other investment professionals on the Stone Point Capital private equity investment team (the “Stone Point Capital Private Equity Team” and together with the Stone Point Credit Investment Team, the “Investment Team”) contribute a portion of their time, effort and expertise to support Credit Activities. The Stone Point Credit Investment Team employs a blend of top-down and bottom-up analysis. The senior members of the Stone Point Credit Investment Team have been actively involved in the alternative credit investing market for many years and have built strong relationships with private equity sponsors, banks and financial intermediaries. As of December 31, 2021, the Investment Team was comprised of approximately 75 investment professionals. A majority of the Investment Team is focused in the private equity markets; however, Stone Point intends to continue to expand the dedicated Stone Point Credit Investment Team to support the ongoing growth of the BDC and expansion of Credit Activities. As of December 31, 2021, the Credit Investment Team was comprised of approximately 10 dedicated investment professionals. In addition, the Investment Team is supported by finance, tax, operational, administrative, legal, compliance, investor relations, business development and information technology professionals. Certain of these individuals have additional responsibilities other than those relating to the Company, including other credit products sponsored by Stone Point Credit and private equity products sponsored by Stone Point Capital, but allocate a portion of their time in support of the Company’s business and investment objective.

The Adviser’s investment committee servicing the Company is comprised of Scott J. Bronner, James D. Carey, Eric L. Rosenzweig, David J. Wermuth and Nicolas D. Zerbib (the “Investment Committee”), who bring substantial private equity, investment banking, insurance, government and executive management experience. The Investment Committee is responsible for making all investment and disposition decisions subject to the supervision of the Board, a majority of which is made up of Independent Directors.

The Adviser believes that the Investment Team’s and Investment Committee’s extensive network of contacts, which includes financial sponsors, debt investors, banks and specialty lenders, as well as the Adviser’s targeted outbound search model and its reputation and record as a leader in investing in the financial services industry, provide the Company with a significant competitive advantage in sourcing and underwriting attractive investment opportunities. Stone Point has created a network in sourcing, monitoring and workouts/restructuring that may be utilized by the Adviser as needed in managing the Company’s investments.

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

History of Stone Point

Stone Point Capital has a history of successfully investing in the global financial services industry over a period of more than thirty years. The platform began in 1985 and operated as MMC Capital under the ownership of Marsh & McLennan Companies, Inc. until 2005. Current Managing Directors of Stone Point Capital led the management of MMC Capital from 1998 until 2005, when they formed Stone Point Capital to acquire the business from Marsh & McLennan. Between 1985 and 1993, Stone Point Capital continued to execute a strategy of investing in property & casualty underwriting businesses on an opportunistic basis as market opportunities were identified. In 1994, Stone Point Capital formed its first private equity fund, Trident I, with committed capital to invest in underwriting companies operating principally within the insurance industry. During the last twenty five years, the scope of investment activities has broadened to include other financial services companies, including companies in the following sectors: insurance distribution and services, life insurance underwriting, property & casualty insurance underwriting, insurance run-off, banking institutions, business services and technology, HR and employer services, specialty finance and non-bank lenders, real estate finance and services, managed care and healthcare services, asset and wealth management, and advisory, broker-dealers and merchant trading. Stone Point Capital’s expertise, reputation and contacts have enabled it to identify, evaluate and respond quickly to market opportunities, and to work actively in partnership with managers to enhance the value of portfolio companies in numerous segments within the financial services industry.

In 2020, current Managing Directors of Stone Point Capital formed Stone Point Credit to assume responsibility for managing the corporate and consumer credit-focused investment vehicles managed by Stone Point Capital. Stone Point Credit has raised and manages a full suite of credit strategies, which are accessible through commingled funds and customized separately managed accounts. Stone Point Credit seeks to leverage the Firm’s deep industry expertise and extensive network to pursue credit-oriented investment opportunities across the financial services, business services, software and technology, and healthcare services sectors. As of December 31, 2021, the Adviser had aggregate committed capital of approximately $3 billion.

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

The Company generally expects to invest in middle market companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $30 million and $125 million annually, and/or annual revenue of $75 million to $1.5 billion. Typical middle market senior loans may be issued by middle market companies in the context of leveraged buyouts, acquisitions, debt refinancings, recapitalizations, and other similar transactions. Notwithstanding the foregoing, the Adviser may determine whether companies qualify as “middle market” in its sole discretion, and the Company may from time to time invest in larger or smaller companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. The Company’s target credit investments typically have maturities between 3 and 6 years and generally range in size between $20 million and $100 million. The investment size will vary with the size of the Company’s capital base. The Company has adopted a non-fundamental policy to invest, under normal market conditions, at least 75% of the value of its total assets (measured at the time of each such investment taking into account certain initial assumptions regarding the expected amount of total assets of the Company once fully invested) in portfolio companies that are in the financial services, business services, software and technology or healthcare services sectors. The remaining 25% of the value of the Company’s total assets (measured at the time of each such investment taking into account certain initial assumptions regarding the expected amount of total assets of the Company once fully invested) may be invested across a wide range of sectors (although the Company expects to avoid businesses which at the time of the Company’s investment participate in certain sectors such as payday lending, pawn shops, automobile title and tax refund anticipation loans, credit repair services, strip mining, drug paraphernalia, marijuana related businesses, tax evasion gaming and pornography).

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

Disciplined Underwriting Process. The Adviser seeks investment opportunities that it believes are attractive using a rigorous “top-down” and “bottom-up” process. The Adviser regularly evaluates and selects sectors on which to focus based on an investment thesis (top-down approach) and designates a team of investment professionals to identify leading companies and managers in these sectors (bottom-up approach). For more than 70 identified sectors of the financial services industry, this process includes:

•	Firm-wide discussions to prioritize the identified sectors

•	Dedicating small teams of investment professionals to study these sectors

•	Interaction with industry experts and attendance at key industry conferences

•	Proactive outbound calling efforts and meetings with private equity sponsors and management teams

The Adviser employs a “triangulation” approach in evaluating the quality of a credit, focused on borrower characteristics, loan structure and quality of sponsorship. The Adviser generally seeks to invest in companies that are led by experienced management teams, have market-leading positions and high barriers to entry, and generate predictable free cash flow across market cycles. In structuring a loan, the Adviser generally focuses on determining appropriate leverage levels (with a significant focus on adjustments and free cash flow), ensuring sufficient minimum sponsor equity and seeking to mitigate downside risk through structural protections. Finally, the Adviser seeks to invest in companies with strong financial sponsor ownership, focused on underwriting a sponsor’s ability to support the borrower.

Sector Focus. The Company makes its investments primarily in sectors in which Stone Point has developed a longstanding network and can leverage real-time insights from private portfolio companies to provide a discernible origination and underwriting edge. The Adviser currently focuses the Company’s investments in the financial services, business services, software and technology, and healthcare services sectors. As a result of this specialization by the Investment Team at the Adviser, the Adviser believes that it is well positioned to source proprietary deals and evaluate a broad range of investments with a deep understanding of the market dynamics and cycles for these sectors.

Further, the Adviser believes the Company’s focus on the financial services, business services, software and technology, and healthcare services sectors provides strong downside protection, given the low default rates in these industries, as well as Stone Point’s investment experience. The Company’s targeted sectors have performed well across market cycles, consistently generating lower cumulative default rates compared with non-financial sectors, which should contribute to enhanced risk-adjusted returns.

Ability to Leverage Stone Point’s Highly Experienced Investment Team. The Adviser intends to utilize Stone Point Capital’s significant resources and expertise throughout the life cycle of each investment to support the Stone Point Credit Investment Team’s Credit Activities. On an as-needed basis, certain other investment professionals contribute a portion of their time, effort and expertise to support Credit Activities. Stone Point Capital has a long, successful record of making investments and managing businesses in the financial services industry. Stone Point Capital has raised nine private equity funds with an investment track record of over 25 years and a focus on investments in companies in the global financial services industry and related sectors. Stone Point Capital and its affiliates have invested in 26 asset management platforms over 15 years and Stone Point believes that its experience investing in and building businesses across a variety of credit strategies, positions the Company for success in the direct lending middle market. The Stone Point Credit Investment Team is responsible for making all investment and disposition recommendations to the Investment Committee. The Investment Committee makes all investment and disposition decisions, subject to Board oversight. As of December 31, 2021, the Investment Team is comprised of approximately 75 investment professionals, operating partners and senior advisors who bring to Stone Point considerable experience with Stone Point and/or from other leading private equity, private debt, investment banking, financial services, corporate law, and accounting firms. A majority of the Investment Team is focused in the private equity markets; however, Stone Point intends to continue to expand the dedicated Stone Point Credit Investment Team to support the ongoing growth of the BDC and expansion of the Credit Activities. As of December 31, 2021, the Credit Investment Team was comprised of approximately 10 dedicated investment professionals.

Highly Experienced Investment Committee1. The Investment Committee for the Adviser is comprised of Scott J. Bronner, James D. Carey, Eric L. Rosenzweig, David J. Wermuth and Nicolas D. Zerbib. The Investment Committee currently leads the investment activities of the Credit Funds and has worked together at Stone Point for more than ten years investing across multiple credit cycles and different investing environments.

[1]

From the Commencement of Operations through February 28, 2022, the Investment Committee for the Adviser was comprised of James D. Carey, Charles A. Davis, Stephen Friedman, David J. Wermuth and Nicolas D. Zerbib. Effective March 1, 2022, Scott J. Bronner and Eric L. Rosenzweig joined the Investment Committee and Charles A. Davis and Stephen Friedman have each assumed an advisory role to the Investment Committee.

•

Mr. Bronner is the President of the Company, a Managing Director of Stone Point, and a member of the Investment Committee, Allocation Committee and Valuation Committee of the Adviser. Prior to joining the Firm in 2009, he was in the Private Equity Division at Lehman Brothers Inc.

•

Mr. Carey is a Managing Director of Stone Point, a member of the Investment Committees of the Adviser and the Trident Funds, and a member of the Allocation Committee of the Adviser. Prior to joining the Firm in 1997, he was in the Financial Institutions Investment Banking Group at Merrill Lynch & Co. and prior to that time was an attorney with Kelley Drye & Warren LLP.

•

Mr. Rosenzweig is a Managing Director of Stone Point and a member of the Investment Committee of the Adviser. Prior to joining the Firm in 2006, he was in the Financial Institutions Investment Banking Group at UBS Investment Bank.

•

Mr. Wermuth is the Chairman of the Company, a Managing Director and the General Counsel of Stone Point, a member of the Investment Committees of the Adviser and the Trident Funds, and a member of the Allocation Committee and Valuation Committee of the Adviser. Prior to joining the Firm in 1999, he was an attorney specializing in mergers and acquisitions at Cleary, Gottlieb, Steen & Hamilton LLP and prior to that time an auditor for KPMG Peat Marwick.

•

Mr. Zerbib is a Managing Director of Stone Point, a member of the Investment Committees of the Adviser and the Trident Funds, and a member of the Valuation Committee of the Adviser. Prior to joining the Firm in 1998, he was in the Financial Institutions Group at Goldman Sachs.

All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments. This senior management team is supported by a team of investment professionals, operating partners and senior advisors who bring to Stone Point considerable experience with Stone Point and/or from other leading private equity, investment banking, financial services, corporate law and accounting firms.

The following table sets forth the experience of the Adviser’s Investment Committee.

The Adviser’s Investment Committee	Years in Financial Services	Years at Stone Point
Scott J. Bronner, Managing Director Member of the Investment Committee	15	13
James D. Carey, Managing Director Member of the Investment Committee	28	25
Eric L. Rosenzweig, Managing Director Member of the Investment Committee	17	15
David J. Wermuth, Managing Director, General Counsel Member of the Investment Committee	25	22
Nicolas D. Zerbib, Managing Director Member of the Investment Committee	26	23

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

Base Management Fee

The Company pays to the Adviser an asset-based fee (the “Management Fee”) for management services in an amount equal to an annual rate of 1.30% of the average value of the Company’s gross assets (excluding cash and cash equivalents) as of the last day of the most recently completed calendar quarter and the last day of the immediately preceding calendar quarter payable quarterly in arrears. The Management Fee for any partial quarter is appropriately prorated based on the actual number of days elapsed during such partial quarter as a fraction of the number of days in the relevant calendar year.

Incentive Fee

Beginning on the fourth anniversary of the date on which Shareholders are required to fund their initial drawdown (the “Incentive Commencement Date”), the Company will pay the Adviser an incentive fee (“Incentive Fee”) as set forth below. The Incentive Fee will consist of two parts. The first part (the “Investment Income Incentive Fee”) will be calculated and payable following the Incentive Commencement Date on a quarterly basis, in arrears, and will equal 15% of “pre-incentive fee net investment income” for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.75% (i.e., 7% annualized) measured on a quarterly basis. For purposes of computing the initial installment of the Investment Income Incentive Fee, if the Incentive Commencement Date does not fall on the first day of a calendar quarter, then the initial payment of the Investment Income Incentive Fee shall be payable for the period that commences on the Incentive Commencement Date through the last day of the first complete calendar quarter immediately following the Incentive Commencement Date and, thereafter, at the end of each subsequent calendar quarter as described above. The second part (the “Capital Gains Incentive Fee”) will be an annual fee that will also commence with the period beginning on the Incentive Commencement Date and will be determined and payable following the Incentive Commencement Date, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 15% of realized capital gains, if any, determined on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees. For the purpose of computing the Capital Gains Incentive Fees, the calculation methodology will look through derivative financial instruments or swaps as if the Company owned the reference assets directly.

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

The Administrator; Sub-Administrator

Stone Point Credit Adviser LLC also serves as the administrator of the Company (in such capacity, the “Administrator”). Subject to the supervision of the Board, the Administrator provides the administrative services necessary for the Company to operate and the Company utilizes the Administrator’s office facilities, equipment and recordkeeping services. In addition, the Company will reimburse the Administrator for the fees and expenses associated with performing compliance functions, and the Company’s allocable portion of the compensation of certain of the Company’s officers, including the Company’s Chief Financial Officer, Chief Compliance Officer and any support staff. The Company reimburses the Administrator for all reasonable costs and expenses incurred by the Administrator in providing these services, facilities and personnel, as provided by the administration agreement by and between the Company and the Administrator (the “Administration Agreement”). There is no separate fee paid in connection with the services provided under the Administration Agreement. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties, and the Company reimburses the expenses of these parties incurred directly and/or paid by the Administrator on the Company’s behalf. The Administrator may elect to waive certain charges that would have otherwise been eligible for reimbursement under the terms of the Administration Agreement which will not be subject to recoupment.

The Administrator has entered into a sub-administration agreement (the “Sub-Administration Agreement”) with U.S. Bank Global Fund Services (the “Sub-Administrator”) under which the Sub-Administrator provides various accounting and other administrative services with respect to the Company. The Company pays the Sub-Administrator fees for services the Adviser determines are commercially reasonable in its sole discretion. The Company also reimburses the Sub-Administrator for all reasonable expenses. To the extent that the Sub-Administrator outsources any of its functions, the Sub-Administrator pays any compensation associated with such functions. The cost of such compensation, and any other costs or expenses under the Sub-Administration Agreement, is in addition to the cost of any services borne by the Company under the Administration Agreement.

Expenses

The Company’s primary operating expenses include the payment of fees to the Adviser under the Investment Advisory Agreement, the Company’s allocable portion of overhead expenses under the Administration Agreement, and all other costs and expenses relating to the Company’s operations and transactions, including: operational and organizational costs; the costs of any public offerings of the Company’s Common Stock and other securities, including registration and listing fees; the cost of calculating the Company’s net asset value, including the cost and expenses of third-party valuation services; fees and expenses payable to third parties relating to evaluating, making and disposing of investments, including the Adviser’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments, monitoring investments and, if necessary, enforcing the Company’s rights; interest payable on debt and other borrowing costs, if any, incurred to finance the Company’s investments; costs of effecting sales and repurchases of the Company’s Common Stock and other securities; the base Management Fee and any incentive fee; distributions on the Company’s Common Stock; transfer agent and custody fees and expenses; the allocated costs incurred by the Administrator in providing managerial assistance to those portfolio companies that request it; other expenses incurred by the Administrator, the Adviser or the Company in connection with administering the Company’s business, including payments made to third-party providers of goods or services; brokerage fees and commissions; federal and state registration fees; U.S. federal, state and local taxes; independent directors’ fees and expenses; costs associated with the Company’s reporting and compliance obligations under the 1940 Act and applicable U.S. federal and state securities laws; costs of any reports, proxy statements or other notices to Shareholders, including printing costs; costs of holding Shareholder meetings; the Company’s fidelity bond; directors’ and officers’ errors and omissions liability insurance, and any other insurance premiums; litigation, indemnification and other non-recurring or extraordinary expenses; direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, staff, audit, compliance, tax and legal costs; fees and expenses associated with marketing efforts; dues, fees and charges of any trade association of which the Company is a member; and all other expenses reasonably incurred by the Company, the Administrator or the Sub-Administrator in connection with administering the Company’s business.

The Company makes use of certain “mixed-use” services, products and resources that are utilized by the Adviser to provide investment advisory and administrative services to other clients or for proprietary purposes, including but not limited to research and information services, information technology services and software platforms, and third-party service providers. To the extent that the cost of such services may be borne in part by the Company as an operating expense, the Administrator may use various methodologies to determine the Company’s allocable portion of the total cost of such service, product or resource, including but not limited to allocating between the Company and other clients pro rata based on number of clients receiving such services, proportionately in accordance with asset size, or on such other basis that the Administrator determines to be fair and equitable under the circumstances.

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

Prior to an Exchange Listing, the Company uses newly issued shares of Common Stock to implement the DRIP. Shares of Common Stock are issued at a price per share equal to the most recent net asset value per share determined by the Board.

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

The Company does not intend to acquire securities issued by any investment company whereby the Company’s investment would exceed the limits imposed by the 1940 Act. Under those limits, the Company generally cannot acquire more than (i) 3% of the total outstanding voting stock of any investment company, (ii) invest more than 5% of the value of the Company’s total assets in the securities of one investment company, or (iii) invest more than 10% of the value of the Company’s total assets in the securities of investment companies in general. These limitations do not apply where the Company (i) makes investments through a subsidiary or (ii) acquires interests in a money market fund as long as the Company does not pay a sales charge or service fee in connection with the purchase. In October 2020, the SEC adopted certain regulatory changes related to the ability of investment companies, including BDCs, to invest in other investment companies in excess of the limits imposed by the 1940 Act. These changes include, among other things, the adoption of Rule 12d1-4 under the 1940 Act. Under Rule 12d1-4, the Company may acquire securities issued by any investment company in excess of the limits imposed by the 1940 Act as long as the Company complies with the conditions of Rule 12d1-4, which include, among other things, certain post-acquisition limits on control and voting of any acquired RIC. The portion of the Company’s portfolio invested in securities issued by investment companies, if any, ordinarily will subject Shareholders to additional expenses. The Company’s investment portfolio is also subject to diversification requirements by virtue of the Company’s intention to be a RIC for U.S. tax purposes.

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

Code of Ethics

The Company and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by the Company’s personnel. These codes of ethics generally do not permit investments by the Company’s and the Adviser’s personnel in securities that may be purchased or sold by the Company.

Compliance Policies and Procedures

The Company and the Adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures. Sandra Forman currently serves as the Company’s Chief Compliance Officer.

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

Privacy Principles

The Adviser considers privacy to be fundamental to its relationship with its Shareholders. The Company is committed to maintaining the confidentiality, integrity and security of a Shareholder’s non-public personal information. Accordingly, the Company has implemented internal policies and practices to protect the confidentiality of non-public personal information while still meeting investor needs. The Company is providing this notice to investors to describe what kinds of information the Company collects about investors and the circumstances in which that information may be disclosed to third parties.

Reporting Obligations

The Company will furnish the Shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as the Company determines to be appropriate or as may be required by law. The Company is required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act. Shareholders and the public may view materials the Company files with the SEC free of charge on its website (http://www.sec.gov) or by contacting the Company’s investor relations department at SPCreditIR@stonepoint.com.

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

Election to be Taxed as a RIC

The Company has elected to be treated for the year ended December 31, 2020, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any income or gains that the Company timely distributes as dividends to Shareholders. Rather, dividends the Company distributes generally will be taxable to Shareholders, and any net operating losses, foreign tax credits and other of the Company’s tax attributes generally will not pass through to Shareholders, subject to special rules for certain items such as net capital gains and qualified dividend income the Company recognizes. To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify as a RIC, the Company must timely distribute dividends to Shareholders of an amount generally at least equal to 90% of the Company’s investment company taxable income (determined without regard to the dividends paid deduction), which is generally the Company’s net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year (the “Annual Distribution Requirement”).

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

Under Section 988 of the Code, gains or losses attributable to fluctuations in exchange rates between the time the Company accrues income, expenses or other liabilities denominated in a foreign currency and the time the Company actually collects such income or pay such expenses or liabilities are generally treated as ordinary income or loss. Similarly, gains or losses on foreign currency-denominated forward, futures, and option contracts, as well as certain other financial instruments, and the disposition of debt obligations denominated in a foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.

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

RIC related Tax Risks

The Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain RIC tax treatment under the Code, the Company must meet, amongst other requirements, requirements related to annual distributions, source of income and asset diversification. Failure to meet these requirements may result in the Company having to dispose of certain investments quickly in order to prevent the loss of RIC status. If the Company fails to qualify for or maintain RIC tax treatment for any reason and is subject to corporate federal income tax, the resulting corporate taxes could substantially reduce its net assets, the amount of income available for distribution, and the amount of its distributions. See “Material U.S. Federal Income Tax Considerations – Taxation as a RIC.”

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

Stock Dividend

Although the Company currently does not intend to do so, the Company may declare a large portion of a dividend in shares of the Company’s stock at the election of each Shareholder. Revenue Procedures issued by the IRS allow a publicly offered RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all Shareholders is required to be at least 10% of the total distribution, for distributions declared on or before December 31, 2021, and at least 20% of the aggregate declared distribution for distributions declared on or after January 1, 2022. The Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Shareholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes. As a result, Shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. It is unclear whether the Company will be a publicly offered RIC and to what extent the Company will be able to pay taxable dividends in cash and Common Stock (whether pursuant to IRS Revenue Procedures, a private letter ruling or otherwise).

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

ESG

The Company’s business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. The Company risks damage to its brand and reputation if it fails to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in its investment processes. Adverse incidents with respect to ESG activities could impact the value of the Company’s brand, the cost of its operations and relationships with Shareholders and potential investors, all of which could adversely affect the Company’s business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect the Company’s business. The Company recognizes that a responsible approach to investing which takes into account ESG issues is an important element of its investment strategy. The Company is committed to considering material ESG issues relevant to its investment strategy in the course of its due diligence. In this regard, effective as of January 1, 2022, the Adviser has developed a Responsible Investment Policy and certain tools to assist the investment team in evaluating ESG risks on a pre-investment basis to determine the potential materiality of any downside risks. The Adviser’s ESG-related materiality considerations include, but are not limited to, environmental liabilities, physical impacts of climate change, data security and the protection of customer information, labor practices, diversity, equity and inclusion practices, and compliance with applicable laws and regulations. Where material ESG risks are identified during its initial due diligence with respect to a portfolio company, the Adviser will incorporate such risks into its investment analysis and decision-making process.

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

Co-investment with Third Parties

The Company may co-invest in portfolio companies with third parties (including, in certain circumstances, investment funds, accounts and investment vehicles managed by the Adviser and certain of its affiliates) through partnerships, joint ventures or other arrangements. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that a third party co-venturer or partner may at any time have economic or business interests or goals that are inconsistent with those of the Company or may be in a position to take action contrary to the Company’s investment objectives. In addition, the Company may under certain circumstances be liable for actions of their third-party co-venturers or partners.

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without the prior approval of the directors who are not interested persons and, in some cases, the prior approval of the SEC. The Company has submitted an application to the SEC for certain exemptive relief that, if granted by the SEC, would permit the Company to co-invest alongside other funds/vehicles managed by the Adviser or certain of its affiliates, or alongside the Adviser or certain of its affiliates in a principal capacity, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors (the “Order”). Consistent with orders previously granted by the SEC, the

Company expects the Order to provide that, in connection with any co-investment transaction, the Company will receive its pro rata share of any transaction fees, based on its relative share of the amount invested or committed, as applicable, in the transaction. The Adviser’s investment allocation policy seeks to ensure equitable allocation of investment opportunities between the Company and Credit Funds and certain affiliates of the Adviser. While an affiliated broker-dealer or other financial affiliate (“Financial Affiliate”) of the Adviser from time to time may be permitted, subject to the terms of the Order, to participate as principal in a co-investment transaction in which the Company also participates, in no event will the Financial Affiliate acquire any such investment at a price more favorable than that offered to the Company. As a result of the exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other Credit Funds that could avail themselves of the exemptive relief.

In situations when co-investment with other Credit Funds is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of any exemptive relief granted to the Company by the SEC, the Adviser and/or its affiliates will need to decide which client or clients will proceed with the investment.

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

Follow-On Investments

The Company may make follow-on investments in certain portfolio companies or have the opportunity to increase an investment in certain portfolio companies. There can be no assurance that the Company will wish to make follow-on investments or that it will have sufficient funds to do so. Any decision by the Company not to make follow-on investments or its inability to make them may have a substantial negative impact on a portfolio company in need of such an investment or may diminish the Company’s ability to influence the portfolio company’s future development. The Company’s ability to make follow-on investments may also be limited by the Adviser’s allocation policies and procedures. In situations where co-investment with other clients of the Adviser or its affiliates is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the Order (if granted), the Adviser will need to decide which client or clients will proceed with the investment. Under the Adviser’s allocation policy, the Adviser is required to allocate follow-on investments in portfolio companies based on the order in which the Company invested in such portfolio companies, with priority to the Company’s earlier investments.

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

Leverage magnifies the potential for loss on investments in the Company’s indebtedness and on invested equity capital. As the Company uses leverage to partially finance its investments, Shareholders experience increased risks of investing in the Company’s securities. If the value of the Company’s assets increases, then leveraging would cause the net asset value attributable to the Common Stock to increase more sharply than it would have had the Company not leveraged. Conversely, if the value of the Company’s assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had the Company not leveraged its business. Similarly, any increase in the Company’s income in excess of interest payable on the borrowed funds would cause the Company’s net investment income to increase more than it would without the leverage, while any decrease in the Company’s income would cause net investment income to decline more sharply than it would have had the Company not borrowed. Such a decline could negatively affect the Company’s ability to pay dividends on its Common Stock, scheduled debt payments or other payments related to the Company’s securities.

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

LIBOR

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and has been widely used as a reference for setting the interest rate on loans globally. We generally expect to use an alternative reference rate as the reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using the alternative reference rate. The terms of our debt investments generally include minimum interest rate floors which are calculated based on the applicable alternative reference rate.

On March 5, 2021, the United Kingdom’s Financial Conduct Authority announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021 for all four non-U.S. dollar (“USD”) LIBORs (British Pound, Euro, Swiss Franc and Japanese Yen) and for one-week and two-month USD LIBOR settings and (ii) immediately after June 30, 2023 for the remaining USD LIBOR settings. In addition, in connection with supervisory guidance from U.S. regulators, some U.S. regulated entities will cease to enter into most new LIBOR contracts after January 1, 2022. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for LIBOR. To identify a successor rate for USD LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”), or other rates derived from SOFR, as its preferred alternative rate for USD LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR or any other alternative reference rates that may be enacted in the United States, United Kingdom or elsewhere.

The elimination of LIBOR, the adoption of one or more alternative reference rates such as SOFR or any other changes or reforms to the determination or supervision of LIBOR or any of these alternative reference rates could have an adverse impact on the market for or value of any securities, loans, and other financial obligations or extensions of credit held by or due to the Company linked to any such reference rate or on the Company’s overall financial condition or results of operations. In addition, the Company may need to renegotiate any credit agreements extending beyond 2021 with portfolio companies that utilize LIBOR as a factor in determining the interest rate that may be in place at such time, in order to replace LIBOR with an alternative reference rate, which may have an adverse effect on the Company’s overall financial condition or results of operations. Following the replacement of LIBOR or as a result of using any alternative reference rate, some or all of the Company’s credit agreements in place at such time may bear interest a lower interest rate then would have otherwise been in effect had use of LIBOR continued, which could have an adverse impact on the Company’s results of operations. Moreover, the Company may need to renegotiate certain terms of its credit facilities in place at such time. If the Company is unable to do so, amounts drawn under the Company’s credit facilities may bear interest at a higher rate, which would increase the cost of the Company’s borrowings and, in turn, affect the Company’s results of operations.

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

Economic and Political Environment

The U.S. economy has generally recovered from the depths of the 2008 financial crisis, however the impact of the outbreak of COVID-19 and Russia’s large-scale invasion of Ukraine, each, as discussed below, bring new uncertainty. The S&P 500 had reached new record levels and leverage loan and high yield issuance had surged as investors once again are pursuing yield in the protracted low interest rate environment. However, there has been substantial recent volatility in the markets, and it is not possible to predict how long this volatility will continue or what impact it will have on the Company or its investments. While there appear to be some similarities to the run-up to the financial crisis, there has also been a sweeping overhaul of the U.S. financial regulatory system, resulting in increased oversight, transparency and accountability. In general, corporations have strong balance sheets and record profitability, banks have more tangible capital to absorb losses and the housing market does not appear to be overheated. Regulatory changes and credit cycles lead to dislocations in the various markets in which the Company is expected to invest, and provide an ever-changing landscape that inevitably will be different from the ones faced in prior economic cycles.

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

Public Health Emergencies, Epidemics or Pandemics, Such as COVID-19, Terrorist Attacks, Acts of War, and Natural Disasters may Impact Our Portfolio Companies and Our Adviser and Harm Our Business, Operating Results and Financial Condition

Public health emergencies, epidemics or pandemics, terrorist acts, acts of war, and natural disasters or other similar events may disrupt the Company’s operations, as well as the operations of our portfolio companies and our Adviser. Such acts have created, and continue to create economic and political uncertainties and have contributed to recent global economic instability.

As of the date of this annual report on Form 10-K, there is an outbreak of COVID-19, which the World Health Organization has declared to constitute a “Public Health Emergency of International Concern.” The outbreak of COVID-19 has resulted in numerous deaths, adversely impacted global commercial activity, and contributed to significant volatility in certain equity, debt, derivatives and commodities markets. The U.S. capital markets have experienced extreme volatility and disruption that have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The extent and duration of such negative impact, to global markets as a whole, is as yet unknown. The global ramifications of the outbreak are rapidly evolving, and many countries have reacted by instituting (or strongly encouraging) quarantines, prohibitions on travel, the mandatory closure of offices, businesses, schools, retail stores, restaurants, hotels, courts and other public venues deemed “non-essential”, and other restrictive measures designed to help slow the spread of COVID-19. While several countries, as well as certain states in the United States, have begun to lift the public health restrictions with a view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Many businesses have implemented or are also implementing similar precautionary measures, including “work from home” protocols. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, are creating significant disruption in the global public and private markets, supply chains and economic activity and are especially impactful on transportation, hospitality, tourism, entertainment and other industries. Moreover, with the continued spread of COVID-19, governments and businesses are likely to take increasingly aggressive measures to help slow its spread. For this reason, among others, as COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession (which recessions some financial experts opine have already arrived), are increasingly uncertain and difficult to assess.

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

In addition, in February 2022, Russia launched a large-scale invasion of Ukraine. The extent and duration of Russian military action in the Ukraine, resulting economic sanctions and resulting future market disruptions, including declines in stock markets in Russia and elsewhere, decline in the value of the ruble against the U.S. dollar, or the rise in the price of oil, are impossible to predict, but could be significant. Any disruptions caused by the invasion of Ukraine or other actions (including cyberattacks and espionage) or disruptions resulting from actual or threatened responses to the invasion of Ukraine or other actions could cause disruptions to companies and markets globally, including our portfolio companies that have offices or locations in Europe or that have substantial business relationships with European or Russian companies or customers. Any such disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

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

Holders of the Company’s Common Stock

As of March 28, 2022, there were 56 holders of record of the Company’s Common Stock.

Valuation of Portfolio Securities

Valuations of investments are approved in accordance with valuation policies and procedures established by the Board at the end of each calendar quarter. In instances where there is no readily available market value, the Company’s investments are valued at fair value with the input of the Adviser’s Valuation Committee and an external, independent valuation firm that is retained to review the Company’s investments as needed. Investments for which market quotations are readily available may be priced by independent pricing services.

The Company’s investment portfolio is recorded at fair value as determined in good faith in accordance with procedures established by the Board (“Valuation Policy”) and, as a result, there is and will be uncertainty as to the value of the Company’s portfolio investments. Under the 1940 Act, the Company is required to carry its portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with procedures established by the Board. There is not a public market or active secondary market for many of the types of investments in privately held companies that the Company intends to hold and make. The Company’s investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors, if at all. As a result, these investments are valued quarterly at fair value as determined in good faith in accordance with the Valuation Policy approved by the Board.

The determination of fair value, and thus the amount of unrealized appreciation or depreciation the Company may recognize in any reporting period, is to a degree subjective, and the Adviser has a conflict of interest in making recommendations of fair value. The types of factors that may be considered in determining the fair values of the Company’s investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates, precedent transactions and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with the Valuation Policy approved by the Board may differ materially from the values that would have been used if an active market and market quotations existed for such investments. The Company’s net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that the Company ultimately realizes upon the disposal of such investments.

Distributions

The Company intends to pay quarterly distributions to the Company’s Shareholders out of assets legally available for distribution. The Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. To obtain and maintain the Company’s ability to be subject to tax as a RIC, the Company must, among other things, timely distribute to the Company’s Shareholders at least 90% of the Company’s investment company taxable income for each taxable year. Please refer to “Item 1. Business – Material U.S. Federal Income Tax Consequences” for further information regarding the tax treatment of the Company’s distributions and the tax consequences of the Company’s retention of net capital gains.

Reports to Shareholders

We plan to furnish our Shareholders with an annual report for each fiscal year ending December 31 containing financial statements audited by our independent public accounting firm. Additionally, we intend to continue to comply with the periodic reporting requirements of the Exchange Act.

Unregistered Sales of Equity Securities

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. Unless indicated otherwise, the “Company,” “we,” “us,” and “our” refer to Stone Point Credit Corporation, and the “Adviser” refers to Stone Point Credit Adviser LLC, an affiliate of Stone Point Capital LLC (“Stone Point Capital”) (together with the Adviser and their other affiliates, collectively, “Stone Point”).

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

Overview

We were incorporated under the laws of the State of Delaware on September 8, 2020. The Company has elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”) and has elected to be treated, and intends to qualify annually, as a regulated investment company for federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

As of December 31, 2021, the Company has called equity capital in the amount of $540 million. See “Subscriptions and Drawdowns” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates calling additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.

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

The Company generally expects to invest in middle market companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $30 million and $125 million annually, and/or annual revenue of $75 million to $1.5 billion. Typical middle market senior loans may be issued by middle market companies in the context of leveraged buyouts, acquisitions, debt refinancings, recapitalizations, and other similar transactions. Notwithstanding the foregoing, the Adviser may determine whether companies qualify as “middle market” in its sole discretion, and the Company may from time to time invest in larger or smaller companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. The Company’s target credit investments typically have maturities between 3 and 6 years and generally range in size between $20 million and $100 million. The investment size will vary with the size of the

Company’s capital base. The Company has adopted a non-fundamental policy to invest, under normal market conditions, at least 75% of the value of its total assets (measured at the time of each such investment taking into account certain initial assumptions regarding the expected amount of total assets of the Company once fully invested) in portfolio companies that are in the financial services, business services, software and technology or healthcare services sectors. The remaining 25% of the value of the Company’s total assets (measured at the time of each such investment taking into account certain initial assumptions regarding the expected amount of total assets of the Company once fully invested) may be invested across a wide range of sectors (although the Company expects to avoid businesses which at the time of the Company’s investment participate in certain sectors such as payday lending, pawn shops, automobile title and tax refund anticipation loans, credit repair services, strip mining, drug paraphernalia, marijuana related businesses, tax evasion gaming and pornography).

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

Disciplined Underwriting Process. The Adviser seeks investment opportunities that it believes are attractive using a rigorous “top-down” and “bottom-up” process. The Adviser regularly evaluates and selects sectors on which to focus based on an investment thesis (top-down approach) and designates a team of investment professionals to identify leading companies and managers in these sectors (bottom-up approach). For more than 70 identified sectors of the financial services industry, this process includes:

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

Sector Focus. The Company makes its investments primarily in sectors in which Stone Point has developed a longstanding network and can leverage real-time insights from private portfolio companies to provide a discernible origination and underwriting edge. The Adviser currently focuses the Company’s investments in the financial services, business services, software and technology, and healthcare services sectors. As a result of this specialization by the investment team at the Adviser, the Adviser believes that it is well positioned to source proprietary deals and evaluate a broad range of investments with a deep understanding of the market dynamics and cycles for these sectors.

Further, the Adviser believes the Company’s focus on the financial services, business services, software and technology, and healthcare services sectors provides strong downside protection, given the low default rates in these industries, as well as Stone Point’s investment experience. The Company’s targeted sectors have performed well across market cycles, consistently generating lower cumulative default rates compared with non-financial sectors, which should contribute to enhanced risk-adjusted returns.

Ability to Leverage Stone Point’s Highly Experienced Investment Team. The Adviser intends to utilize Stone Point Capital’s significant resources and expertise throughout the life cycle of each investment to support the Stone Point Credit Investment Team’s Credit Activities. On an as-needed basis, certain other investment professionals contribute a portion of their time, effort and expertise to support Credit Activities. Stone Point Capital has a long, successful record of making investments and managing businesses in the financial services industry. Stone Point Capital has raised nine private equity funds with an investment track record of over 25 years and a focus on investments in companies in the global financial services industry and related sectors. Stone Point Capital and its affiliates have invested in 26 asset management platforms over 15 years and Stone Point believes that its experience investing in and building businesses across a variety of credit strategies, positions the Company for success in the direct lending middle market. The Stone Point Credit Investment Team is responsible for making all investment and disposition recommendations to the Investment Committee. The Investment Committee makes all investment and disposition decisions, subject to Board oversight. As of December 31, 2021, the Investment Team is comprised of approximately 75 investment professionals, operating partners and senior advisors who bring to Stone Point considerable experience with Stone Point and/or from other leading private equity, private debt, investment banking, financial services, corporate law, and accounting firms. A majority of the Investment Team is focused in the private equity markets; however, Stone Point intends to continue to expand the dedicated Stone Point Credit Investment Team to support the ongoing growth of the BDC and expansion of the Credit Activities. As of December 31, 2021, the Credit Investment Team was comprised of approximately 10 dedicated investment professionals.

Highly Experienced Investment Committee2. The Investment Committee for the Adviser is comprised of Scott J. Bronner, James D. Carey, Eric L. Rosenzweig, David J. Wermuth and Nicolas D. Zerbib. The Investment Committee currently leads the investment activities of the Credit Funds and has worked together at Stone Point for more than ten years investing across multiple credit cycles and different investing environments.

•

Mr. Bronner is the President of the Company, a Managing Director of Stone Point, and a member of the Investment Committee, Allocation Committee and Valuation Committee of the Adviser. Prior to joining the Firm in 2009, he was in the Private Equity Division at Lehman Brothers Inc.

•

Mr. Carey is a Managing Director of Stone Point, a member of the Investment Committees of the Adviser and the Trident Funds, and a member of the Allocation Committee of the Adviser. Prior to joining the Firm in 1997, he was in the Financial Institutions Investment Banking Group at Merrill Lynch & Co. and prior to that time was an attorney with Kelley Drye & Warren LLP.

•

Mr. Rosenzweig is a Managing Director of Stone Point and a member of the Investment Committee of the Adviser. Prior to joining the Firm in 2006, he was in the Financial Institutions Investment Banking Group at UBS Investment Bank.

•

Mr. Wermuth is the Chairman of the Company, a Managing Director and the General Counsel of Stone Point, a member of the Investment Committees of the Adviser and the Trident Funds, and a member of the Allocation Committee and Valuation Committee of the Adviser. Prior to joining the Firm in 1999, he was an attorney specializing in mergers and acquisitions at Cleary, Gottlieb, Steen & Hamilton LLP and prior to that time an auditor for KPMG Peat Marwick.

•

Mr. Zerbib is a Managing Director of Stone Point, a member of the Investment Committees of the Adviser and the Trident Funds, and a member of the Valuation Committee of the Adviser. Prior to joining the Firm in 1998, he was in the Financial Institutions Group at Goldman Sachs.

All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments. This senior management team is supported by a team of investment professionals, operating partners and senior advisors who bring to Stone Point considerable experience with Stone Point and/or from other leading private equity, investment banking, financial services, corporate law and accounting firms.

[2]

From the Commencement of Operations through February 28, 2022, the Investment Committee for the Adviser was comprised of James D. Carey, Charles A. Davis, Stephen Friedman, David J. Wermuth and Nicolas D. Zerbib. Effective March 1, 2022, Scott J. Bronner and Eric L. Rosenzweig joined the Investment Committee and Charles A. Davis and Stephen Friedman have each assumed an advisory role to the Investment Committee.

The following table sets forth the experience of the Adviser’s Investment Committee.

The Adviser’s Investment Committee	Years in Financial Services	Years at Stone Point
Scott J. Bronner, Managing Director Member of the Investment Committee	15	13
James D. Carey, Managing Director Member of the Investment Committee	28	25
Eric L. Rosenzweig, Managing Director Member of the Investment Committee	17	15
David J. Wermuth, Managing Director, General Counsel Member of the Investment Committee	25	22
Nicolas D. Zerbib, Managing Director Member of the Investment Committee	26	23

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

Expenses

The Company’s day-to-day investment operations are managed by the Adviser, and services necessary for the Company’s business, including the origination and administration of its investment portfolio, are provided by individuals who are employees of the Adviser, Administrator, and Sub-Administrator, pursuant to the terms of the Investment Advisory Agreement, the Administration Agreement, and Sub-Administration Agreement. The Company will reimburse the Administrator for its allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement, including its allocable portion of the cost of certain of the Company’s officers and their respective staff, and the Adviser for certain expenses under the Investment Advisory Agreement. The Company bears its allocable portion of the compensation paid by Stone Point to the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staff (based on a percentage of time such individuals devote, on an estimated basis, to the Company’s business affairs). The Company bears all other costs and expenses of the Company’s operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) the Company’s allocable portion of overhead and other expenses incurred by Administrator in performing its administrative obligations under the Administration Agreement, (iii) fees for services rendered by the

Sub-Administrator that the Adviser determines are commercially reasonably; and (iv) all other expenses of its operations and transactions including, without limitation, those relating to:

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

•	interest expense and other costs associated with the Company’s indebtedness;

•	transfer agent, dividend reinvestment plan administrator, sub-administrator and custodial fees;

•	out-of-pocket fees and expenses associated with marketing efforts;

•	federal and state registration fees and any stock exchange listing fees;

•	U.S. federal, state and local taxes;

•	Independent Directors’ fees and expenses;

•	brokerage commissions and markups;

•	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

•	direct costs, such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs;

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

The Company has entered into credit facilities to partially fund the Company’s operations, and may incur costs and expenses including commitment, origination, legal and/or structuring fees and the related interest costs associated with any amounts borrowed. See “Revolving Credit Facility” under “Financial Condition, Liquidity and Capital Resources” below for further details.

The Company has had little operating history and therefore this statement concerning additional expenses is necessarily an estimate and may not match the Company’s actual results of operations in the future.

Leverage

The amount of leverage that the Company employs will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in the Small Business Credit Availability Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of December 31, 2021 and December 31, 2020, the Company’s asset coverage ratio was 186% and 243%, respectively.

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets or capital commitments as collateral to financing facilities.

Financial and Operating Highlights

	Year Ended December 31, 2021	For the Period September 8, 2020 (inception) through December 31, 2020
Total investment income	$32,106,052	$29,166
Total expenses	15,349,445	795,047

Net investment income (loss)	16,756,607	(765,881)

Total net realized gains (losses)	232,805	—
Total net change in unrealized appreciation (depreciation)	4,765,621	(2,209)

Net increase (decrease) in net assets resulting from operations	$21,755,033	$(768,090)

Per share information - basic and diluted:
Net investment income (loss)	$1.51	$(3.28)

Net increase (decrease) in net assets resulting from operations	$1.96	$(3.29)

Consolidated balance sheet data	As of December 31, 2021	As of December 31, 2020
Cash and cash equivalents	$15,096,474	$27,127,738
Investments at fair value	1,158,985,986	14,324,987
Total assets	1,183,075,390	41,853,260
Total debt (net of unamortized debt issuance costs)	629,540,377	16,464,016
Total liabilities	637,506,031	17,620,350
Total net assets	$545,569,359	$24,232,910
Net asset value per share	$20.14	$19.39
Other data:
Number of portfolio companies	40	2
Distributions declared per share	0.96	N/A
Total return based on net asset value [1]	8.91%	(3.05)%

[1]

Total return is based upon the change in net asset value per share between the opening and ending net asset values per share, assuming reinvestment of any distributions during the period. Total return is not annualized and does not include a sales load.

Portfolio and Investment Activity

Our investment activity for the year ended December 31, 2021 is presented below (information presented herein is at par value unless otherwise indicated).

Year Ended December 31, 2021
New investment commitments:
Total new investment commitments	$1,414,287,523

Principal amount of investments funded:
First lien loans	$1,039,784,084
Second lien loans	136,250,000
Unsecured notes	25,000,000
Equity	2,000,000

Total principal amount of investments funded	$1,203,034,084

Principal amount of investments sold or repaid:
First lien loans	27,215,487
Second lien loans	15,230,532
Unsecured notes	5,000,000

Total principal amount of investments sold or repaid	$42,446,019

Number of new investment commitments in new portfolio companies	43
Average new investment commitment amount in new portfolio companies	32,762,501
Percentage of new debt investment commitments at floating rates	98.2%
Percentage of new debt investment commitments at fixed rates	1.8%
Weighted average yield to maturity on funded debt and other income producing investments to new portfolio companies during the period[1]	7.2%
Weighted average yield to maturity on debt and other income producing securities sold or repaid in full during the period	7.7%

[1]

Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

As of December 31, 2021, the Company had 84 debt investments in 40 portfolio companies with an aggregate fair value of $1,157.0 million. As of December 31, 2020, the Company had 2 debt investments in 2 portfolio companies with an aggregate value of $14.3 million.

As of December 31, 2021 and December 31, 2020, the Company’s investments consisted of the following:

	December 31, 2021			December 31, 2020
Investments:	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value
First Lien Loans	$1,008,537,941	$1,011,839,638	87.3%	$4,500,591	$4,499,537	31.4%
Second Lien Loans	124,070,639	125,146,348	10.8%	9,826,605	9,825,450	68.6%
Unsecured Notes	19,613,993	20,000,000	1.7%	—	—	—
Equity	2,000,000	2,000,000	0.2%	—	—	—

Total Investments	$1,154,222,573	$1,158,985,986	100.0%	$14,327,196	$14,324,987	100.0%

The industry composition of investments based on fair value as of December 31, 2021 and December 31, 2020 was as follows:

	December 31, 2021	December 31, 2020
Capital Markets	7.0%	—
Diversified Financial Services	6.0	31.4%
Health Care Providers & Services	13.1	—
Health Care Technology	10.3	—
Insurance	19.2	68.6
IT Services	11.5	—
Professional Services	10.7	—
Real Estate Management & Development	4.3	—
Software	17.9	—

Total	100.0%	100.0%

The geographic composition of investments based on fair value as of December 31, 2021 and December 31, 2020 was as follows:

	December 31, 2021	December 31, 2020
U.S.	97.3%	100.0%
Non-U.S.	2.7	—

Total	100.0%	100.0%

The following table presents certain selected information regarding our investment portfolio as of December 31, 2021:

As of December 31, 2021
Number of portfolio companies	40
Weighted Average EBITDA (based on par)	$142.9 million
Percentage of performing debt bearing a floating rate	98.3%
Percentage of performing debt bearing a fixed rate	1.7%
Weighted average yield to maturity on funded debt and other income producing investments1	7.2%

[1]

Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

The following table presents the maturity schedule of our debt investments based on fair value as of December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020
Maturity Year	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
2024	$5,334,098	0.5	$—	—
2025	40,007,868	3.5	4,499,537	31.4
2026	110,184,615	9.5	—	—
2027	459,333,139	39.6	9,825,450	68.6
2028	383,736,271	33.2	—	—
2029	138,389,995	12.0	—	—
2030	—	—	—	—
2031	20,000,000	1.7	—	—

Total	$1,156,985,986	100.0%	$14,324,987	100.0%

The following table presents the amortized cost of our performing and non-accrual investments as of December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,152,222,573	100.0%	$14,327,196	100.0%
Non-accrual	—	—	—	—

Total	$1,152,222,573	100.0%	$14,327,196	100.0%

The following table presents the fair value of our performing and non-accrual investments as of December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,156,985,986	100.0%	$14,324,987	100.0%
Non-accrual	—	—	—	—

Total	$1,156,985,986	100.0%	$14,324,987	100.0%

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

Results of Operations

The following table presents the operating results for the year ended December 31, 2021 and the period ended December 31, 2020:

	Year Ended December 31, 2021	For the Period September 8, 2020 (inception) through December 31, 2020
Total investment income	$32,106,052	$29,166
Less: total expenses	15,349,445	795,047

Net investment income (loss)	16,756,607	(765,881)
Total net realized gains (losses)	232,805	—
Net change in unrealized appreciation (depreciation) on investments	4,765,621	(2,209)

Net increase (decrease) in net assets resulting from operations	$21,755,033	$(768,090)

Investment Income

Total investment income was $32,106,052 and $29,166 for the year ended December 31, 2021 and the period ended December 31, 2020, respectively. Total investment income consisted of interest income from investments, interest from cash and cash equivalents and fee income.

	Year Ended December 31, 2021	For the Period September 8, 2020 (inception) through December 31, 2020
Interest income from investments	$30,630,063	$29,166
Interest from cash and cash equivalents	1,465	—
Fee income	1,474,524	—

Total investment income	$32,106,052	$29,166

Expenses

Operating expenses for the year ended December 31, 2021 and the period ended December 31, 2020 were as follows:

	Year Ended December 31, 2021	For the Period September 8, 2020 (inception) through December 31, 2020
Base management fees	$5,326,836	$2,877
Interest and credit facility fees	6,635,588	10,425
Organizational expenses	—	271,634
Offering costs	364,789	26,220
Professional fees	2,617,828	422,088
Directors fees	362,500	57,158
Insurance expenses	41,904	4,645

Total expenses	$15,349,445	$795,047

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

For the year ended December 31, 2021 and the period ended December 31, 2020, the Company incurred $493,073 and $36,646 of administrative overhead expenses, respectively, of which, $147,102 was payable to the Administrator as of December 31, 2021. For the year ended December 31, 2021 and the period ended December 31, 2020, the Administrator has elected to waive additional charges that would have otherwise been eligible for reimbursement under the terms of the Administration Agreement which are not subject to recoupment.

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

Net Realized Gains (Losses) and Unrealized Appreciation (Depreciation) on Investments

The following table summarizes our net realized gains (losses) and unrealized appreciation (depreciation) for the year ended December 31, 2021 and the period ended December 31, 2020:

	Year Ended December 31, 2021	For the Period September 8, 2020 (inception) through December 31, 2020
Net realized gains (losses) and unrealized appreciation (depreciation) on investments
Total net realized gains (losses)	$232,805	$—
Total net change in unrealized appreciation (depreciation)	$4,765,621	$(2,209)

Net realized gains (losses) and unrealized appreciation (depreciation) on investments	$4,998,426	$(2,209)

For the year ended December 31, 2021, we had net realized gains on investments of $0.2 million. For the period ended December 31, 2020, there were no net realized gains or losses.

We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. During the year ended December 31, 2021 and the period ended December 31, 2020, we had net unrealized appreciation and net unrealized depreciation on our investment portfolio of $4.8 million and ($0.0) million.

Selected Quarterly Financial Data

	Quarter Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total investment income	$15,957,517	$8,711,521	$4,939,670	$2,497,344
Net investment income (loss)	8,437,432	4,698,801	2,572,249	1,048,125
Net realized gains (losses) and unrealized appreciation (depreciation)	(709,906)	2,565,160	2,669,026	241,341
Net increase (decrease) in net assets resulting from operations	7,747,206	7,477,086	5,241,275	1,289,466
Net investment income (loss) per common share	0.44	0.36	0.30	0.38
Basic and diluted earnings (loss) per common share	0.40	0.57	0.61	0.47
Net asset value per common share at end of quarter	20.14	20.03	20.15	19.66

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

Since inception, the Company has completed the following share issuances:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
December 22, 2021(1)	44,706	$898,396
December 9, 2021	10,296,137	210,000,000
September 24, 2021	3,783,388	75,000,000
September 23, 2021(1)	17,842	353,695
August 25, 2021(1)	13,540	271,305
June 18, 2021	5,025,757	100,000,000
March 30, 2021	3,687,064	71,877,447
February 26, 2021	1,429,493	28,121,553
February 4, 2021	1,545,776	30,000,000
December 24, 2020	744,307	14,886,136
December 21, 2020	505,693	10,113,864
November 17, 2020	50	1,000

Total	27,093,753	$541,523,396

(1)	Shares were issued to stockholders participating in the Company’s DRIP.

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

Debt

Revolving Credit Facilities

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Capital Call Facility	$200,000,000	$200,000,000	$—	$199,454,570
Revolving Credit Facility	$500,000,000	$435,000,000	$65,000,000	$430,085,807

Total	$700,000,000	$635,000,000	$65,000,000	$629,540,377

	December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Capital Call Facility	$125,000,000	$17,000,000	$108,000,000	$16,464,016

Total	$125,000,000	$17,000,000	$108,000,000	$16,464,016

Liquidity

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of December 31, 2021 and December 31, 2020:

	As of
	December 31, 2021	December 31, 2020
Cash and cash equivalents	$15,096,474	$27,127,738
Unused borrowing capacity	65,000,000	108,000,000
Unfunded portfolio company commitments	(231,355,264)	(17,796,436)
Undrawn capital commitments	532,992,792	691,895,152

Total operational liquidity	$381,734,002	$809,226,454

Distributions

For the year ended December 31, 2021, the Company declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Annualized Distribution Yield[1]	Distribution Paid
August 23, 2021	August 25, 2021	$0.28	6.3%	$3,622,679
September 21, 2021	September 23, 2021	$0.36	7.1%	$4,662,605
December 20, 2021	December 22, 2021	$0.32	8.8%	$8,655,695

[1]

Annualized distribution yield is calculated as annualized quarterly declared distribution divided by weighted average net asset value over the period. Weighted average net asset value is based on the net asset value at the beginning of the quarter plus capital called and distributions reinvested during the quarter. Assumes distribution paid on August 25, 2021 relates to the Company’s performance from January 1, 2021 through June 30, 2021.

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

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of December 31, 2021 and December 31, 2020, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

Portfolio Company	Type of Investment	December 31, 2021 Par	December 31, 2020 Par
2-10 Holdco, Inc.	First Lien Revolving Loan	$2,777,778	$—
AxiomSL Group, Inc.	First Lien Delayed Draw Term Loan	2,273,873	—
AxiomSL Group, Inc.	First Lien Revolving Loan	2,481,089	—
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	15,000,000	—
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	3,000,000	—
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	5,618,000	—
Diligent Corporation	First Lien Revolving Loan	5,000,000	—
Elkay LLC	First Lien Revolving Loan	3,611,111	—
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	9,237,537	—
Galway Borrower, LLC	First Lien Revolving Loan	4,398,827	—
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	13,464,000	—
GovDelivery Holdings, LLC	First Lien Revolving Loan	2,413,807	—
GraphPAD Software, LLC	First Lien Revolving Loan	11,000,000	—
GraphPAD Software, LLC	First Lien Revolving Loan	2,500,000	—
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	20,974,500	—
IG Investments Holdings LLC	First Lien Revolving Loan	2,528,901	—
Imagine Acquisitionco, LLC	First Lien Delayed Draw Term Loan	6,430,868	—
Imagine Acquisitionco, LLC	First Lien Revolving Loan	4,630,225	—
Maverick 1 LLC	Second Lien Delayed Draw Term Loan	1,000,000	—
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	21,060,000	—
Ministry Brands Purchaser, LLC	First Lien Delayed Draw Term Loan	5,649,718	—
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	1,694,915	—
Mirra-Prime Access Holdings, LLC	First Lien Revolving Loan	2,740,000	—
More Cowbell I LLC	First Lien Delayed Draw Term Loan	15,000,000	—
Project K BuyerCo, Inc.	First Lien Revolving Loan	7,727,273	—
Simplifi Holdings, Inc.	First Lien Revolving Loan	2,891,566	—
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	1,274,788	—
SpecialtyCare, Inc.	First Lien Revolving Loan	1,062,323	—
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	7,000,000	—
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	3,500,000	—
Syntax Systems Limited	First Lien Delayed Draw Term Loan	2,970,297	—
Syntax Systems Limited	First Lien Revolving Loan	668,515	—
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	1,169,692	17,796,436
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	307,500	—
Tempus, LLC	First Lien Delayed Draw Term Loan	18,351,352	—
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	7,446,809	—
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	12,500,000	—

Total Par		$231,355,264	$17,796,436

We believe that we maintain sufficient liquidity in the form of cash, financing capacity and undrawn capital commitments from our investors to cover any outstanding unfunded portfolio company commitments we may be required to fund.

Investor Commitments

As of December 31, 2021, the Company has received capital commitments totaling $1,073 million, of which, $533 million remains available.

Contractual Obligations

Our payment obligations for repayment of debt, which total our contractual obligations on December 31, 2021, include $200 million of financing under the Capital Call Facility maturing in less than one year and $435 million of financing under the Revolving Credit Facility maturing in three to five years.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Capital Call Facility	$200,000,000	$200,000,000	$—	$—	$—
Revolving Credit Facility	$435,000,000	$—	$—	$435,000,000	$—

Total Contractual Obligations	$635,000,000	$200,000,000	$—	$435,000,000	$—

Hedging

In connection with certain portfolio investments, the Company may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while the Company may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors may result in a poorer overall performance for the Company than if it had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions through the year ended December 31, 2021.

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

Offering and Organizational Expenses

The Company has and will continue to bear expenses relating to the organization of the Company and this Private Offering and any subsequent offering of Common Stock, including an Exchange Listing. Organizational expenses include, without limitation, the cost of incorporation, including legal fees related to the creation and organization of the Company, its related documents of organization and its election to be regulated as a BDC. Offering expenses include, without limitation, legal, accounting, printing and other offering costs including those associated with the preparation of a registration statement in connection with any subsequent offering of Common Stock. The Adviser has agreed to bear the aggregate organizational and offering costs in connection with the Private Offering in excess of $1,250,000. Organizational costs to establish the Company are charged to expense as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company. Offering costs in connection with the offering of common shares of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months beginning with the latter of either the commencement of operations or from incurrence. These expenses consist primarily of legal fees and other costs incurred with the Company’s share offerings, the preparation of the Company’s registration statement, and registration fees.

U.S. Federal Income Taxes

The Company has elected to be treated, and intends to qualify annually, to be taxed as a RIC under Subchapter M of the Code. As a RIC, the Company generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to shareholders. To qualify as a RIC, the Company must maintain an election under the 1940 Act to be regulated as a BDC, meet specified source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes generally of an amount at least equal to 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid. See “Note 11. Taxes.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to financial market risks, including valuation risk and interest rate risk.

Valuation Risk

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

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of December 31, 2021, 98.3% of our debt investments based on fair value were at floating rates. Our credit facilities, including our Capital Call Facility and Revolving Credit Facility, also bear interest at floating rates.

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2021, the following table shows the approximate annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors and assuming no changes in our investment portfolio and borrowing structure):

	Change in
Basis point change	Interest Income (1)	Interest Expense	Net Investment Income (Loss)
300	$27,489,686	$(18,850,000)	$8,639,686
200	15,955,996	(12,500,000)	3,455,996
100	4,422,306	(6,150,000)	(1,727,694)
(25)	(39,594)	642,998	603,404
(50)	(52,381)	642,998	590,617

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts, subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments. During the periods covered by this Form 10-K, we did not engage in interest rate hedging activities.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	66
Consolidated Statements of Assets and Liabilities as of December 31, 2021 and December 31, 2020	67
Consolidated Statements of Operations for the for the year ended December 31, 2021 and period from September 8, 2020 (inception) through December 31, 2020	68
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2021 and period from September 8, 2020 (inception) through December 31, 2020	69
Consolidated Statements of Cash Flows for the year ended December 31, 2021 and period from September 8, 2020 (inception) through December 31, 2020	70
Consolidated Schedules of Investments as of December 31, 2021 and December 31, 2020	76
Notes to Consolidated Financial Statements	77

KPMG LLP
677 Washington Blvd
Stamford, CT 06901-3707

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Stone Point Credit Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Stone Point Credit Corporation and subsidiary (the Company), including the consolidated schedules of investments as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2021, and for the period from September 8, 2020 (inception) through December 31, 2020 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from September 8, 2020 (inception) through December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2021 and 2020, by correspondence with custodians, portfolio companies, agents, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2020.

Stamford, Connecticut

March 29, 2022

Stone Point Credit Corporation

Consolidated Statements of Assets and Liabilities

	December 31, 2021	December 31, 2020
Assets:
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost $1,154,222,573 and $14,327,196, respectively)	$1,158,985,986	$14,324,987
Cash and cash equivalents	15,096,474	27,127,738
Interest receivable	8,504,961	26,957
Paydown receivable	419,257	—
Deferred offering expenses	41,413	336,270
Prepaid expenses and other assets	27,299	37,308

Total assets	$1,183,075,390	$41,853,260

Liabilities:
Revolving credit facilities payable (net of deferred financing costs of $5,459,623 and $535,984, respectively) (Note 6)	$629,540,377	$16,464,016
Base management fees payable (Note 3)	2,819,269	2,877
Organizational and offering expenses payable	41,057	559,978
Accounts payable and accrued expenses	2,289,807	587,496
Interest and credit facility fees payable	2,815,521	5,983

Total liabilities	$637,506,031	$17,620,350

Commitments and contingencies (Note 5)
Net assets:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2021 and December 31, 2020	$—	$—
Common stock, $0.001 par value, 250,000,000 shares authorized, 27,093,753 and 1,250,050 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	27,094	1,250
Paid in capital in excess of par	540,600,952	24,469,188
Distributable (accumulated) earnings (losses)	4,941,313	(237,528)

Total net assets	545,569,359	24,232,910

Total liabilities and net assets	$1,183,075,390	$41,853,260

Net asset value per common share	$20.14	$19.39

The accompanying notes are an integral part of these financial statements.

Stone Point Credit Corporation

Consolidated Statements of Operations

	For the Year Ended December 31, 2021	For the Period September 8, 2020 (inception) through December 31, 2020
Investment income:
Interest income from noncontrolled/non-affiliated investments	$30,630,063	$29,166
Interest income from cash and cash equivalents	1,465	—

Total interest income	30,631,528	29,166

Fee income	1,474,524	—

Total fee income	1,474,524	29,166

Total investment income	32,106,052	29,166

Operating expenses:
Base management fees (Note 3)	$5,326,836	$2,877
Interest and credit facility fees (Note 6)	6,635,588	10,425
Organizational expenses (Note 4)	—	271,634
Offering costs (Note 4)	364,789	26,220
Professional fees	2,617,828	422,088
Directors fees	362,500	57,158
Insurance expense	41,904	4,645

Total expenses	15,349,445	795,047

Net investment income (loss)	$16,756,607	$(765,881)

Net realized gains (losses) and unrealized appreciation (depreciation) on investments
Net realized gains (losses):
Non-controlled/non-affiliated investments	$232,805	$—

Total net realized gains (losses)	$232,805	$—

Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$4,765,621	$(2,209)

Total net change in unrealized appreciation (depreciation)	$4,765,621	$(2,209)

Net increase (decrease) in net assets resulting from operations	$21,755,033	$(768,090)

Per share information—basic and diluted:
Net investment income (loss)	$1.51	$(3.28)

Net increase (decrease) in net assets resulting from operations	$1.96	$(3.29)

Weighted average shares outstanding	11,072,368	233,393

The accompanying notes are an integral part of these financial statements.

Stone Point Credit Corporation

Consolidated Statements of Changes in Net Assets

	For the Year Ended December 31, 2021	For the Period September 8, 2020 (inception) through December 31, 2020
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$16,756,607	$(765,881)
Total net realized gains (losses)	232,805	—
Total net change in unrealized appreciation (depreciation)	4,765,621	(2,209)

Net increase (decrease) in net assets resulting from operations	21,755,033	(768,090)

Decrease in net assets resulting from stockholder distributions:
Shares distributed pursuant to dividend reinvestment plan	(1,523,396)	—
Distributions to stockholders	(15,417,584)	—

Net decrease in net assets resulting from stockholder distributions	(16,940,980)	—

Increase in net assets resulting from capital share transactions:
Issuance of common shares pursuant to dividend reinvestment plan	1,523,396	—
Issuance of common shares	514,999,000	25,001,000

Net increase in net assets resulting from capital share transactions	516,522,396	25,001,000

Total increase in net assets	521,336,449	24,232,910
Net assets, beginning of period	24,232,910	—

Net assets, end of period	$545,569,359	$24,232,910

Net asset value per share	$20.14	$19.39

Common shares outstanding at the end of the period	27,093,753	1,250,050

The accompanying notes are an integral part of these financial statements.

Stone Point Credit Corporation

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2021	For the Period September 8, 2020 (inception) through December 31, 2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$21,755,033	$(768,090)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Total net change in unrealized (appreciation) depreciation	(4,765,621)	2,209
Total net realized (gains) losses	(232,805)	—
Amortization and accretion of premiums and discounts	(1,833,967)	(2,209)
Purchases of investments	(1,181,418,948)	(14,324,987)
Sales of investments	43,590,342	—
Changes in operating assets and liabilities:
Interest receivable	(8,478,004)	(26,957)
Paydown receivable	(419,257)	—
Deferred offering expenses	294,857	(336,270)
Prepaid expenses and other assets	10,009	(37,308)
Base management fees payable	2,816,392	2,877
Organizational and offering expenses payable	(518,921)	559,978
Accounts payable and accrued expenses	1,702,311	587,496
Interest and credit facility fees payable	2,809,538	5,983

Net cash used in operating activities	(1,124,689,041)	(14,337,278)

Cash flows from financing activities:
Borrowings under revolving credit facility	978,000,000	17,000,000
Payments on revolving credit facilities	(360,000,000)	—
Deferred financing costs	(4,923,639)	(535,984)
Distributions paid in cash	(15,417,584)	—
Proceeds from issuance of common shares	514,999,000	25,001,000

Net cash provided by financing activities	1,112,657,777	41,465,016

Net increase (decrease) in cash and cash equivalents	(12,031,264)	27,127,738
Cash and cash equivalents, beginning of period	27,127,738	—

Cash and cash equivalents, end of period	$15,096,474	$27,127,738

Supplemental and Non-Cash Information
Cash paid during the year for interest	$2,648,298	$—
Reinvestment of distributions during the period	$1,523,396	$—

The accompanying notes are an integral part of these financial statements.

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of December 31, 2021

Portfolio Company [1] [2] [3]	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount / Units	Cost [4]	Fair Value	Percentage of Net Assets [5]
Non-Controlled/Non-Affiliated Investments
Debt Investments – 212.1%
Capital Markets
Project K BuyerCo, Inc.	First Lien Term Loan	LIBOR + 6.00%, 0.75% Floor [10]	6.75%	12/10/2027	$77,272,727	$75,743,674	$75,727,273	13.9%
Project K BuyerCo, Inc.	First Lien Revolving Loan	LIBOR + 6.00%, 0.75% Floor [8]	6.75%	12/10/2027	—	(152,994)	(154,545)	0.0%
Resolute Investment Managers, Inc.	First Lien Revolving Loan	LIBOR + 4.25%, 1.00% Floor [10]	5.25%	4/30/2024	5,334,098	5,286,083	5,334,098	1.0%
Resolute Investment Managers, Inc.	Second Lien Term Loan	LIBOR + 8.00%, 1.00% Floor [10]	9.00%	4/30/2025	846,853	843,712	846,853	0.2%

Total Capital Markets						81,720,475	81,753,679	15.0%

Diversified Financial Services
Beacon Pointe Harmony, LLC	First Lien Term Loan	LIBOR + 5.25%, 0.75% Floor [10]	6.00%	12/19/2028	29,000,000	28,420,747	28,512,553	5.2%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.25%, 0.75% Floor [8]	6.00%	12/19/2028	—	(149,811)	(252,128)	0.0%
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	LIBOR + 5.25%, 0.75% Floor [8]	6.00%	12/19/2028	—	(59,918)	(50,426)	0.0%
More Cowbell I LLC	First Lien Term Loan	LIBOR + 6.25%, 1.00% Floor [9]	7.25%	4/10/2028	14,925,000	14,451,428	14,925,000	2.7%
More Cowbell I LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.25%, 1.00% Floor [8]	7.25%	4/10/2028	—	(326,821)	—	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.75%	10/4/2027	22,414,205	22,125,703	22,414,205	4.1%

TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.75%	10/4/2027	2,500,000	2,456,239	2,500,000	0.5%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor 8 10	6.75%	10/4/2027	1,330,308	1,322,080	1,330,308	0.2%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	LIBOR + 5.75%, 1.00% Floor 8 10	6.75%	10/4/2027	192,500	191,154	192,500	0.0%

Total Diversified Financial Services						68,430,801	69,572,012	12.8%

Portfolio Company [1] [2] [3]	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount / Units	Cost [4]	Fair Value	Percentage of Net Assets [5]
Health Care Providers & Services
CORA Health Holdings Corp.	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.75%	6/15/2027	14,310,090	14,109,039	14,310,090	2.6%
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.75%	6/15/2027	—	(38,457)	—	0.0%
Mamba Purchaser, Inc.	Second Lien Term Loan	LIBOR + 6.50%, 0.50% Floor [7]	7.00%	10/15/2029	15,000,000	14,877,318	14,875,000	2.7%
MB2 Dental Solutions, LLC	First Lien Term Loan	LIBOR + 6.00%, 1.00% Floor [10]	7.00%	1/29/2027	10,950,057	10,728,154	10,950,057	2.0%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor [10]	7.00%	1/29/2027	3,530,413	3,496,882	3,530,413	0.6%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	ABR + 5.00%, 2.00% Floor [11]	8.25%	1/29/2027	417,688	413,721	417,688	0.1%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor 8 10	7.00%	1/29/2027	5,940,000	5,620,291	5,940,000	1.1%
Mirra-PrimeAccess Holdings, LLC	First Lien Term Loan	LIBOR + 6.50%, 1.00% Floor [10]	7.50%	7/29/2026	24,937,500	24,472,250	24,625,616	4.5%
Mirra-PrimeAccess Holdings, LLC	First Lien Revolving Loan	LIBOR + 6.50%, 1.00% Floor [8]	7.50%	7/29/2026	—	(60,052)	(34,268)	0.0%
SpecialtyCare, Inc.	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [7]	6.75%	6/18/2028	13,725,212	13,337,609	13,541,199	2.5%
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.75%	6/18/2028	—	(17,749)	(17,091)	0.0%
SpecialtyCare, Inc.	First Lien Revolving Loan	LIBOR + 4.00% 7 8	4.08%	6/18/2026	—	(28,541)	(14,243)	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Term Loan	LIBOR + 5.75%, 0.75% Floor [10]	6.50%	1/2/2029	24,500,000	24,133,018	24,181,500	4.4%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 0.75% Floor [8]	6.50%	1/2/2029	—	(34,973)	(91,000)	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	LIBOR + 5.75%, 0.75% Floor [8]	6.50%	12/29/2026	—	(52,442)	(45,500)	0.0%
Trinity Partners Holdings LLC	First Lien Term Loan	LIBOR + 5.75%, 0.75% Floor [10]	6.50%	12/21/2028	27,553,191	27,005,646	27,060,751	5.0%
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 0.75% Floor [8]	6.50%	12/21/2028	—	(74,019)	(133,092)	0.0%
TST Intermediate Holdings, LLC	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.75%	11/27/2026	12,480,905	12,296,189	12,387,322	2.3%
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.75%	11/27/2026	—	—	(93,726)	0.0%

Total Health Care Providers & Services						150,183,884	151,390,716	27.8%

Health Care Technology
Ellkay, LLC	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.75%	9/14/2027	28,816,667	28,266,349	28,326,057	5.2%
Ellkay, LLC	First Lien Revolving Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.75%	9/14/2027	—	(68,629)	(61,480)	0.0%
GraphPAD Software, LLC	First Lien Term Loan	LIBOR +5.50%, 1.00% Floor [7]	6.50%	4/27/2027	4,173,314	4,132,543	4,131,581	0.8%
GraphPAD Software, LLC	First Lien Term Loan	LIBOR +5.50%, 1.00% Floor [7]	6.50%	4/1/2027	20,000,000	19,801,118	19,800,000	3.6%
GraphPAD Software, LLC	First Lien Term Loan	LIBOR +5.50%, 1.00% Floor [12]	6.50%	4/27/2027	17,412,500	17,255,781	17,238,375	3.2%
GraphPAD Software, LLC	First Lien Delayed Draw Term Loan	LIBOR +5.50%, 1.00% Floor [8]	6.50%	4/27/2027	—	(109,167)	(110,000)	0.0%
GraphPAD Software, LLC	First Lien Revolving Loan	LIBOR + 6.00%, 1.00% Floor [8]	7.00%	4/27/2027	—	(22,220)	(25,000)	0.0%
Imagine Acquisitionco, LLC	First Lien Term Loan	LIBOR +5.50%, 1.00% Floor [10]	6.50%	11/16/2027	28,938,907	28,512,050	28,406,654	5.2%
Imagine Acquisitionco, LLC	First Lien Delayed Draw Term Loan	LIBOR +5.50%, 1.00% Floor [8]	6.50%	11/16/2027	—	(31,571)	(118,278)	0.0%
Imagine Acquisitionco, LLC	First Lien Revolving Loan	LIBOR +5.50%, 1.00% Floor [8]	6.50%	11/16/2027	—	(67,995)	(85,160)	0.0%
FINThrive Software Intermediate Holdings, Inc.	Second Lien Term Loan	LIBOR + 6.75%, 0.50% Floor [10]	7.25%	12/17/2029	20,000,000	19,700,093	19,700,000	3.6%

Portfolio Company [1] [2] [3]	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount / Units	Cost [4]	Fair Value	Percentage of Net Assets [5]
Total Health Care Technology						117,368,352	117,202,749	21.5%

Insurance
Captive Resources Midco, LLC	First Lien Term Loan	LIBOR + 5.50%, 0.75% Floor [10]	6.25%	5/31/2027	65,000,000	64,273,037	64,187,500	11.8%
Euclid Transactional, LLC	First Lien Term Loan	LIBOR + 7.22%, 0.75% Floor [7]	7.97%	10/2/2028	80,000,000	78,294,529	78,250,000	14.3%
Galway Borrower, LLC	First Lien Term Loan	LIBOR + 5.25%, 0.75% Floor [10]	6.00%	9/29/2028	61,210,227	60,497,358	60,067,470	11.0%
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.25%, 0.75% Floor [8]	6.00%	9/29/2028	—	(84,906)	(172,459)	0.0%
Galway Borrower, LLC	First Lien Revolving Loan	LIBOR + 5.25%, 0.75% Floor [8]	6.00%	9/30/2027	—	(54,321)	(82,123)	0.0%
Harrington Reinsurance Holdings Limited	Unsecured Note	N/A	7.25%	6/29/2031	20,000,000	19,613,993	20,000,000	3.7%

Total Insurance						222,539,690	222,250,388	40.7%

IT Services
Dcert Buyer, Inc. [6]	Second Lien Term Loan	LIBOR + 7.00% [7]	7.10%	2/19/2029	10,000,000	9,976,907	10,041,650	1.8%
Ensono, Inc.	Second Lien Term Loan	LIBOR + 8.00% [9]	8.35%	5/28/2029	11,250,000	11,140,822	11,250,000	2.1%
Helpsystems Holdings, Inc.	Second Lien Term Loan	LIBOR + 6.75%, 0.75% Floor [10]	7.50%	11/19/2027	10,000,000	10,000,000	10,000,000	1.8%
Ministry Brands Purchaser, LLC	First Lien Term Loan	LIBOR + 5.50%, 0.75% Floor [10]	6.25%	12/28/2028	17,655,367	17,478,911	17,498,763	3.2%
Ministry Brands Purchaser, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.50%, 0.75% Floor [8]	6.25%	12/28/2028	—	(28,236)	(50,113)	0.0%
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	LIBOR + 5.50%, 0.75% Floor [8]	6.25%	12/24/2027	—	(16,941)	(15,034)	0.0%
Stamps.com Inc	First Lien Term Loan	LIBOR + 5.75%, 0.75% Floor [10]	6.50%	10/5/2028	53,125,000	52,080,388	52,062,500	9.5%
Vision Solutions, Inc. [6]	Second Lien Term Loan	LIBOR + 7.25%, 0.75% Floor [10]	8.00%	4/23/2029	13,000,000	12,880,544	13,020,345	2.4%
WWEX Uni Topco Holdings, LLC	Second Lien Term Loan	LIBOR + 7.00%, 0.75% Floor [10]	7.75%	7/26/2029	20,000,000	19,369,608	20,000,000	3.7%

Total IT Services						132,882,003	133,808,111	24.5%

Professional Services
Eisner Advisory Group	First Lien Term Loan	LIBOR + 5.25%, 0.75% Floor [10]	6.00%	7/28/2028	17,955,000	17,787,148	17,884,465	3.3%
IG Investments Holdings	First Lien Term Loan	LIBOR + 6.00%, 0.75% Floor [10]	6.75%	9/22/2028	64,779,841	63,526,192	63,374,098	11.6%
IG Investments Holdings	First Lien Revolving Loan	LIBOR + 6.00%, 0.75% Floor 8 10	6.75%	9/22/2027	2,528,902	2,432,497	2,419,146	0.4%
Tempus, LLC	First Lien Term Loan	LIBOR + 6.00%, 1.00% Floor [10]	7.00%	2/5/2027	34,780,144	34,282,162	34,780,144	6.4%
Tempus, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor 8 10	7.00%	2/5/2027	5,297,297	4,838,068	5,297,297	1.0%

Total Professional Services						122,866,067	123,755,150	22.7%

Real Estate Management & Development
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR + 6.00%, 0.75% Floor [10]	6.75%	3/26/2026	49,625,000	48,975,723	49,625,000	9.1%

2-10 Holdco, Inc.	First Lien Revolving Loan	LIBOR + 6.00%, 0.75% Floor [8]	6.75%	3/26/2026	—	(35,468)	—	0.0%

Total Real Estate Management & Development						48,940,255	49,625,000	9.1%

Software
AxiomSL Group, Inc.	First Lien Term Loan	LIBOR + 6.00%, 1.00% Floor [10]	7.00%	12/3/2027	35,068,812	34,409,007	34,134,174	6.3%

Portfolio Company [1] [2] [3]	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount / Units	Cost [4]	Fair Value	Percentage of Net Assets [5]
AxiomSL Group, Inc.	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor [8]	7.00%	12/3/2027	—	(21,176)	(60,602)	0.0%
AxiomSL Group, Inc.	First Lien Revolving Loan	LIBOR + 6.00%, 1.00% Floor [8]	7.00%	12/3/2025	—	(44,523)	(66,125)	0.0%
Diligent Corporation	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.75%	8/4/2025	29,775,000	29,521,553	29,460,025	5.4%
Diligent Corporation	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.75%	8/4/2025	9,925,000	9,838,228	9,820,008	1.8%
Diligent Corporation	First Lien Revolving Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.75%	8/4/2025	—	(41,514)	(52,893)	0.0%
GovDelivery Holdings, LLC	First Lien Term Loan	LIBOR + 6.50%, 1.00% Floor [10]	7.50%	1/29/2027	27,448,262	26,837,034	27,448,262	5.0%
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor 8 10	7.00%	1/29/2027	20,536,000	20,029,022	20,047,798	3.7%
GovDelivery Holdings, LLC	First Lien Revolving Loan	LIBOR + 6.50%, 1.00% Floor [8]	7.50%	1/29/2027	—	(30,638)	—	0.0%
GS Acquisitionco, Inc.	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.75%	5/22/2026	23,964,504	23,849,189	23,872,644	4.4%
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.75%	5/22/2026	—	(50,813)	(80,399)	0.0%
Mandolin Technology Intermediate Holdings, Inc.	Second Lien Term Loan	LIBOR + 6.50%, 0.50% Floor [10]	7.00%	7/30/2029	17,500,000	17,321,118	17,412,500	3.2%
Maverick 1 LLC	Second Lien Term Loan	LIBOR + 6.75%, 0.75% Floor [10]	7.50%	5/18/2029	8,000,000	7,960,517	8,000,000	1.5%
Maverick 1 LLC	Second Lien Delayed Draw Term Loan	LIBOR + 6.75%, 0.75% Floor [8]	7.50%	5/18/2029	—	—	—	0.0%
Simplifi Holdings, Inc.	First Lien Term Loan	LIBOR + 5.50%, 0.75% Floor [10]	6.25%	10/1/2027	27,108,434	26,581,842	26,566,265	4.9%
Simplifi Holdings, Inc.	First Lien Revolving Loan	LIBOR + 5.50%, 0.75% Floor [8]	6.25%	10/1/2026	—	(54,918)	(57,831)	0.0%
Syntax Systems Limited	First Lien Term Loan	LIBOR + 5.50%, 0.75% Floor [7]	6.25%	10/31/2028	10,814,480	10,708,078	10,706,335	2.0%
Syntax Systems Limited	First Lien Delayed Draw Term Loan	LIBOR + 5.50%, 0.75% Floor [7]	6.25%	10/31/2028	—	(28,980)	(29,703)	0.0%
Syntax Systems Limited	First Lien Revolving Loan	LIBOR + 5.50%, 0.75% Floor 7 8	6.25%	10/31/2028	519,604	508,020	507,723	0.1%

Total Software						207,291,046	207,628,181	38.1%

Equity Investments—0.4% Health Care Technology
Imagine Acquisitionco, LLC	Equity	N/A	N/A	N/A	2,000,000	2,000,000	2,000,000	0.4%

Total Health Care Technology						2,000,000	2,000,000	0.4%

Total Non-Controlled/Non-Affiliated Investments						$1,154,222,573	$1,158,985,986	212.4%

(1)

All of the Company’s investments are domiciled in the United States except for Harrington Reinsurance Holdings Limited and Syntax Systems Limited, which are domiciled in Bermuda and Canada, respectively.

(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940 except for Harrington Reinsurance Holdings Limited and Syntax Systems Limited.
(4)	Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	Percentage is based on net assets of $545,569,359 as of December 31, 2021.
(6)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.

(7)	The interest rate on this security is subject to a base rate plus 1 Month “1M” LIBOR, which at December 31, 2021 was 0.101%.
(8)	This investment has an unfunded commitment as of December 31, 2021. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(9)	The interest rate on this security is subject to a base rate plus 6 Month “6M” LIBOR, which at December 31, 2021 was 0.339%.
(10)	The interest rate on this security is subject to a base rate plus 3 Month “3M” LIBOR, which at December 31, 2021 was 0.209%.
(11)	The interest rate on this security is subject to the Alternate Base Rate, which at December 31, 2021 was 3.25%.
(12)	The interest rate on this security is subject to a base rate plus 12 Month “12M” LIBOR, which at December 31, 2021 was 0.583%.

The accompanying notes are an integral part of these financial statements.

Stone Point Credit Corporation

Schedule of Investments

As of December 31, 2020

Portfolio Company [1,2,3]	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount	Cost [4]	Fair Value	Percentage of Net Assets [5]
Non-Controlled/Non-Affiliated Investments
Debt Investments—59.1%
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

Stone Point Credit Corporation

Notes to Financial Statements

December 31, 2021

Note 1. Organization

Organization

Stone Point Credit Corporation (the “Company”) was formed as a Delaware limited liability company on September 8, 2020 with the name Stone Point Capital Credit LLC. The Company has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In connection with its election to be regulated as a BDC, the Company converted to a Delaware corporation, changed its name to Stone Point Credit Corporation, and commenced operations on December 1, 2020. In addition, for tax purposes, Stone Point Credit Corporation has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company is managed by Stone Point Credit Adviser LLC (the “Adviser”). The Adviser is a Delaware limited liability company that is registered with the Securities Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of the Company and provides the Company with investment advisory and management services. The Adviser is an affiliate of Stone Point Capital LLC (“Stone Point Capital” or together with its credit-focused affiliates, as applicable, “Stone Point Credit”), which is an alternative investment management platform specializing in investments within the global financial services industry and related sectors.

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

Deferred Financing Costs

Financing costs incurred in connection with the Company’s borrowings (see Note 6) are deferred and amortized over the life of the corresponding facility. The Company records origination and other expenses related to its debt obligations as deferred financing costs. Deferred financing costs are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the debt liability.

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

The Company evaluates tax positions taken or expected to be taken while preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted later based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions through December 31, 2021. The Company’s federal and state tax returns for the prior two fiscal years remain open, subject to examination by the Internal Revenue Service.

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

The Company uses newly issued shares of Common Stock to implement the DRIP. Shares of Common Stock are issued at a price per share equal to the most recent net asset value per share determined by the Board.

Shareholders who receive distributions in the form of additional shares of Common Stock generally will be subject to the same U.S. federal, state and local tax consequences as Shareholders who elect not to reinvest distributions. Participation in the DRIP will not in any way reduce the amount of a Shareholder’s Capital Commitment.

Valuation of Portfolio Securities

Valuations of investments are approved in accordance with valuation policies and procedures established by the Board (“Valuation Policy”) at the end of each calendar quarter. In instances where there is no readily available market value, the Company’s investments are valued at fair value with the input of the Adviser’s Valuation Committee and an external, independent valuation firm that is retained to review the Company’s investments as needed. Investments for which market quotations are readily available may be priced by independent pricing services.

The Company’s investment portfolio is recorded at fair value as determined in good faith in accordance with the Valuation Policy and, as a result, there is and will be uncertainty as to the value of the Company’s portfolio investments. Under the 1940 Act, the Company is required to carry its portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with procedures established by the Board. There is not a public market or active secondary market for many of the types of investments in privately held companies that the Company intends to hold and make. The Company’s investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors, if at all. As a result, these investments are valued quarterly at fair value as determined in good faith in accordance with the Valuation Policy approved by the Board.

The determination of fair value, and thus the amount of unrealized appreciation or depreciation the Company may recognize in any reporting period, is to a degree subjective, and the Adviser has a conflict of interest in making recommendations of fair value. The types of factors that may be considered in determining the fair values of the Company’s investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates, precedent transactions and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with the Valuation Policy approved by the Board may differ materially from the values that would have been used if an active market and market quotations existed for such investments. The Company’s net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that the Company ultimately realizes upon the disposal of such investments.

Company Common Stock Share Valuation

In accordance with U.S. GAAP, the net asset value per share of the outstanding shares of common stock is determined at least quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. During the year ended December 31, 2021 and the period ended December 31, 2020, the Company recorded $232,805 and $0 of realized gains, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), which requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company follows a five-step model to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, the Company includes variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. Significant judgments are required in the application of the five-step model including; when determining whether performance obligations are satisfied at a point in time or over time; how to allocate transaction prices where multiple performance obligations are identified; when to recognize revenue based on the appropriate measure of the Company’s progress under the contract; and whether constraints on variable consideration should be applied due to uncertain future events.

Revenue from contracts with customers includes fee income (underwriting and arranger fees). The Company earns underwriting and arranger fees in securities offerings in which the Company acts as an underwriter or arranger, such as initial public offerings, follow-on equity offerings, debt offerings, and convertible securities offerings. Fee revenue relating to underwriting and arranger commitments is recorded at the point in time when all significant items relating to the underwriting or arranger process has been completed and the amount of the underwriting or arranger revenue has been determined. This generally is the point at which all of the following have occurred: (i) the issuer’s registration statement has become effective with the SEC or the other offering documents are finalized; (ii) the Company has made a firm commitment for the purchase of securities from the issuer; (iii) the Company has been informed of the number of securities that it has been allotted; and (iv) the issuer obtains control and benefits of the offering; which generally occurs on trade date.

ASC Topic 606 does not apply to revenue associated with financial instruments, interest income and expense.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2021 and December 31, 2020, no investments were on non-accrual status.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. There were no dividend income generating investments for the year ended December 31, 2021.

Fee Income

The Company, or its affiliates, may receive fees for capital structuring services. These fees are generally non-recurring and are recognized as fee income by the Company on the investment closing date. The following table presents revenues from contracts with customers disaggregated by fee type:

	Year Ended December 31, 2021	Period Ended September 8, 2020 through December 31, 2020
Fee Income	$1,474,524	$—

Total revenue from contracts with customers	$1,474,524	$—

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities through December 31, 2022. The Company is evaluating the potential impact that the adoption of this guidance will have on the Company’s financial statements.

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

Base Management Fee

The Company pays to the Adviser an asset-based fee (the “Management Fee”) for management services in an amount equal to an annual rate of 1.30% of the average value of the Company’s gross assets (excluding cash and cash equivalents) for the most recently completed calendar quarter payable quarterly in arrears. The Management Fee for any partial quarter is appropriately prorated based on the actual number of days elapsed during such partial quarter as a fraction of the number of days in the relevant calendar year. For the year ended December 31, 2021 and the period ended December 31, 2020, the Company incurred management fees of $5,326,836 and $2,877 respectively. As of December 31, 2021 and December 31, 2020, the Company recorded base management fees payable of $2,819,269 and $2,877 respectively.

Incentive Fee

Beginning on the fourth anniversary of the date on which shareholders are required to fund their initial drawdown (the “Incentive Commencement Date”), the Company will pay the Adviser an incentive fee (“Incentive Fee”) as set forth below. The Incentive Fee will consist of two parts. The first part (the “Investment Income Incentive Fee”) will be calculated and payable following the Incentive Commencement Date on a quarterly basis, in arrears, and will equal 15% of “pre-incentive fee net investment income” for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.75% (i.e., 7% annualized) measured on a quarterly basis. For purposes of computing the initial installment of the Investment Income Incentive Fee, if the Incentive Commencement Date does not fall on the first day of a calendar quarter, then the initial payment of the Investment Income Incentive Fee shall be payable for the period that commences on the Incentive Commencement Date through the last day of the first complete calendar quarter immediately following the Incentive Commencement Date and, thereafter, at the end of each subsequent calendar quarter as described above. The second part (the “Capital Gains Incentive Fee”) will be an annual fee that will also commence with the period beginning on the Incentive Commencement Date and will be determined and payable following the Incentive Commencement Date, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 15% of realized capital gains, if any, determined on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees. For the year ended December 31, 2021 and the period ended December 31, 2020, the Company did not incur any performance-based incentive fees.

Administration Agreement

The Adviser also serves as the administrator of the Company (in such capacity, the “Administrator”). Subject to the supervision of the Board, the Administrator provides the administrative services necessary for the Company to operate and the Company utilizes the Administrator’s office facilities, equipment and recordkeeping services. The Company reimburses the Administrator for all reasonable costs and expenses incurred by the Administrator in providing these services, facilities and personnel, as provided by the administration agreement by and between the Company and the Administrator (the “Administration Agreement”). In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties, and the Company reimburses the expenses of these parties incurred directly and/or paid by the Administrator on the Company’s behalf.

The Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including furnishing the Company with office facilities, equipment and clerical, bookkeeping and recordkeeping services at such facilities, as well as providing the Company with other administrative services. In addition, the Company reimburses the Administrator for the fees and expenses associated with performing compliance functions, and the Company’s allocable portion of the compensation of certain of the Company’s officers, including the Company’s Chief Financial Officer, Chief Compliance Officer and any support staff. The Adviser can waive any amounts owed to it under the Administration Agreement, at its discretion.

For the year ended December 31, 2021 and the period ended December 31, 2020, the Company incurred $493,073 and $36,464 of administrative overhead expenses that were included in the Consolidated Statements of Operations as professional fees, respectively. As of December 31, 2021 and December 31, 2020, $147,102 and $36,464, respectively, of administrative overhead expenses remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses. For the year ended December 31, 2021 and the period ended December 31, 2020, the Administrator has elected to waive additional charges that would have otherwise been eligible for reimbursement under the terms of the Administration Agreement which are not subject to recoupment.

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

For the year ended December 31, 2021 and the period ended December 31, 2020, the Company incurred expenses for services provided by the Sub-Administrator and the Custodian of $350,289 and $51,383 on the Consolidated Statements of Operations as professional fees, respectively. As of December 31, 2021 and December 31, 2020, $114,705 and $14,919, respectively, remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

Transfer Agent Fees

On December 1, 2020, the Company entered into a transfer agent servicing agreement with U.S. Bank Global Fund Services (the “Transfer Agent”). For the year ended December 31, 2021 and the period ended December 31, 2020, the Company incurred expenses for services provided by the Transfer Agent of $54,165 and $19,471 on the Consolidated Statements of Operations as professional fees, respectively. As of December 31, 2021 and December 31, 2020, $15,834 and $19,471, respectively, remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

Affiliated Broker-Dealer

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

For the year ended December 31, 2021 and the period ended December 31, 2020, the Company incurred offering costs of $364,789 and $26,220 on the Consolidated Statements of Operations, respectively. For the year ended December 31, 2021 and the period ended December 31, 2020, the Company incurred organizational expenses of $0 and $271,634 on the Consolidated Statements of Operations, respectively. As of December 31, 2021 and December 31, 2020 $41,057 and $559,978, respectively, remained payable on the Consolidated Statements of Assets and Liabilities as organizational and offering expenses payable.

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

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of December 31, 2021 and December 31, 2020, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

Portfolio Company	Type of Investment	December 31, 2021 Par	December 31, 2020 Par
2-10 Holdco, Inc.	First Lien Revolving Loan	$2,777,778	$—
AxiomSL Group, Inc.	First Lien Delayed Draw Term Loan	2,273,873	—
AxiomSL Group, Inc.	First Lien Revolving Loan	2,481,089	—
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	15,000,000	—
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	3,000,000	—
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	5,618,000	—
Diligent Corporation	First Lien Revolving Loan	5,000,000	—
Elkay LLC	First Lien Revolving Loan	3,611,111	—
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	9,237,537	—
Galway Borrower, LLC	First Lien Revolving Loan	4,398,827	—
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	13,464,000	—
GovDelivery Holdings, LLC	First Lien Revolving Loan	2,413,807	—
GraphPAD Software, LLC	First Lien Revolving Loan	11,000,000	—
GraphPAD Software, LLC	First Lien Revolving Loan	2,500,000	—
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	20,974,500	—
IG Investments Holdings LLC	First Lien Revolving Loan	2,528,901	—
Imagine Acquisitionco, LLC	First Lien Delayed Draw Term Loan	6,430,868	—
Imagine Acquisitionco, LLC	First Lien Revolving Loan	4,630,225	—
Maverick 1 LLC	Second Lien Delayed Draw Term Loan	1,000,000	—
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	21,060,000	—

Portfolio Company	Type of Investment	December 31, 2021 Par	December 31, 2020 Par
Ministry Brands Purchaser, LLC	First Lien Delayed Draw Term Loan	5,649,718	—
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	1,694,915	—
Mirra-Prime Access Holdings, LLC	First Lien Revolving Loan	2,740,000	—
More Cowbell I LLC	First Lien Delayed Draw Term Loan	15,000,000	—
Project K BuyerCo, Inc.	First Lien Revolving Loan	7,727,273	—
Simplifi Holdings, Inc.	First Lien Revolving Loan	2,891,566	—
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	1,274,788	—
SpecialtyCare, Inc.	First Lien Revolving Loan	1,062,323	—
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	7,000,000	—
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	3,500,000	—
Syntax Systems Limited	First Lien Delayed Draw Term Loan	2,970,297	—
Syntax Systems Limited	First Lien Revolving Loan	668,515	—
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	1,169,692	17,796,436
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	307,500	—
Tempus, LLC	First Lien Delayed Draw Term Loan	18,351,352	—
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	7,446,809	—
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	12,500,000	—

Total Par		$231,355,264	$17,796,436

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments as of December 31, 2021 and December 31, 2020. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

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

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in the Small Business Credit Availability Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of December 31, 2021 and December 31, 2020, the Company’s asset coverage ratios were 186% and 243%, respectively.

The following table shows the Company’s outstanding debt as of December 31, 2021 and December 31, 2020:

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Capital Call Facility	$200,000,000	$200,000,000	$—	$199,454,570
Revolving Credit Facility	$500,000,000	$435,000,000	$65,000,000	$430,085,807

Total	$700,000,000	$635,000,000	$65,000,000	$629,540,377

	December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Capital Call Facility	$125,000,000	$17,000,000	$108,000,000	$16,464,016

Total	$125,000,000	$17,000,000	$108,000,000	$16,464,016

Capital Call Facility

Effective as of December 29, 2020 (the “Closing Date”), the Company entered into a revolving credit facility (the “Capital Call Facility”) by and among, inter alios, the Company as the initial borrower, the lenders from time-to-time party thereto (collectively, the “Lenders”) and Capital One, National Association, as the administrative agent (the “Administrative Agent”), sole lead arranger and a Lender. On December 28, 2021, the Company executed an amendment (the “First Amendment”) to the Capital Call Facility (collectively, the “Capital Call Facility”).

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

The proceeds of the loans under the Capital Call Facility may be used to acquire portfolio investments and such other uses as permitted under the Capital Call Facility. At the Company’s option, the Capital Call Facility will accrue interest at a rate per annum based on (i) an daily simple SOFR plus an applicable margin of 1.85% or (ii) the greatest of (1) the prime rate or (2) the federal funds effective rate plus 0.5% plus an applicable margin of 0.75%.

The maturity date is the earliest of: (a) December 28, 2022; (b) the date upon which the Administrative Agent declares the Company’s obligations under the Capital Call Facility (the “Obligations”) due and payable after the occurrence of an event of default under the Capital Call Facility; (c) 45 days prior to the termination of the Company’s Operative Documents (as defined in the Capital Call Facility); (d) 45 days prior to the date on which the Company’s ability to call capital commitments for the purpose of repaying the Obligations is terminated, and (e) the date upon which the Company terminates the commitments of the Lenders pursuant to Section 3.6 of the Capital Call Facility or otherwise.

The Capital Call Facility includes customary covenants as well as usual and customary events of default for revolving credit facilities of this nature.

As of December 31, 2021 and December 31, 2020, the carrying amount of the Company’s borrowings under the Capital Call Facility approximated their fair value. As of December 31, 2021, and December 31, 2020, unamortized financing costs of $545,430 and $535,984, respectively, are being deferred over the remaining term of the Capital Call Facility. As of December 31, 2021 and December 31, 2020, the Company had an outstanding balance of $200,000,000 and $17,000,000, respectively. The Capital Call Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $199,454,570 as of December 31, 2021 and $16,464,016 as of December 31, 2020. The following table shows additional information about the interest and financing costs related to the Capital Call Facility for the year ended December 31, 2021 and the period ended December 31, 2020:

	Year Ended December 31, 2021	Period Ended September 8, 2020 through December 31, 2020
Interest expenses related to the Capital Call Facility	$2,345,247	$5,983
Financing expenses related to the Capital Call Facility	778,626	4,442

Total interest and financing expenses related to the Capital Call Facility	$3,123,873	$10,425

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

On January 28, 2022, the SPV executed a letter agreement (the “Second Amendment”) to amend the Revolving Credit Facility. The Second Amendment increases the maximum borrowing capacity of the SPV under the Revolving Credit Facility by $250 million (the “Commitment Increase”) to an aggregate of $750 million from its previous $500 million borrowing capacity. The Second Amendment also (a) adds an accordion feature in the Revolving Credit Facility that allows the SPV, under certain circumstances, to increase the size of the Revolving Credit Facility by an additional $250 million (the “Accordion”) to an amount not to exceed $1 billion in the aggregate and (b) establishes a new tranche consisting of the Commitment Increase and the Accordion, whereby any new advances made under such tranche bear interest at a per annum rate equal to Term SOFR for a three-month tenor in effect, plus the applicable margin of 2.55% per annum.

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

As of December 31, 2021, the carrying amount of the Company’s borrowings under the Revolving Credit Facility approximated its fair value. As of December 31, 2021, unamortized financing costs of $4,914,192 are being deferred over the remaining term of the Revolving Credit Facility. As of December 31, 2021, the Revolving Credit Facility had an outstanding balance of $435,000,000. The Revolving Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $430,085,807 as of December 31, 2021. Given the Revolving Credit Facility closed on June 28, 2021, there was no balance reflected in the Consolidated Statement of Assets and Liabilities as of December 31, 2020. The

following table shows additional information about the interest and financing costs related to the Revolving Credit Facility for the year ended December 31, 2021 and the period ended December 31, 2020:

	Year Ended December 31, 2021	Period Ended September 8, 2020 through December 31, 2020
Interest expenses related to the Revolving Credit Facility	$3,112,589	$—
Financing expenses related to the Revolving Credit Facility	399,126	—

Total interest and financing expenses related to the Revolving Credit Facility	$3,511,715	$—

Note 7. Net Assets

Unregistered Sales of Equity Securities

On November 17, 2020, the Adviser committed to contribute $1,000 of capital to the Company. In exchange for this contribution, the Adviser received 50 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”).

Since inception, the Company has completed the following share issuances:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
December 22, 2021(1)	44,706	$898,396
December 9, 2021	10,296,137	210,000,000
September 24, 2021	3,783,388	75,000,000
September 23, 2021(1)	17,842	353,695
August 25, 2021(1)	13,540	271,305
June 18, 2021	5,025,757	100,000,000
March 30, 2021	3,687,064	71,877,447
February 26, 2021	1,429,493	28,121,553
February 4, 2021	1,545,776	30,000,000
December 24, 2020	744,307	14,886,136
December 21, 2020	505,693	10,113,864
November 17, 2020	50	1,000

Total	27,093,753	$541,523,396

(1)	Shares were issued to stockholders participating in the Company’s DRIP.

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

Distributions

For the year ended December 31, 2021, the Company declared the following distributions.

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
August 23, 2021	August 25, 2021	$0.28	$3,622,679
September 21, 2021	September 23, 2021	$0.36	$4,662,605
December 20, 2021	December 22, 2021	$0.32	$8,655,695

Note 8. Investments

The following table presents the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2021 and December 31, 2020.

	December 31, 2021			December 31, 2020
Investments:	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value
First Lien Loans	$1,008,537,941	$1,011,839,638	87.3%	$4,500,591	$4,499,537	31.4%
Second Lien Loans	124,070,639	125,146,348	10.8%	9,826,605	9,825,450	68.6%
Unsecured Notes	19,613,993	20,000,000	1.7%	—	—	—
Equity	2,000,000	2,000,000	0.2%	—	—	—

Total Investments	$1,154,222,573	$1,158,985,986	100.0%	$14,327,196	$14,324,987	100.0%

The geographic composition of investments based on fair value as of December 31, 2021 and December 31, 2020 was as follows:

	December 31, 2021	December 31, 2020
U.S.	97.3%	100.0%
Non-U.S.	2.7	—

Total	100.0%	100.0%

The industry composition of investments based on fair value as of December 31, 2021 and December 31, 2020 was as follows:

	December 31, 2021	December 31, 2020
Capital Markets	7.0%	—
Diversified Financial Services	6.0	31.4%
Health Care Providers & Services	13.1	—
Health Care Technology	10.3	—
Insurance	19.2	68.6
IT Services	11.5	—
Professional Services	10.7	—
Real Estate Management & Development	4.3	—
Software	17.9	—

Total	100.0%	100.0%

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

The following table presents the fair value hierarchy as of December 31, 2021.

	Fair Value Hierarchy as of December 31, 2021
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$—	$1,011,839,638	$1,011,839,638
Second Lien Loans	—	23,061,995	102,084,353	125,146,348
Unsecured Notes	—	—	20,000,000	20,000,000
Equity	—	—	2,000,000	2,000,000

Total	$—	$23,061,995	$1,135,923,991	$1,158,985,986

The following table presents the fair value hierarchy as of December 31, 2020.

	Fair Value Hierarchy as of December 31, 2020
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$—	$4,499,537	$4,499,537
Second Lien Loans	—	—	9,825,450	9,825,450

Total	$—	$—	$14,324,987	$14,324,987

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the year ended December 31, 2021 and the period ended December 31, 2020:

Year Ended December 31, 2021	First Lien Loans	Second Lien Loans	Unsecured Notes	Equity	Total
Fair value, beginning of period	$4,499,537	$9,825,450	$—	$—	$14,324,987
Purchases of investments	1,020,601,673	111,872,500	19,600,000	2,000,000	1,154,074,173
Proceeds from sales and principal payments	(18,095,110)	(20,709,833)	—	—	(38,804,943)
Realized gain (loss) on investments	—	19,680	—	—	19,680
Net change in unrealized appreciation/(depreciation)	3,320,290	755,109	386,007	—	4,481,406
Net accretion of discount and amortization of investments	1,513,248	301,447	13,993	—	1,828,688
Transfers into (out of) Level 3	—	—	—	—	—

Fair value, end of period	$1,011,839,638	$102,084,353	$20,000,000	$2,000,000	$1,135,923,991

For the Period September 8, 2020 (inception) through December 31, 2020	First Lien Loans	Second Lien Loans	Unsecured Notes	Equity	Total
Fair value, beginning of period	$—	$—	$—	$—	$—
Purchases of investments	4,499,537	9,825,450	—	—	14,324,987
Proceeds from principal payments	—	—	—	—	—
Net change in unrealized appreciation/(depreciation)	(1,054)	(1,155)	—	—	(2,209)
Net accretion of discount and amortization of investments	1,054	1,155	—	—	2,209
Transfers into (out of) Level 3	—	—	—	—	—

Fair value, end of period	$4,499,537	$9,825,450	$—	$—	$14,324,987

During the year ended December 31, 2021 and the period ended December 31, 2020, there was no transfers into Level 3 from Level 2 because of a decrease in observable inputs.

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company at the year ended December 31, 2021 and the period ended December 31, 2020.

Net Change in Unrealized Appreciation (Depreciation)	Year Ended December 31, 2021	For the Period September 8, 2020 (inception) through December 31, 2020
First Lien Loans	$3,320,290	$(1,054)
Second Lien Loans	755,109	(1,155)
Unsecured Notes	386,007	—

Total	$4,481,406	$(2,209)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2021. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

December 31, 2021
Type of Investment	Fair Value	Valuation technique	Unobservable input	Range (weighted average)
First Lien Loans	$502,133,832	Discounted Cash Flow	Discount Rate	5.6% - 8.6% (7.7%)
First Lien Loans	509,705,805	Market Transaction	Market Transaction	97.8% - 99.6% (98.4%)
Second Lien Loan	50,096,854	Discounted Cash Flow	Discount Rate	8.3% - 9.5% (8.8%)
Second Lien Loan	51,987,500	Market Transaction	Market Transaction	98.5% - 99.5% (99.0%)
Unsecured Notes	20,000,000	Discounted Cash Flow	Discount Rate	7.9%
Equity	2,000,000	Market Transaction	Market Transaction	1.00

Total	$1,135,923,991

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

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. The methodology for the weighted average number of shares outstanding during the period utilizes the weighted average number of shares from December 31, 2020 through December 31, 2021. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2021 and December 31, 2020, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the year ended December 31, 2021, and the period ended December 31, 2020:

	Year Ended December 31, 2021	For the Period September 8, 2020 (inception) through December 31, 2020
Net increase in net assets resulting from operations	$21,755,033	$(768,090)
Weighted average common shares of common stock outstanding—basic and diluted	11,072,368	233,393
Basic and diluted net increase in net assets resulting from operations per common share	$1.96	$(3.29)

Note 11. Taxes

The Company has elected to be treated and intends to qualify annually as a regulated investment company, to distribute substantially all of its income and to comply with the other requirements of the Internal Revenue Code applicable to regulated investment companies. Accordingly, no provision for federal taxes is required. In addition, by distributing during each calendar year substantially all of its net investment income, net realized capital gains and certain other amounts, if any, the Company intends not to be subject to a federal excise tax. The Company did not have any liabilities for uncertain tax positions or unrecognized tax benefits.

During the year ended December 31, 2021, the Company recorded a Return of Capital Statement of Position (“ROCSOP”) adjustment for permanent book to tax differences of $364,788 primarily due to the differing book and tax treatment of offering costs. During the period ended December 31, 2020, the Company recorded a ROCSOP adjustment for a net operating loss of $469,342 and for permanent book to tax differences of $61,220 primarily due to the differing book and tax treatment of offering costs.

As of December 31, 2021 and December 31, 2020, the tax cost of the Company’s investments approximates its amortized cost.

Note 12. Financial Highlights

The following per common share data has been derived from information provided in the financial statements. The following is a schedule of financial highlights for the year ended December 31, 2021, and the period ended December 31, 2020:

	Year Ended December 31, 2021	For the Period September 8, 2020 (inception) through December 31, 2020
Per common share operating performance:
Net asset value, beginning of year/period	$19.39	$20.00
Results of operations:
Net investment income [1]	1.51	(0.61)
Net realized gains (losses) and unrealized appreciation (depreciation) [2]	0.20	(0.00)

Net increase (decrease) in net assets resulting from operations	1.71	(0.61)

Distributions to Common Stockholders
Distributions from net income	(0.96)	—

Net decrease in net assets resulting from distributions	(0.96)	—

Net asset value, end of year/period	$20.14	$19.39

Shares outstanding, end of year/period	27,093,753	1,250,050
Ratio/Supplemental data:
Net assets, end of year/period	$545,569,359	$24,232,910
Weighted average shares outstanding	11,072,368	233,393
Total return	8.91%	(3.05	)% [3]
Portfolio turnover	9.90%	—
Ratio of operating expenses to average net assets	5.81%	15.79	% [4]
Ratio of net investment income (loss) to average net assets	6.34%	(15.01	)% [4]

[1]	The per common share data was derived by using weighted average shares outstanding.
[2]

The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year/period does not agree with the change in the aggregate appreciation and depreciation in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.

[3]	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share. Total return is not annualized and does not include a sales load.
[4]

The ratios reflect an annualized amount. Non-recurring expenses were not annualized. During the year ended December 31, 2021, and period ended December 31, 2020, the Company incurred $364,789 and $297,854 of Organizational and Offering Expenses, respectively, which were deemed to be non-recurring.

Note 13. Equity

For the year ended December 31, 2021, the Company issued 25,843,703 shares of common stock at an average price of $19.99 through private placement offerings resulting in gross proceeds to the Company of $516.5 million. For the year ended December 31, 2020, the Company issued 1,250,050 shares of common stock at an average price of $20.00 through private placement offerings resulting in gross proceeds to the Company of $25.0 million. The Company had 27,093,753 shares outstanding as of December 31, 2021 and 1,250,050 shares outstanding as of December 31, 2020. As of December 31, 2021, the Company has received capital commitments totaling $1,073 million, of which, $533 million remains available. As of December 31, 2020, the company had received commitments totaling $716.9 million, of which, $691.9 million remained available.

Note 14. Subsequent Events

Management has evaluated subsequent events and transactions for potential recognition and/or disclosure through the date the financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2021, except as disclosed below.

On March 22, 2022, the Company’s Board declared a distribution of $0.425 per share (the “Distribution”) for shareholders of record as of March 23, 2022, payable on March 24, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2021 (the end of the period covered by this report), our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based upon the criteria in the 2013 Internal Control —  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2021.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

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

Directors

Information regarding the board of directors is as follows:

Name	Age	Position(s) Held	Expiration of Term
Interested Directors
David Wermuth	53	Chairman	2023
Scott Bronner	38	President	2022
Independent Directors
Jennifer J. Burleigh	55	Director	2024
Scott Heberton	55	Director	2022
Peter E. Roth	63	Director	2023

The address for each director is c/o Stone Point Credit Corporation, 20 Horseneck Lane, Greenwich, Connecticut 06830.

Executive Officers Who Are Not Directors

Information regarding the Company’s current executive officers who are not directors is as follows:

Name	Age	Position(s) Held
Gene Basov	46	Chief Financial Officer and Treasurer
Sandra Forman	56	Chief Compliance Officer and Secretary

The address for each executive officer is c/o Stone Point Credit Corporation, 20 Horseneck Lane, Greenwich, Connecticut 06830.

Biographical Information

Interested Directors

David Wermuth is the Chairman of the Company, a Managing Director and the General Counsel at Stone Point, a member of the Investment Committees of the Adviser and the general partners of the Trident Funds and a member of the Allocation and Valuation Committee of the Adviser. He joined the Stone Point platform in 1999 from Cleary, Gottlieb, Steen & Hamilton LLP, where from 1996 to 1999 he was a corporate attorney specializing in mergers and acquisitions. Prior to joining Cleary Gottlieb, Mr. Wermuth served as a law clerk to a federal judge of the U.S. Court of Appeals for the Ninth Circuit and as an auditor for KPMG Peat Marwick. Mr. Wermuth holds a B.A. from Yale University, an M.B.A. from the New York University Leonard N. Stern School of Business and a J.D. from Cornell Law School.

Scott Bronner is the President of the Company, a Managing Director at Stone Point and a member of the Investment Committee, Allocation Committee and Valuation Committee of the Adviser. Prior to joining the Stone Point platform in 2009, Mr. Bronner was in the Private Equity Division at Lehman Brothers Inc. Mr. Bronner holds a B.A. from Amherst College.

Independent Directors

Jennifer J. Burleigh, a retired partner of Debevoise & Plimpton, focused her legal practice on advising sponsors of private investment funds, co-investment funds and separately managed accounts. Ms. Burleigh’s experience covered a broad array of private fund strategies, including leveraged buyout, energy/infrastructure, real estate, mezzanine and distressed debt and equity funds. Ms. Burleigh had significant experience in emerging markets fund formation, including assisting emerging market-based sponsors in accessing international markets. Ms. Burleigh also had significant experience, representing both management teams and institutions, in asset manager spin-outs and the establishment of new investment firms. She advised both sponsors and institutional buyers in connection with strategic investments in private investment firms. Ms. Burleigh advised on the formation of “permanent capital” vehicles and evergreen investment vehicles, as well as the establishment of employee investment programs. She also advised on strategic joint venture arrangements in the fund formation space. Ms. Burleigh joined Debevoise in 1994, becoming a partner in 2002. She retired from practice in 2014, and has devoted her time to non-profit work and writing fiction. Ms. Burleigh currently serves on the boards of The Caedmon School in New York City, and Concord Academy in Concord, Massachusetts. Ms. Burleigh received her B.A. with honors from Stanford University in 1989, and her J.D. in 1994 from Columbia Law School, where she was a Harlan Fiske Stone Scholar and a managing editor of the Columbia Law Review.

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

Sandra Forman is the Chief Compliance Officer and Secretary of the Company and the Chief Compliance Officer of the Adviser. Ms. Forman joined Stone Point in 2021. Previously, Ms. Forman was Deputy General Counsel and Chief Compliance Officer, Registered Funds at Colony Capital, Inc. and its predecessor NorthStar Asset Management Inc., a real estate asset manager; Senior Counsel at Proskauer Rose; and General Counsel, Chief Compliance Officer, Secretary and Director of Human Resources at Harris & Harris Group, Inc. Ms. Forman began her career as an associate in the investment management group of Skadden, Arps, Slate, Meagher & Flom LLP. Ms. Forman holds a B.A. from New York University and a J.D. from the UCLA School of Law.

Key Personnel

Jacqueline Giammarco is a Vice President of the Company, a Managing Director and Counsel of Stone Point Capital, as well as Stone Point Capital’s Chief Compliance Officer. From inception to March 22, 2022, she was Chief Compliance Officer of the Company. She joined Stone Point in 2012 from MF Global where from 2007 to 2012, she was Senior Vice President and Assistant General Counsel. Prior to joining MF Global, Ms. Giammarco was a corporate partner at Katten Muchin Rosenman, joining the firm as an associate in the corporate department in 1997. Ms. Giammarco advised senior executives, boards of directors and in-house counsels on a variety of corporate legal matters. Ms. Giammarco holds a B.A. from Wilfrid Laurier University, an LL.B. from the University of Alberta Law School and an LL.M. in Corporate Law from the New York University School of Law.

Sally DeVino is a Vice President of the Company and a Managing Director and the Chief Financial Officer of Stone Point Capital. She joined Stone Point in 1995. Previously, she was a Senior Manager with BDO Seidman, where for eight years she provided audit, tax and consulting services in the manufacturing, construction, banking and not-for-profit industries. Ms. DeVino holds a B.S. from Manhattan College and was a Certified Public Accountant.

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

Nominating and Corporate Governance Committee

The members of the Nominating and Corporate governance committee are the Independent Directors. Jennifer J. Burleigh serves as Chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for selecting, researching and nominating directors for election by the Shareholders, selecting nominees to fill vacancies on the Board or a committee of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and management.

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

Compensation of Independent Directors

The Independent Directors’ annual fee is $100,000 plus $2,500 per each scheduled quarterly Board of Directors meeting attended, plus an additional $35,000 per year to be paid to the Chair of the Audit Committee and an additional $2,500 per year to be paid to the Chair of the Nominating & Corporate Governance Committee. The Independent Directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending any meeting. No compensation is expected to be paid to the Interested Directors with respect to the Company.

The following table sets forth compensation of the Company’s independent directors for the fiscal period ended December 31, 2021.

Name	Fees Earned (1)	Stock Awards (2)	All Other Compensation	Total
Jennifer J. Burleigh	$115,000	—	—	115,000
Scott Heberton	$112,500	—	—	112,500
Peter E. Roth	$135,000	—	—	135,000

(1)	No compensation is paid to our directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act.
(2)	We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of March 28, 2022, the beneficial ownership of each director and executive officer of the Company, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our address is 20 Horseneck Lane, Greenwich, Connecticut 06830.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially (1)	Percentage of Class (2)(3)
Interested Directors
David Wermuth	—	—%
Scott Bronner	—	—%
Independent Directors
Jennifer J. Burleigh	—	—%
Scott Heberton	—	—%
Peter E. Roth	—	—%
Executive Officers
Gene Basov	—	—%
Sally DeVino	—	—%
Sandra Forman	—	—%

All executive officers and directors as a group (nine persons)	—	—%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
(2)	Based on a total of 29,914,749 shares issued and outstanding on March 28, 2022.
(3)	As of March 28, 2022, the Company had 56 holders of its Common Stock.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of March 28, 2022. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Name of Director	Dollar Range of Equity Securities Beneficially Owned (1)(2)
Interested Directors
David Wermuth	None
Scott Bronner	None
Independent Directors
Jennifer J. Burleigh	None
Scott Heberton	None
Peter E. Roth	None

(1)	The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or Over $100,000.
(2)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

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

Other Investment Activities.

Among other personal investments, certain members of the Adviser have established one or more partnerships to hold certain investments made on their behalf, including investments in certain investment management firms (such investment management firms, referred to herein as the “Other Sponsors”). The Other Sponsors may target investment opportunities for their own behalf, or on behalf of investment funds and accounts for which they provide investment advisory services (collectively, “Other Sponsor Funds”), in various sectors and asset classes, including investment opportunities in the credit space. It is therefore possible that a particular investment opportunity could be identified by the Company and, separately, by one of the Other Sponsors for its own benefit or for the benefit of an Other Sponsor Fund that it advises. In addition, portfolio companies owned or managed by the Other Sponsors, Other Sponsor Funds or their respective affiliates may compete with, or hold conflicting interests in, potential or existing portfolio companies of the Company. In the event that any Other Sponsor is considered to be an “affiliate” of the Company under the 1940 Act, the Company’s participation in investment opportunities in which such Other Sponsors or Other Sponsor Funds also participate may be subject to restrictions similar to those discussed in “Co-investment with Third Parties” above, in which case any such transactions would need to be conducted pursuant to the terms of an Order. In situations when co-investment with Other Sponsor Funds is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the Order, the Adviser, Other Sponsors and/or their respective affiliates will need to decide which client or clients will proceed with the investment.

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

Incentive Fees.

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

Stone Point Funds.

Actions taken by the Adviser and its affiliates on behalf of the Credit Funds or Stone Point Capital on behalf of the Trident Funds may be adverse to the Company and its investments, which could harm the Company’s performance. For example, the Company may invest in the same credit obligations as other Credit Funds, although, to the extent permitted under the 1940 Act, the Company’s investments may include different obligations or levels of the capital structure of the same issuer. The Trident Funds may be invested in portfolio companies that compete directly with the portfolio companies of the Company. Decisions made with respect to the securities held by one Stone Point Fund may cause (or have the potential to cause) harm to the securities of the issuer held by other Stone Point Funds (including the Company).

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

Recommendations by the Adviser.

The Adviser and its affiliates may give advice and recommend securities to other clients which may differ from advice given to, or securities recommended or bought for, the Company even though such other clients’ investment objectives may be similar to the Company’s, which could have an adverse effect on the Company’s business, financial condition and results of operations.

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

Valuation Matters.

Valuations of investments are approved by the Board at the end of each calendar quarter. In instances where there is no readily available market value, the Company’s investments are valued at fair value with the input of the Adviser’s Valuation Committee and an external, independent valuation firm that is retained to review the Company’s investments as needed. Investments for which market quotations are readily available may be priced by independent pricing services.

The Company’s investment portfolio is recorded at fair value as determined in good faith in accordance with procedures established by the Board (“Valuation Policy”) and, as a result, there is and will be uncertainty as to the value of the Company’s portfolio investments. Under the 1940 Act, the Company is required to carry its portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with procedures established by the Board. There is not a public market or active secondary market for many of the types of investments in privately held companies that the Company intends to hold and make. The Company’s investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors, if at all. As a result, these investments are valued quarterly at fair value as determined in good faith in accordance with the Valuation Policy approved by the Board.

The determination of fair value, and thus the amount of unrealized appreciation or depreciation the Company may recognize in any reporting period, is to a degree subjective, and the Adviser has a conflict of interest in making recommendations of fair value. The types of factors that may be considered in determining the fair values of the Company’s investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates, precedent transactions and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with the Valuation Policy approved by the Board may differ materially from the values that would have been used if an active market and market quotations existed for such investments. The Company’s net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that the Company ultimately realizes upon the disposal of such investments.

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

Arrangements with Stone Point Capital.

The Company has entered into a license agreement with Stone Point Capital, under which Stone Point has granted the Company a non-exclusive, royalty-free, non-perpetual license to use the name and trademark “Stone Point.” Under this agreement, the Company has a right to use “Stone Point” for so long as the Company is a majority affiliate of Stone Point Capital and a private entity. Other than with respect to this limited license, the Company does not have a legal right to the “Stone Point” name. In the event the license agreement is terminated, the Company will be required to change its name and cease using “Stone Pont” as part of the Company’s name.

Item 14. Principal Accounting Fees and Services

The Audit Committee and the independent directors of the board of directors have selected KPMG LLP (“KPMG”) to serve as the independent registered public accounting firm for the Company for the year ended December 31, 2021.

KPMG has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

Service:	Year Ended December 31, 2021
Audit Fees	$585,000
Audit-Related Fees	—
Tax Fees	27,000
All Other Fees	—

Total Fees:	$612,000

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of Subscription Agreement as of January 1, 2022 *
10.1	Investment Advisory Agreement between Stone Point Capital Corporation and Stone Point Credit Adviser LLC, as the investment adviser (1)
10.2	Administration Agreement between the Company and Stone Point Credit Adviser LLC, as the Administrator (1)
10.3	Custody Agreement between Stone Point Capital Corporation and U.S. Bank National Association, as the custodian (1)
10.4	Amended and Restated Transfer Agent Servicing Agreement between Stone Point Credit Corporation and U.S. Bank National Association, as the transfer agent *
10.5	License Agreement between the Company and Stone Point Capital (1)
10.6	Form of Indemnification Agreement (1)
10.7	Revolving Credit Agreement with Capital One, National Association (2)
10.8	Amendment to Revolving Credit Agreement with Capital One, National Association (3)
10.9	Amendment to Revolving Credit Agreement with Capital One, National Association (4)
10.10	Loan and Security Agreement between SPCC Funding I LLC and JPMorgan Chase Bank, National Association (5)
10.11	Amendment to Loan and Security Agreement between SPCC Funding I LLC and JPMorgan Chase Bank, National Association (6)
10.12	Amendment to Loan and Security Agreement between SPCC Funding I LLC and JPMorgan Chase Bank, National Association (7)
10.13	Sub-Administration Agreement between Stone Point Credit Adviser LLC, as Administrator, and U.S. Bank, as Sub-Administrator *
10.14	First Amendment to Sub-Administration Agreement between Stone Point Credit Adviser LLC, as Administrator, and U.S. Bank, as Sub-Administrator *
14.1	Code of Ethics *
21.1	List of Subsidiaries*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Previously filed as an exhibit to Amendment No. 1 to the Company’s registration statement on Form 10 (File No. 000-56209) filed with the SEC on November 25, 2020.
(2)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on January 4, 2021.

(3)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on April 7, 2021.
(4)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 30, 2021.
(5)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2021.
(6)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 20, 2021.
(7)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on February 1, 2022.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stone Point Credit Corporation

Date: March 30, 2022	By:	/s/ Scott Bronner
Name: Scott Bronner
Title: Principal Executive Officer

Date: March 30, 2022	By:	/s/ Gene Basov
Name: Gene Basov
Title: Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following person on behalf of the registrant and in the following capacities on March 30, 2022.

/s/ Scott Bronner
Scott Bronner
Director and Principal Executive Officer

/s/ David Wermuth
David Wermuth
Director and Chair of the Board of Directors

/s/ Peter E. Roth
Peter E. Roth
Director and Chair of the Audit Committee

/s/ Jennifer J. Burleigh
Jennifer J. Burleigh
Director and Chair of the Nominating and Corporate Governance Committee

/s/ Scott Heberton
Scott Heberton
Director