Form 10-Q
period 2022-03-31
Stone Point Credit Corp
filed 2022-05-13
CIK 1825384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2022

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

The issuer had 31,901,575 shares of common stock, $0.001 par value per share, outstanding as of May 13, 2022.

Stone Point Credit Corporation

Form 10-Q for the Quarter Ended March 31, 2022

TABLE OF CONTENTS

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Consolidated Statements of Assets and Liabilities as of March 31, 2022 (Unaudited) and December 31, 2021	3
	Consolidated Statements of Operations for the three months ended March 31, 2022 (Unaudited) and three months ended March 31, 2021 (Unaudited)	4
	Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2022 (Unaudited) and the three months ended March 31, 2021 (Unaudited)	5
	Consolidated Statement of Cash Flows for the three months ended March 31, 2022 (Unaudited) and the three months ended March 31, 2021 (Unaudited)	6
	Consolidated Schedule of Investments as of March 31, 2022 (Unaudited) and December 31, 2021	7
	Notes to Consolidated Financial Statements (Unaudited)	15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	49

PART II.	OTHER INFORMATION	49
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	50
Item 6.	Exhibits	50

SIGNATURES		51

Item 1.	Financial Statements

Stone Point Credit Corporation

Consolidated Statements of Assets and Liabilities

	March 31, 2022 (Unaudited)	December 31, 2021
Assets:
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $1,220,639,204 and $1,154,222,573, respectively)	$1,222,000,013	$1,158,985,986
Cash and cash equivalents	23,999,542	15,096,474
Interest receivable	10,399,971	8,504,961
Paydown receivable	931,161	419,257
Deferred offering expenses	64,761	41,413
Prepaid expenses and other assets	19,346	27,299
Total assets	$1,257,414,794	$1,183,075,390

Liabilities:
Revolving credit facilities payable (net of deferred financing costs of $7,469,172 and $5,459,623, respectively) (Note 6)	$601,030,828	$629,540,377
Unsettled trades payable	6,947,500	—
Base management fees payable (Note 3)	3,848,810	2,819,269
Organizational and offering expenses payable	—	41,057
Accounts payable and accrued expenses	2,554,514	2,289,807
Interest and credit facility fees payable	3,741,445	2,815,521
Total liabilities	$618,123,097	$637,506,031

Commitments and contingencies (Note 5)
Net Assets:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2022 and December 31, 2021	$—	$—
Common stock, $0.001 par value, 250,000,000 shares authorized, 31,901,575 and 27,093,753 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	31,902	27,094
Paid in capital in excess of par	637,347,506	540,600,952
Distributable (accumulated) earnings (losses)	1,912,289	4,941,313
Total net assets	639,291,697	545,569,359
Total liabilities and net assets	$1,257,414,794	$1,183,075,390
Net asset value per common share	$20.04	$20.14

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Operations

	Three Months Ended March 31, 2022 (Unaudited)	Three Months Ended March 31, 2021 (Unaudited)
Investment income:
Interest income from non-controlled/non-affiliated investments	$21,714,585	$1,456,472
Interest income from cash and cash equivalents	199	247
Total interest income	21,714,784	1,456,719
Fee income	—	1,040,625
Total fee income	—	1,040,625
Total investment income	21,714,784	2,497,344

Operating expenses:
Base management fees (Note 3)	$3,848,810	$287,825
Interest and credit facility fees (Note 6)	4,913,654	404,468
Offering costs (Note 4)	20,057	96,029
Professional fees	1,062,431	554,448
Directors fees	91,875	93,125
Insurance expense	4,017	13,324
Total expenses	9,940,844	1,449,219
Net investment income (loss)	$11,773,940	$1,048,125
Net realized gains (losses) and unrealized appreciation (depreciation) on investments:
Net realized gains (losses):
Non-controlled/non-affiliated investments	$114,485	$—
Total net realized gains (losses)	$114,485	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$(3,402,604)	$241,341
Total net change in unrealized appreciation (depreciation)	$(3,402,604)	$241,341
Net increase (decrease) in net assets resulting from operations	$8,485,821	$1,289,466

Per share information - basic and diluted:
Net investment income (loss)	$0.43	$0.38
Net increase (decrease) in net assets resulting from operations	$0.31	$0.47
Weighted average shares outstanding	27,380,370	2,759,806

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Changes in Net Assets

	Three Months Ended March 31, 2022 (Unaudited)	Three Months Ended March 31, 2021 (Unaudited)
Increase in net assets resulting from operations:
Net investment income (loss)	$11,773,940	$1,048,125
Total net realized gains (losses)	114,485	—
Total net change in unrealized appreciation (depreciation)	(3,402,604)	241,341
Net increase (decrease) in net assets resulting from operations	8,485,821	1,289,466

Decrease in net assets resulting from stockholder distributions:
Shares distributed pursuant to dividend reinvestment plan	(1,751,362)	—
Distributions to stockholders	(9,763,483)	—
Net decrease in net assets resulting from stockholder distributions	(11,514,845)	—

Increase in net assets resulting from capital share transactions:
Issuance of common shares pursuant to dividend reinvestment plan	1,751,362	—
Issuance of common shares	95,000,000	129,999,000
Net increase in net assets resulting from capital share transactions	96,751,362	129,999,000

Total increase in net assets	93,722,338	131,288,466
Net assets, beginning of period	545,569,359	24,232,910
Net assets, end of period	$639,291,697	$155,521,376
Net asset value per share	$20.04	$19.66
Common shares outstanding at the end of the period	31,901,575	7,912,383

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2022 (Unaudited)	Three Months Ended March 31, 2021 (Unaudited)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$8,485,821	$1,289,466
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Total net change in unrealized (appreciation) depreciation	3,402,604	(241,341)
Total net realized (gains) losses	(114,485)	—
Amortization and accretion of premiums and discounts	(1,119,667)	(90,044)
Purchases of investments	(84,545,015)	(148,989,357)
Sales of investments	19,362,536	—
Changes in operating assets and liabilities:
Interest receivable	(1,895,010)	(753,010)
Paydown receivable	(511,904)	—
Deferred offering expenses	(23,348)	70,079
Prepaid expenses and other assets	7,953	1,308
Base management fees payable	1,029,541	284,948
Organizational and offering expenses payable	(41,057)	(559,978)
Accounts payable and accrued expenses	264,707	(40,726)
Interest and credit facility fees payable	925,924	210,768
Unsettled trades payable	6,947,500	—
Net cash used in operating activities	(47,823,900)	(148,817,887)

Cash flows from financing activities:
Borrowings under revolving credit facility	728,500,000	88,000,000
Payments on revolving credit facilities	(755,000,000)	—
Deferred financing costs	(2,009,549)	120,757
Distributions paid in cash	(9,763,483)	—
Proceeds from issuance of common shares	95,000,000	129,999,000
Net cash provided by financing activities	56,726,968	218,119,757

Net increase (decrease) in cash and cash equivalents	8,903,068	69,301,870
Cash and cash equivalents, beginning of period	15,096,474	27,127,738
Cash and cash equivalents, end of period	$23,999,542	$96,429,608

Supplemental and Non-Cash Information
Cash paid during the period for interest	$3,132,020	$—
Reinvestment of distributions during the period	$1,751,362	$—

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of March 31, 2022 (Unaudited)

Portfolio Company 1 2 3	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount / Units	Cost [4]	Fair Value	Percentage of Net Assets [5]
Non-Controlled/Non-Affiliated Investments
Debt Investments – 190.8%
Capital Markets
Project K BuyerCo, Inc.	First Lien Term Loan	LIBOR + 6.00%, 0.75% Floor [10]	6.75%	12/10/2027	77,079,545	$75,620,998	$74,807,400	11.7%
Project K BuyerCo, Inc.	First Lien Revolving Loan	LIBOR + 6.00%, 0.75% Floor [8]	6.75%	12/10/2027	—	(146,645)	(227,784)	0.0%
Project K BuyerCo, Inc.	Unsecured Note	N/A	8.00%	12/8/2028	12,500,000	11,565,343	11,562,500	1.8%
Resolute Investment Managers, Inc. [6]	First Lien Revolving Loan	LIBOR + 4.25%, 1.00% Floor [10]	5.25%	4/30/2024	5,314,174	5,272,032	5,284,309	0.8%
Resolute Investment Managers, Inc.	Second Lien Term Loan	LIBOR + 8.00%, 1.00% Floor [10]	9.00%	4/30/2025	846,853	844,133	843,900	0.1%
Total Capital Markets						93,155,861	92,270,325	14.4%

Diversified Financial Services
Beacon Pointe Harmony, LLC	First Lien Term Loan	LIBOR + 5.25%, 0.75% Floor [9]	6.70%	12/29/2028	29,000,000	28,443,009	28,207,154	4.4%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.25%, 0.75% Floor [8]	6.70%	12/29/2028	—	(144,171)	(410,093)	(0.1)%
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	LIBOR + 5.25%, 0.75% Floor [8]	6.70%	12/29/2027	—	(57,453)	(82,019)	0.0%
More Cowbell I LLC	First Lien Term Loan	LIBOR + 6.25%, 1.00% Floor [9]	7.25%	4/10/2028	14,887,500	14,429,644	14,887,500	2.3%
More Cowbell I LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.25%, 1.00% Floor [8]	7.25%	4/10/2028	—	(313,934)	—	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor [10]	7.00%	10/4/2027	22,357,955	22,121,868	22,357,955	3.5%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor [10]	7.00%	10/4/2027	2,498,750	2,457,083	2,498,750	0.4%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor 8 10	7.00%	10/4/2027	1,550,385	1,542,259	1,550,385	0.2%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	LIBOR + 6.00%, 1.00% Floor 8 10	7.00%	10/4/2027	123,694	122,348	123,694	0.0%
Total Diversified Financial Services						68,600,653	69,133,326	10.8%

Portfolio Company 1 2 3	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount / Units	Cost [4]	Fair Value	Percentage of Net Assets [5]
Health Care Providers & Services
CORA Health Holdings Corp.	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.75%	6/15/2027	14,274,135	14,080,522	14,200,367	2.2%
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor 8 10	6.75%	6/15/2027	129,214	92,559	100,181	0.0%
Keystone Acquisition Corp.	First Lien Term Loan	LIBOR + 5.75%, 0.75% Floor [10]	6.50%	1/26/2029	16,500,000	16,338,857	16,335,000	2.6%
Mamba Purchaser, Inc.	Second Lien Term Loan	LIBOR + 6.50%, 0.50% Floor [7]	7.00%	10/15/2029	15,000,000	14,883,618	15,037,500	2.4%
MB2 Dental Solutions, LLC	First Lien Term Loan	LIBOR + 6.00%, 1.00% Floor [10]	7.00%	1/29/2027	10,922,475	10,711,828	10,861,629	1.7%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor [10]	7.00%	1/29/2027	3,521,544	3,490,381	3,501,926	0.5%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	ABR + 5.00%, 2.00% Floor [11]	8.50%	1/29/2027	416,639	412,952	414,318	0.1%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor 8 10	7.00%	1/29/2027	11,730,420	11,371,856	11,580,242	1.8%
Mirra-PrimeAccess Holdings, LLC	First Lien Term Loan	LIBOR + 6.50%, 1.00% Floor [10]	7.50%	7/29/2026	24,875,000	24,435,650	24,430,473	3.8%
Mirra-PrimeAccess Holdings, LLC	First Lien Revolving Loan	LIBOR + 6.50%, 1.00% Floor 8 10	7.50%	7/29/2026	1,027,500	967,448	978,535	0.2%
SpecialtyCare, Inc.	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [7]	6.75%	6/18/2028	13,690,899	13,320,562	13,389,516	2.1%
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.75%	6/18/2028	—	(17,096)	(28,062)	0.0%
SpecialtyCare, Inc.	First Lien Revolving Loan	LIBOR + 4.00% 7 8	4.00%	6/18/2026	—	(26,964)	(23,385)	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Term Loan	LIBOR + 5.75%, 0.75% Floor [10]	6.76%	1/2/2029	24,500,000	24,148,475	24,060,709	3.8%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 0.75% Floor [8]	6.76%	1/2/2029	—	(33,735)	(125,512)	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	ABR + 4.75%, 1.75% Floor 8 11	8.25%	12/29/2026	560,000	510,145	497,244	0.1%
Trinity Partners Holdings LLC	First Lien Term Loan	LIBOR + 5.75%, 0.75% Floor [10]	6.50%	12/21/2028	27,553,191	27,034,337	26,882,177	4.2%
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 0.75% Floor [8]	6.50%	12/21/2028	—	(70,349)	(181,355)	0.0%
TST Intermediate Holdings, LLC	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.76%	11/27/2026	12,449,651	12,274,744	12,314,343	1.9%
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor 8 10	6.76%	11/27/2026	1,634,615	1,626,656	1,498,760	0.2%

Total Health Care Providers & Services						175,552,446	175,724,606	27.5%

Health Care Technology
Ellkay, LLC	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.85%	9/14/2027	28,744,444	28,220,376	28,255,064	4.4%
Ellkay, LLC	First Lien Revolving Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.85%	9/14/2027	—	(65,663)	(61,480)	0.0%
FINThrive Software Intermediate Holdings, Inc.	Second Lien Term Loan	LIBOR + 6.75%, 0.50% Floor [10]	7.25%	12/17/2029	20,000,000	19,715,361	19,704,000	3.1%
GraphPAD Software, LLC	First Lien Term Loan	LIBOR + 5.50%, 1.00% Floor [7]	6.50%	4/27/2027	4,162,854	4,125,006	4,114,865	0.6%
GraphPAD Software, LLC	First Lien Term Loan	LIBOR + 5.50%, 1.00% Floor [12]	6.50%	4/27/2027	19,950,000	19,762,069	19,720,015	3.1%
GraphPAD Software, LLC	First Lien Term Loan	LIBOR + 5.50%, 1.00% Floor [12]	6.50%	4/27/2027	17,368,750	17,220,804	17,168,522	2.7%
GraphPAD Software, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.50%, 1.00% Floor [8]	6.50%	4/27/2027	—	(104,093)	(126,809)	0.0%
GraphPAD Software, LLC	First Lien Revolving Loan	LIBOR + 6.00%, 1.00% Floor [8]	7.00%	4/27/2027	—	(21,190)	(28,820)	0.0%
Imagine Acquisitionco, LLC	First Lien Term Loan	LIBOR + 5.50%, 1.00% Floor [10]	6.50%	11/16/2027	28,866,559	28,470,157	28,136,139	4.4%
Imagine Acquisitionco, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.50%, 1.00% Floor [8]	6.50%	11/16/2027	—	(30,149)	(162,722)	0.0%

Portfolio Company 1 2 3	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount / Units	Cost [4]	Fair Value	Percentage of Net Assets [5]
Imagine Acquisitionco, LLC	First Lien Revolving Loan	LIBOR +5.50%, 1.00% Floor [8]	6.50%	11/16/2027	—	(65,142)	(117,160)	0.0%

Total Health Care Technology						117,227,536	116,601,614	18.2%

Insurance
Captive Resources Midco, LLC	First Lien Term Loan	LIBOR + 5.50%, 0.75% Floor [10]	6.25%	5/31/2027	64,837,500	64,154,256	63,750,400	10.0%
Euclid Transactional, LLC	First Lien Term Loan	LIBOR + 6.80%, 0.75% Floor [10]	7.80%	10/2/2028	80,000,000	78,362,539	80,000,000	12.5%
Galway Borrower, LLC	First Lien Term Loan	LIBOR + 5.25%, 0.75% Floor [10]	6.26%	9/29/2028	61,056,818	60,344,236	59,711,638	9.3%
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.25%, 0.75% Floor 8 10	6.26%	9/29/2028	833,688	746,444	630,216	0.1%
Galway Borrower, LLC	First Lien Revolving Loan	LIBOR + 5.25%, 0.75% Floor [8]	6.26%	9/30/2027	—	(51,991)	(96,913)	0.0%
Harrington Reinsurance Holdings Limited	Unsecured Note	N/A	7.25%	6/29/2031	20,000,000	19,621,053	20,000,000	3.1%

Total Insurance						223,176,537	223,995,341	35.0%

IT Services
Dcert Buyer, Inc.	Second Lien Term Loan	LIBOR + 7.00% [7]	7.46%	2/19/2029	10,000,000	9,980,912	9,980,000	1.6%
Ensono, Inc.	Second Lien Term Loan	LIBOR + 8.00% [9]	8.35%	5/28/2029	11,250,000	11,145,358	11,250,000	1.8%
Helpsystems Holdings, Inc.	Second Lien Term Loan	LIBOR + 6.75%, 0.75% Floor [10]	7.50%	11/19/2027	10,000,000	10,000,000	9,956,000	1.6%
Ministry Brands Purchaser, LLC	First Lien Term Loan	LIBOR + 5.50%, 0.75% Floor [10]	6.51%	12/28/2028	17,655,367	17,487,622	17,423,933	2.7%
Ministry Brands Purchaser, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.50%, 0.75% Floor [8]	6.51%	12/28/2028	—	(27,077)	(74,059)	0.0%
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	LIBOR + 5.50%, 0.75% Floor [8]	6.51%	12/24/2027	—	(16,245)	(22,218)	0.0%
Stamps.com Inc	First Lien Term Loan	LIBOR + 5.75%, 0.75% Floor [10]	6.50%	10/5/2028	53,125,000	52,121,832	51,796,874	8.1%
Vision Solutions, Inc. [6]	Second Lien Term Loan	LIBOR + 7.25%, 0.75% Floor [10]	8.00%	4/23/2029	23,000,000	22,842,280	22,680,874	3.5%
WWEX Uni Topco Holdings, LLC	Second Lien Term Loan	LIBOR + 7.00%, 0.75% Floor [10]	8.01%	7/26/2029	20,000,000	19,388,418	19,784,000	3.1%

Total IT Services						142,923,100	142,775,404	22.3%

Professional Services
Eisner Advisory Group	First Lien Term Loan	LIBOR + 5.25%, 0.75% Floor [10]	6.00%	7/28/2028	7,935,063	7,866,767	7,925,144	1.2%
IG Investments Holdings	First Lien Term Loan	LIBOR + 6.00%, 0.75% Floor [10]	7.01%	9/22/2028	64,617,486	63,416,944	63,971,311	10.0%
IG Investments Holdings	First Lien Term Loan	LIBOR + 6.00%, 0.75% Floor [10]	7.01%	9/22/2028	4,987,469	4,939,299	4,937,594	0.8%
IG Investments Holdings	First Lien Revolving Loan	ABR + 5.00%, 1.75% Floor 8 11	8.50%	9/22/2027	1,011,561	919,307	960,983	0.2%
Tempus, LLC	First Lien Term Loan	LIBOR + 6.00%, 1.00% Floor [10]	7.01%	2/5/2027	43,723,514	43,169,715	43,723,514	6.8%
Tempus, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor [8]	7.01%	2/5/2027	—	(303,695)	—	0.0%

Total Professional Services						120,008,337	121,518,546	19.0%

Real Estate Management & Development
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR + 6.00%, 0.75% Floor [10]	6.75%	3/26/2026	49,500,000	48,892,851	49,500,000	7.7%

2-10 Holdco, Inc.	First Lien Revolving Loan	LIBOR + 6.00%, 0.75% Floor [8]	6.75%	3/26/2026	—	(33,402)	—	0.0%

Total Real Estate Management & Development						48,859,449	49,500,000	7.7%

Software
AxiomSL Group, Inc.	First Lien Term Loan	LIBOR + 6.00%, 1.00% Floor [10]	7.01%	12/3/2027	34,980,700	34,350,372	33,602,513	5.3%
AxiomSL Group, Inc.	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor [8]	7.01%	12/3/2027	—	(20,275)	(89,587)	0.0%
AxiomSL Group, Inc.	First Lien Revolving Loan	LIBOR + 6.00%, 1.00% Floor [8]	7.01%	12/3/2025	—	(41,725)	(97,751)	0.0%

Portfolio Company 1 2 3	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount / Units	Cost [4]	Fair Value	Percentage of Net Assets [5]
Diligent Corporation	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.76%	8/4/2025	29,700,000	29,468,558	29,417,693	4.6%
Diligent Corporation	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.76%	8/4/2025	9,900,000	9,820,709	9,805,898	1.5%
Diligent Corporation	First Lien Revolving Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.76%	8/4/2025	—	(38,664)	—	0.0%
GovDelivery Holdings, LLC	First Lien Term Loan	LIBOR + 6.50%, 1.00% Floor [10]	7.51%	1/29/2027	27,379,297	26,802,889	27,340,845	4.3%
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor 8 10	7.01%	1/29/2027	20,484,660	20,001,502	19,789,784	3.1%
GovDelivery Holdings, LLC	First Lien Revolving Loan	LIBOR + 6.50%, 1.00% Floor [8]	7.51%	1/29/2027	—	(29,151)	(3,390)	0.0%
GS Acquisitionco, Inc.	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.75%	5/22/2026	23,903,509	23,798,004	23,787,355	3.7%
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.75%	5/22/2026	—	(47,890)	(101,920)	0.0%
Mandolin Technology Intermediate Holdings, Inc.	Second Lien Term Loan	LIBOR + 6.50%, 0.50% Floor [10]	7.00%	7/30/2029	17,500,000	17,327,659	17,456,587	2.7%
Maverick 1 LLC	Second Lien Term Loan	LIBOR + 6.75%, 0.75% Floor [10]	7.50%	5/18/2029	8,000,000	7,962,744	8,000,000	1.3%
Maverick 1 LLC	Second Lien Delayed Draw Term Loan	LIBOR + 6.75%, 0.75% Floor [10]	7.50%	5/18/2029	1,000,000	995,373	1,000,000	0.2%
Simplifi Holdings, Inc.	First Lien Term Loan	LIBOR + 5.50%, 0.75% Floor [10]	6.25%	10/1/2027	27,040,663	26,539,528	26,396,861	4.1%
Simplifi Holdings, Inc.	First Lien Revolving Loan	LIBOR + 5.50%, 0.75% Floor [8]	6.25%	10/1/2026	—	(52,067)	(68,844)	0.0%
Syntax Systems Limited	First Lien Term Loan	LIBOR + 5.50%, 0.75% Floor [7]	6.25%	10/31/2028	10,787,376	10,686,748	10,650,874	1.7%
Syntax Systems Limited	First Lien Delayed Draw Term Loan	LIBOR + 5.50%, 0.75% Floor [8]	6.25%	10/31/2028	—	(27,958)	(37,586)	0.0%
Syntax Systems Limited	First Lien Revolving Loan	LIBOR + 5.50%, 0.75% Floor 7 8	6.25%	10/31/2028	662,178	651,012	647,144	0.1%
Tamarack Intermediate LLC	First Lien Revolving Loan	SOFR + 5.75%, 0.75% Floor [13]	6.50%	3/13/2028	21,484,375	21,057,557	21,054,688	3.3%
Tamarack Intermediate LLC	First Lien Delayed Draw Term Loan	SOFR + 5.75%, 0.75% Floor [8]	6.50%	3/13/2028	—	(69,640)	(70,313)	0.0%

Total Software						229,135,285	228,480,851	35.7%

Equity Investments—0.3% Health Care Technology
Imagine Acquisitionco, LLC	Equity	N/A	N/A	N/A	2,000,000	2,000,000	2,000,000	0.3%

Total Health Care Technology						2,000,000	2,000,000	0.3%

Total Non-Controlled/Non-Affiliated Investments						$1,220,639,204	$1,222,000,013	191.1%

(1)	All of the Company’s investments are domiciled in the United States except for Harrington Reinsurance Holdings Limited and Syntax Systems Limited, which are domiciled in Bermuda and Canada, respectively.
(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940 except for Harrington Reinsurance Holdings Limited and Syntax Systems Limited.
(4)	Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	Percentage is based on net assets of $639,291,697 as of March 31, 2022.
(6)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(7)	The interest rate on this security is subject to a base rate plus 1 Month “1M” LIBOR, which at March 31, 2022 was 0.452%.
(8)	This investment has an unfunded commitment as of March 31, 2022. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(9)	The interest rate on this security is subject to a base rate plus 6 Month “6M” LIBOR, which at March 31, 2022 was 1.470%.
(10)	The interest rate on this security is subject to a base rate plus 3 Month “3M” LIBOR, which at March 31, 2022 was 0.962%.
(11)	The interest rate on this security is subject to the Alternate Base Rate, which at March 31, 2022 was 3.500%.
(12)	The interest rate on this security is subject to a base rate plus 12 Month “12M” LIBOR, which at March 31, 2022 was 2.101%.
(13)	The interest rate on this security is subject to the Secured Overnight Financing Rate (“SOFR”), which at March 31, 2022 was 0.290%.

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of December 31, 2021

Portfolio Company 1 2 3	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount / Units	Cost [4]	Fair Value	Percentage of Net Assets [5]
Non-Controlled/Non-Affiliated Investments
Debt Investments – 212.1%
Capital Markets
Project K BuyerCo, Inc.	First Lien Term Loan	LIBOR + 6.00%, 0.75% Floor [10]	6.75%	12/10/2027	$77,272,727	$75,743,674	$75,727,273	13.9%
Project K BuyerCo, Inc.	First Lien Revolving Loan	LIBOR + 6.00%, 0.75% Floor [8]	6.75%	12/10/2027	—	(152,994)	(154,545)	0.0%
Resolute Investment Managers, Inc.	First Lien Revolving Loan	LIBOR + 4.25%, 1.00% Floor [10]	5.25%	4/30/2024	5,334,098	5,286,083	5,334,098	1.0%
Resolute Investment Managers, Inc.	Second Lien Term Loan	LIBOR + 8.00%, 1.00% Floor [10]	9.00%	4/30/2025	846,853	843,712	846,853	0.2%

Total Capital Markets						81,720,475	81,753,679	15.0%

Diversified Financial Services
Beacon Pointe Harmony, LLC	First Lien Term Loan	LIBOR + 5.25%, 0.75% Floor [10]	6.00%	12/19/2028	29,000,000	28,420,747	28,512,553	5.2%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.25%, 0.75% Floor [8]	6.00%	12/19/2028	—	(149,811)	(252,128)	0.0%
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	LIBOR + 5.25%, 0.75% Floor [8]	6.00%	12/19/2028	—	(59,918)	(50,426)	0.0%
More Cowbell I LLC	First Lien Term Loan	LIBOR + 6.25%, 1.00% Floor [9]	7.25%	4/10/2028	14,925,000	14,451,428	14,925,000	2.7%
More Cowbell I LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.25%, 1.00% Floor [8]	7.25%	4/10/2028	—	(326,821)	—	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.75%	10/4/2027	22,414,205	22,125,703	22,414,205	4.1%

TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.75%	10/4/2027	2,500,000	2,456,239	2,500,000	0.5%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor 8 10	6.75%	10/4/2027	1,330,308	1,322,080	1,330,308	0.2%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	LIBOR + 5.75%, 1.00% Floor 8 10	6.75%	10/4/2027	192,500	191,154	192,500	0.0%

Total Diversified Financial Services						68,430,801	69,572,012	12.8%

Portfolio Company 1 2 3	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount / Units	Cost [4]	Fair Value	Percentage of Net Assets [5]
Health Care Providers & Services
CORA Health Holdings Corp.	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.75%	6/15/2027	14,310,090	14,109,039	14,310,090	2.6%
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.75%	6/15/2027	—	(38,457)	—	0.0%
Mamba Purchaser, Inc.	Second Lien Term Loan	LIBOR + 6.50%, 0.50% Floor [7]	7.00%	10/15/2029	15,000,000	14,877,318	14,875,000	2.7%
MB2 Dental Solutions, LLC	First Lien Term Loan	LIBOR + 6.00%, 1.00% Floor [10]	7.00%	1/29/2027	10,950,057	10,728,154	10,950,057	2.0%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor [10]	7.00%	1/29/2027	3,530,413	3,496,882	3,530,413	0.6%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	ABR + 5.00%, 2.00% Floor [11]	8.25%	1/29/2027	417,688	413,721	417,688	0.1%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor 8 10	7.00%	1/29/2027	5,940,000	5,620,291	5,940,000	1.1%
Mirra-PrimeAccess Holdings, LLC	First Lien Term Loan	LIBOR + 6.50%, 1.00% Floor [10]	7.50%	7/29/2026	24,937,500	24,472,250	24,625,616	4.5%
Mirra-PrimeAccess Holdings, LLC	First Lien Revolving Loan	LIBOR + 6.50%, 1.00% Floor [8]	7.50%	7/29/2026	—	(60,052)	(34,268)	0.0%
SpecialtyCare, Inc.	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [7]	6.75%	6/18/2028	13,725,212	13,337,609	13,541,199	2.5%
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.75%	6/18/2028	—	(17,749)	(17,091)	0.0%
SpecialtyCare, Inc.	First Lien Revolving Loan	LIBOR + 4.00% 7 8	4.08%	6/18/2026	—	(28,541)	(14,243)	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Term Loan	LIBOR + 5.75%, 0.75% Floor [10]	6.50%	1/2/2029	24,500,000	24,133,018	24,181,500	4.4%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 0.75% Floor [8]	6.50%	1/2/2029	—	(34,973)	(91,000)	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	LIBOR + 5.75%, 0.75% Floor [8]	6.50%	12/29/2026	—	(52,442)	(45,500)	0.0%
Trinity Partners Holdings LLC	First Lien Term Loan	LIBOR + 5.75%, 0.75% Floor [10]	6.50%	12/21/2028	27,553,191	27,005,646	27,060,751	5.0%
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 0.75% Floor [8]	6.50%	12/21/2028	—	(74,019)	(133,092)	0.0%
TST Intermediate Holdings, LLC	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.75%	11/27/2026	12,480,905	12,296,189	12,387,322	2.3%
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.75%	11/27/2026	—	—	(93,726)	0.0%

Total Health Care Providers & Services						150,183,884	151,390,716	27.8%

Health Care Technology
Ellkay, LLC	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.75%	9/14/2027	28,816,667	28,266,349	28,326,057	5.2%
Ellkay, LLC	First Lien Revolving Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.75%	9/14/2027	—	(68,629)	(61,480)	0.0%
GraphPAD Software, LLC	First Lien Term Loan	LIBOR +5.50%, 1.00% Floor [7]	6.50%	4/27/2027	4,173,314	4,132,543	4,131,581	0.8%
GraphPAD Software, LLC	First Lien Term Loan	LIBOR +5.50%, 1.00% Floor [7]	6.50%	4/1/2027	20,000,000	19,801,118	19,800,000	3.6%
GraphPAD Software, LLC	First Lien Term Loan	LIBOR +5.50%, 1.00% Floor [12]	6.50%	4/27/2027	17,412,500	17,255,781	17,238,375	3.2%
GraphPAD Software, LLC	First Lien Delayed Draw Term Loan	LIBOR +5.50%, 1.00% Floor [8]	6.50%	4/27/2027	—	(109,167)	(110,000)	0.0%
GraphPAD Software, LLC	First Lien Revolving Loan	LIBOR + 6.00%, 1.00% Floor [8]	7.00%	4/27/2027	—	(22,220)	(25,000)	0.0%
Imagine Acquisitionco, LLC	First Lien Term Loan	LIBOR +5.50%, 1.00% Floor [10]	6.50%	11/16/2027	28,938,907	28,512,050	28,406,654	5.2%
Imagine Acquisitionco, LLC	First Lien Delayed Draw Term Loan	LIBOR +5.50%, 1.00% Floor [8]	6.50%	11/16/2027	—	(31,571)	(118,278)	0.0%
Imagine Acquisitionco, LLC	First Lien Revolving Loan	LIBOR +5.50%, 1.00% Floor [8]	6.50%	11/16/2027	—	(67,995)	(85,160)	0.0%
FINThrive Software Intermediate Holdings, Inc.	Second Lien Term Loan	LIBOR + 6.75%, 0.50% Floor [10]	7.25%	12/17/2029	20,000,000	19,700,093	19,700,000	3.6%
Total Health Care Technology						117,368,352	117,202,749	21.5%

Portfolio Company 1 2 3	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount / Units	Cost [4]	Fair Value	Percentage of Net Assets [5]
Insurance
Captive Resources Midco, LLC	First Lien Term Loan	LIBOR + 5.50%, 0.75% Floor [10]	6.25%	5/31/2027	65,000,000	64,273,037	64,187,500	11.8%
Euclid Transactional, LLC	First Lien Term Loan	LIBOR + 7.22%, 0.75% Floor [7]	7.97%	10/2/2028	80,000,000	78,294,529	78,250,000	14.3%
Galway Borrower, LLC	First Lien Term Loan	LIBOR + 5.25%, 0.75% Floor [10]	6.00%	9/29/2028	61,210,227	60,497,358	60,067,470	11.0%
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.25%, 0.75% Floor [8]	6.00%	9/29/2028	—	(84,906)	(172,459)	0.0%
Galway Borrower, LLC	First Lien Revolving Loan	LIBOR + 5.25%, 0.75% Floor [8]	6.00%	9/30/2027	—	(54,321)	(82,123)	0.0%
Harrington Reinsurance Holdings Limited	Unsecured Note	N/A	7.25%	6/29/2031	20,000,000	19,613,993	20,000,000	3.7%

Total Insurance						222,539,690	222,250,388	40.7%

IT Services
Dcert Buyer, Inc. [6]	Second Lien Term Loan	LIBOR + 7.00% [7]	7.10%	2/19/2029	10,000,000	9,976,907	10,041,650	1.8%
Ensono, Inc.	Second Lien Term Loan	LIBOR + 8.00% [9]	8.35%	5/28/2029	11,250,000	11,140,822	11,250,000	2.1%
Helpsystems Holdings, Inc.	Second Lien Term Loan	LIBOR + 6.75%, 0.75% Floor [10]	7.50%	11/19/2027	10,000,000	10,000,000	10,000,000	1.8%
Ministry Brands Purchaser, LLC	First Lien Term Loan	LIBOR + 5.50%, 0.75% Floor [10]	6.25%	12/28/2028	17,655,367	17,478,911	17,498,763	3.2%
Ministry Brands Purchaser, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.50%, 0.75% Floor [8]	6.25%	12/28/2028	—	(28,236)	(50,113)	0.0%
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	LIBOR + 5.50%, 0.75% Floor [8]	6.25%	12/24/2027	—	(16,941)	(15,034)	0.0%
Stamps.com Inc	First Lien Term Loan	LIBOR + 5.75%, 0.75% Floor [10]	6.50%	10/5/2028	53,125,000	52,080,388	52,062,500	9.5%
Vision Solutions, Inc. [6]	Second Lien Term Loan	LIBOR + 7.25%, 0.75% Floor [10]	8.00%	4/23/2029	13,000,000	12,880,544	13,020,345	2.4%
WWEX Uni Topco Holdings, LLC	Second Lien Term Loan	LIBOR + 7.00%, 0.75% Floor [10]	7.75%	7/26/2029	20,000,000	19,369,608	20,000,000	3.7%

Total IT Services						132,882,003	133,808,111	24.5%

Professional Services
Eisner Advisory Group	First Lien Term Loan	LIBOR + 5.25%, 0.75% Floor [10]	6.00%	7/28/2028	17,955,000	17,787,148	17,884,465	3.3%
IG Investments Holdings	First Lien Term Loan	LIBOR + 6.00%, 0.75% Floor [10]	6.75%	9/22/2028	64,779,841	63,526,192	63,374,098	11.6%
IG Investments Holdings	First Lien Revolving Loan	LIBOR + 6.00%, 0.75% Floor 8 10	6.75%	9/22/2027	2,528,902	2,432,497	2,419,146	0.4%
Tempus, LLC	First Lien Term Loan	LIBOR + 6.00%, 1.00% Floor [10]	7.00%	2/5/2027	34,780,144	34,282,162	34,780,144	6.4%
Tempus, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor 8 10	7.00%	2/5/2027	5,297,297	4,838,068	5,297,297	1.0%

Total Professional Services						122,866,067	123,755,150	22.7%

Real Estate Management & Development

2-10 Holdco, Inc.	First Lien Term Loan	LIBOR + 6.00%, 0.75% Floor [10]	6.75%	3/26/2026	49,625,000	48,975,723	49,625,000	9.1%

2-10 Holdco, Inc.	First Lien Revolving Loan	LIBOR + 6.00%, 0.75% Floor [8]	6.75%	3/26/2026	—	(35,468)	—	0.0%
Total Real Estate Management & Development						48,940,255	49,625,000	9.1%

Software
AxiomSL Group, Inc.	First Lien Term Loan	LIBOR + 6.00%, 1.00% Floor [10]	7.00%	12/3/2027	35,068,812	34,409,007	34,134,174	6.3%
AxiomSL Group, Inc.	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor [8]	7.00%	12/3/2027	—	(21,176)	(60,602)	0.0%
AxiomSL Group, Inc.	First Lien Revolving Loan	LIBOR + 6.00%, 1.00% Floor [8]	7.00%	12/3/2025	—	(44,523)	(66,125)	0.0%

Portfolio Company 1 2 3	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount / Units	Cost [4]	Fair Value	Percentage of Net Assets [5]
Diligent Corporation	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.75%	8/4/2025	29,775,000	29,521,553	29,460,025	5.4%
Diligent Corporation	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.75%	8/4/2025	9,925,000	9,838,228	9,820,008	1.8%
Diligent Corporation	First Lien Revolving Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.75%	8/4/2025	—	(41,514)	(52,893)	0.0%
GovDelivery Holdings, LLC	First Lien Term Loan	LIBOR + 6.50%, 1.00% Floor [10]	7.50%	1/29/2027	27,448,262	26,837,034	27,448,262	5.0%
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor 8 10	7.00%	1/29/2027	20,536,000	20,029,022	20,047,798	3.7%
GovDelivery Holdings, LLC	First Lien Revolving Loan	LIBOR + 6.50%, 1.00% Floor [8]	7.50%	1/29/2027	—	(30,638)	—	0.0%
GS Acquisitionco, Inc.	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.75%	5/22/2026	23,964,504	23,849,189	23,872,644	4.4%
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.75%	5/22/2026	—	(50,813)	(80,399)	0.0%
Mandolin Technology Intermediate Holdings, Inc.	Second Lien Term Loan	LIBOR + 6.50%, 0.50% Floor [10]	7.00%	7/30/2029	17,500,000	17,321,118	17,412,500	3.2%
Maverick 1 LLC	Second Lien Term Loan	LIBOR + 6.75%, 0.75% Floor [10]	7.50%	5/18/2029	8,000,000	7,960,517	8,000,000	1.5%
Maverick 1 LLC	Second Lien Delayed Draw Term Loan	LIBOR + 6.75%, 0.75% Floor [8]	7.50%	5/18/2029	—	—	—	0.0%
Simplifi Holdings, Inc.	First Lien Term Loan	LIBOR + 5.50%, 0.75% Floor [10]	6.25%	10/1/2027	27,108,434	26,581,842	26,566,265	4.9%
Simplifi Holdings, Inc.	First Lien Revolving Loan	LIBOR + 5.50%, 0.75% Floor [8]	6.25%	10/1/2026	—	(54,918)	(57,831)	0.0%
Syntax Systems Limited	First Lien Term Loan	LIBOR + 5.50%, 0.75% Floor [7]	6.25%	10/31/2028	10,814,480	10,708,078	10,706,335	2.0%
Syntax Systems Limited	First Lien Delayed Draw Term Loan	LIBOR + 5.50%, 0.75% Floor [7]	6.25%	10/31/2028	—	(28,980)	(29,703)	0.0%
Syntax Systems Limited	First Lien Revolving Loan	LIBOR + 5.50%, 0.75% Floor 7 8	6.25%	10/31/2028	519,604	508,020	507,723	0.1%

Total Software						207,291,046	207,628,181	38.1%

Equity Investments—0.4% Health Care Technology
Imagine Acquisitionco, LLC	Equity	N/A	N/A	N/A	2,000,000	2,000,000	2,000,000	0.4%

Total Health Care Technology						2,000,000	2,000,000	0.4%

Total Non-Controlled/Non-Affiliated Investments						$1,154,222,573	$1,158,985,986	212.4%

(1)	All of the Company’s investments are domiciled in the United States except for Harrington Reinsurance Holdings Limited and Syntax Systems Limited, which are domiciled in Bermuda and Canada, respectively.
(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940 except for Harrington Reinsurance Holdings Limited and Syntax Systems Limited.
(4)	Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	Percentage is based on net assets of $545,569,359 as of December 31, 2021.
(6)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(7)	The interest rate on this security is subject to a base rate plus 1 Month “1M” LIBOR, which at December 31, 2021 was 0.101%.
(8)	This investment has an unfunded commitment as of December 31, 2021. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(9)	The interest rate on this security is subject to a base rate plus 6 Month “6M” LIBOR, which at December 31, 2021 was 0.339%.
(10)	The interest rate on this security is subject to a base rate plus 3 Month “3M” LIBOR, which at December 31, 2021 was 0.209%.
(11)	The interest rate on this security is subject to the Alternate Base Rate, which at December 31, 2021 was 3.25%.
(12)	The interest rate on this security is subject to a base rate plus 12 Month “12M” LIBOR, which at December 31, 2021 was 0.583%.

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Notes to Consolidated Financial Statements

March 31, 2022

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

Interim financial statements are prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all information and notes required by U.S. GAAP for annual financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2022.

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

Organizational and Offering Expenses

Organizational expenses are costs associated with the organization of the Company and are expensed as incurred. Offering expenses are costs associated with the offering of common shares of the Company and are capitalized as deferred offering expenses in the Consolidated Statement of Assets and Liabilities. Deferred offering expenses are amortized over a twelve-month period from incurrence.

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

The Company evaluates tax positions taken or expected to be taken while preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted later based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions from inception through March 31, 2022. The Company’s federal and state tax returns for the prior two fiscal years remain open, subject to examination by the Internal Revenue Service.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. During the three months ended March 31, 2022 and the three months ended March 31, 2021, the Company recorded $114,485 and $0 of realized gains, respectively. During the three months ended March 31, 2022 and three months ended March 31, 2021, the Company recorded $3,402,604 of unrealized losses and $241,341 of unrealized gains, respectively.

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

Revenue from contracts with customers includes fee income (capital structuring, underwriting, and arranger fees). The Company earns underwriting and arranger fees in securities offerings in which the Company acts as an underwriter or arranger, such as initial public offerings, follow-on equity offerings, debt offerings, and convertible securities offerings. Fee revenue relating to underwriting and arranger commitments is recorded at the point in time when all significant items relating to the underwriting or arranger process has been completed and the amount of the underwriting or arranger revenue has been determined. This generally is the point at which all of the following have occurred: (i) the issuer’s registration statement has become effective with the SEC or the other offering documents are finalized; (ii) the Company has made a firm commitment for the purchase of securities from the issuer; (iii) the Company has been informed of the number of securities that it has been allotted; and (iv) the issuer obtains control and benefits of the offering; which generally occurs on trade date.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2022 and December 31, 2021, no investments were on non-accrual status.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. There were no dividend income generating investments for the three months ended March 31, 2022 and the three months ended March 31, 2021.

Fee Income

The Company, or its affiliates, may receive fees for capital structuring services. These fees are generally non-recurring and are recognized as fee income by the Company on the investment closing date. The following table presents revenues from contracts with customers disaggregated by fee type:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Fee Income	$—	$1,040,625

Total revenue from contracts with customers	$—	$1,040,625

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities through December 31, 2022. The Company is evaluating the potential impact that the adoption of this guidance will have on the Company’s consolidated financial statements.

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

Base Management Fee

The Company pays to the Adviser an asset-based fee (the “Management Fee”) for management services in an amount equal to an annual rate of 1.30% of the average value of the Company’s gross assets (excluding cash and cash equivalents) for the most recently completed calendar quarter payable quarterly in arrears. The Management Fee for any partial quarter is appropriately prorated based on the actual number of days elapsed during such partial quarter as a fraction of the number of days in the relevant calendar year. For the three months ended March 31, 2022 and the three months ended March 31, 2021, the Company incurred management fees of $3,848,810 and $287,825 respectively. As of March 31, 2022 and December 31, 2021, the Company recorded base management fees payable of $3,848,810 and $2,819,269, respectively.

Incentive Fee

Beginning on the fourth anniversary of the date on which shareholders are required to fund their initial drawdown (the “Incentive Commencement Date”), the Company will pay the Adviser an incentive fee (“Incentive Fee”) as set forth below. The Incentive Fee will consist of two parts. The first part (the “Investment Income Incentive Fee”) will be calculated and payable following the Incentive Commencement Date on a quarterly basis, in arrears, and will equal 15% of “pre-incentive fee net investment income” for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.75% (i.e., 7% annualized) measured on a quarterly basis. For purposes of computing the initial installment of the Investment Income Incentive Fee, if the Incentive Commencement Date does not fall on the first day of a calendar quarter, then the initial payment of the Investment Income Incentive Fee shall be payable for the period that commences on the Incentive Commencement Date through the last day of the first complete calendar quarter immediately following the Incentive Commencement Date and, thereafter, at the end of each subsequent calendar quarter as described above. The second part (the “Capital Gains Incentive Fee”) will be an annual fee that will also commence with the period beginning on the Incentive Commencement Date and will be determined and payable following the Incentive Commencement Date, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 15% of realized capital gains, if any, determined on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees. For the three months ended March 31, 2022 and the three months ended March 31, 2021, the Company did not incur any performance-based incentive fees.

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

For the three months ended March 31, 2022 and the three months ended March 31, 2021, the Company incurred $145,118 and $116,548 of administrative overhead expenses that were included in the Consolidated Statements of Operations as professional fees, respectively. As of March 31, 2022 and December 31, 2021, $150,000 and $147,102, respectively, of administrative overhead expenses remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses. For the three months ended March 31, 2022 and the three months ended March 31, 2021, the Administrator has elected to waive additional charges that would have otherwise been eligible for reimbursement under the terms of the Administration Agreement which are not subject to recoupment.

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

For the three months ended March 31, 2022 and the three months ended March 31, 2021, the Company incurred expenses for services provided by the Sub-Administrator and the Custodian of $280,953 and $44,994 on the Consolidated Statements of Operations as professional fees, respectively. As of March 31, 2022 and December 31, 2021, $329,397 and $114,705, respectively, remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

Transfer Agent Fees

On December 1, 2020, the Company entered into a transfer agent servicing agreement with U.S. Bank Global Fund Services (the “Transfer Agent”). For the three months ended March 31, 2022 and the three months ended March 31, 2021, the Company incurred expenses for services provided by the Transfer Agent of $22,890 and $12,500 on the Consolidated Statements of Operations as professional fees, respectively. As of March 31, 2022 and December 31, 2021, $38,724 and $15,834, respectively, remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

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

For the three months ended March 31, 2022 and the three months ended March 31, 2021, the Company incurred offering costs of $20,057 and $96,029 on the Consolidated Statements of Operations, respectively. For the three months ended March 31, 2022 and the three months ended March 31, 2021, the Company did not incur any organizational expenses. As of March 31, 2022 and December 31, 2021, $0 and $41,057, respectively, remained payable on the Consolidated Statements of Assets and Liabilities as organizational and offering expenses payable.

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

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of March 31, 2022 and December 31, 2021, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

Portfolio Company	Type of Investment	March 31, 2022 Par	December 31, 2021 Par
2-10 Holdco, Inc.	First Lien Revolving Loan	$2,777,778	$2,777,778
AxiomSL Group, Inc.	First Lien Delayed Draw Term Loan	2,273,873	2,273,873
AxiomSL Group, Inc.	First Lien Revolving Loan	2,481,089	2,481,089
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	15,000,000	15,000,000
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	3,000,000	3,000,000
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	5,488,786	5,618,000
Diligent Corporation	First Lien Revolving Loan	5,000,000	5,000,000
Elkay LLC	First Lien Revolving Loan	3,611,111	3,611,111
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	8,401,760	9,237,537
Galway Borrower, LLC	First Lien Revolving Loan	4,398,827	4,398,827
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	13,464,000	13,464,000
GovDelivery Holdings, LLC	First Lien Revolving Loan	2,413,807	2,413,807
GraphPAD Software, LLC	First Lien Delayed Draw Term Loan	11,000,000	11,000,000
GraphPAD Software, LLC	First Lien Revolving Loan	2,500,000	2,500,000
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	20,974,500	20,974,500
IG Investments Holdings LLC	First Lien Revolving Loan	4,046,243	2,528,901
Imagine Acquisitionco, LLC	First Lien Delayed Draw Term Loan	6,430,868	6,430,868
Imagine Acquisitionco, LLC	First Lien Revolving Loan	4,630,225	4,630,225
Maverick 1 LLC	Second Lien Delayed Draw Term Loan	—	1,000,000
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	15,228,000	21,060,000

Portfolio Company	Type of Investment	March 31, 2022 Par	December 31, 2021 Par
Ministry Brands Purchaser, LLC	First Lien Delayed Draw Term Loan	5,649,718	5,649,718
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	1,694,915	1,694,915
Mirra-Prime Access Holdings, LLC	First Lien Revolving Loan	1,712,500	2,740,000
More Cowbell I LLC	First Lien Delayed Draw Term Loan	15,000,000	15,000,000
Project K BuyerCo, Inc.	First Lien Revolving Loan	7,727,273	7,727,273
Simplifi Holdings, Inc.	First Lien Revolving Loan	2,891,566	2,891,566
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	1,274,788	1,274,788
SpecialtyCare, Inc.	First Lien Revolving Loan	1,062,323	1,062,323
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	7,000,000	7,000,000
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	2,940,000	3,500,000
Syntax Systems Limited	First Lien Delayed Draw Term Loan	2,970,297	2,970,297
Syntax Systems Limited	First Lien Revolving Loan	525,941	668,515
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	949,615	1,169,692
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	376,306	307,500
Tamarack Intermediate LLC	First Lien Delayed Draw Term Loan	3,515,625	—
Tempus, LLC	First Lien Delayed Draw Term Loan	14,567,568	18,351,352
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	7,446,809	7,446,809
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	10,865,385	12,500,000
Total Par		$221,291,496	$231,355,264

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments as of March 31, 2022 and December 31, 2021. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

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

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in the Small Business Credit Availability Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of March 31, 2022 and December 31, 2021, the Company’s asset coverage ratios were 205% and 186%, respectively.

The following table shows the Company’s outstanding debt as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Capital Call Facility	$200,000,000	$5,000,000	$195,000,000	$4,590,174
Revolving Credit Facility	$750,000,000	$603,500,000	$146,500,000	$596,440,654
Total	$950,000,000	$608,500,000	$341,500,000	$601,030,828

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Capital Call Facility	$200,000,000	$200,000,000	$—	$199,454,570
Revolving Credit Facility	$500,000,000	$435,000,000	$65,000,000	$430,085,807
Total	$700,000,000	$635,000,000	$65,000,000	$629,540,377

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

As of March 31, 2022 and December 31, 2021, the carrying amount of the Company’s borrowings under the Capital Call Facility approximated their fair value. As of March 31, 2022, and December 31, 2021, unamortized financing costs of $409,826 and $545,430, respectively, are being deferred over the remaining term of the Capital Call Facility. As of March 31, 2022 and December 31, 2021, the Company had an outstanding balance of $5,000,000 and $200,000,000, respectively. The Capital Call Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $4,590,174 as of March 31, 2022 and $199,454,570 as of December 31, 2021. The following table shows additional information about the interest and financing costs related to the Capital Call Facility for the three months ended March 31, 2022 and the three months ended March 31, 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Interest expenses related to the Capital Call Facility	$571,733	$271,212
Financing expenses related to the Capital Call Facility	135,604	133,256
Total interest and financing expenses related to the Capital Call Facility	$707,337	$404,468

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

As of March 31, 2022 and December 31, 2021, the carrying amount of the Company’s borrowings under the Revolving Credit Facility approximated its fair value. As of March 31, 2022 and December 31, 2021, unamortized financing costs of $7,059,345 and $4,914,192, respectively, are being deferred over the remaining term of the Revolving Credit Facility. As of March 31, 2022 and December 31, 2021, the Revolving Credit Facility had an outstanding balance of $603,500,000 and $435,000,000, respectively. The Revolving Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $596,440,654 as of March 31, 2022 and $430,085,807 as of December 31, 2021. The following table shows additional information about the interest and financing costs related to the Revolving Credit Facility for the three months ended March 31, 2022 and the three months ended March 31, 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Interest expenses related to the Revolving Credit Facility	$3,816,192	$—
Financing expenses related to the Revolving Credit Facility	132,043	—
Total interest and financing expenses related to the Revolving Credit Facility	$3,948,235	$—

Note 7. Net Assets

Unregistered Sales of Equity Securities

On November 17, 2020, the Adviser committed to contribute $1,000 of capital to the Company. In exchange for this contribution, the Adviser received 50 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”).

Since inception, the Company has completed the following share issuances:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 29, 2022	1,986,561	$40,000,000
March 25, 2022	2,734,196	55,000,000
March 24, 2022(1)	87,065	1,751,362
December 22, 2021(1)	44,706	898,396
December 9, 2021	10,296,137	210,000,000
September 24, 2021	3,783,388	75,000,000
September 23, 2021(1)	17,842	353,695
August 25, 2021(1)	13,540	271,305
June 18, 2021	5,025,757	100,000,000
March 30, 2021	3,687,064	71,877,447
February 26, 2021	1,429,493	28,121,553
February 4, 2021	1,545,776	30,000,000
December 24, 2020	744,307	14,886,136
December 21, 2020	505,693	10,113,864
November 17, 2020	50	1,000
Total	31,901,575	$638,274,758

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

Distributions

For the three months ended March 31, 2022, the Company declared the following distributions.

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
March 23, 2022	March 24, 2022	$0.425	$11,514,845

For the three months ended March 31, 2021, the Company did not declare any distributions.

Note 8. Investments

The following table presents the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2022 and December 31, 2021.

	March 31, 2022			December 31, 2021
Investments:	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value
First Lien Loans	$1,052,366,952	$1,052,744,652	86.1%	$1,008,537,941	$1,011,839,638	87.3%
Second Lien Loans	135,085,856	135,692,861	11.1%	124,070,639	125,146,348	10.8%
Unsecured Notes	31,186,396	31,562,500	2.6%	19,613,993	20,000,000	1.7%
Equity	2,000,000	2,000,000	0.2%	2,000,000	2,000,000	0.2%
Total Investments	$1,220,639,204	$1,222,000,013	100.0%	$1,154,222,573	$1,158,985,986	100.0%

The geographic composition of investments based on fair value as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
U.S.	97.4%	97.3%
Non-U.S.	2.6	2.7
Total	100.0%	100.0%

The industry composition of investments based on fair value as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
Capital Markets	7.6%	7.0%
Diversified Financial Services	5.7	6.0
Health Care Providers & Services	14.4	13.1
Health Care Technology	9.7	10.3
Insurance	18.2	19.2
IT Services	11.7	11.5
Professional Services	9.9	10.7
Real Estate Management & Development	4.1	4.3
Software	18.7	17.9
Total	100.0%	100.0%

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

The following table presents the fair value hierarchy as of March 31, 2022.

	Fair Value Hierarchy as of March 31, 2022
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$5,284,309	$1,047,460,343	$1,052,744,652
Second Lien Loans	—	22,680,874	113,011,987	135,692,861
Unsecured Notes	—	—	31,562,500	31,562,500
Equity	—	—	2,000,000	2,000,000
Total	$—	$27,965,183	$1,194,034,830	$1,222,000,013

The following table presents the fair value hierarchy as of December 31, 2021.

	Fair Value Hierarchy as of December 31, 2021
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$—	$1,011,839,638	$1,011,839,638
Second Lien Loans	—	23,061,995	102,084,353	125,146,348
Unsecured Notes	—	—	20,000,000	20,000,000
Equity	—	—	2,000,000	2,000,000
Total	$—	$23,061,995	$1,135,923,991	$1,158,985,986

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2022 and the year ended December 31, 2021:

Three Months Ended March 31, 2022	First Lien Loans	Second Lien Loans	Unsecured Notes	Equity	Total
Fair value, beginning of period	$1,011,839,638	$102,084,353	$20,000,000	$2,000,000	$1,135,923,991
Purchases of investments	62,027,515	1,000,000	11,562,500	—	74,590,015
Proceeds from sales and principal payments	(19,337,612)	(5,000)	—	—	(19,342,612)
Realized gain (loss) on investments	114,485	—	—	—	114,485
Net change in unrealized appreciation/(depreciation)	(2,888,261)	(101,934)	(9,903)	—	(3,000,098)
Net accretion of discount and amortization of investments	1,038,676	54,568	9,903	—	1,103,147
Transfers into (out of) Level 3	(5,334,098)	9,980,000	—	—	4,645,902
Fair value, end of period	$1,047,460,343	$113,011,987	$31,562,500	$2,000,000	$1,194,034,830

Year Ended December 31, 2021	First Lien Loans	Second Lien Loans	Unsecured Notes	Equity	Total
Fair value, beginning of period	$4,499,537	$9,825,450	$—	$—	$14,324,987
Purchases of investments	1,020,601,673	111,872,500	19,600,000	2,000,000	1,154,074,173
Proceeds from sales and principal payments	(18,095,110)	(20,709,833)	—	—	(38,804,943)
Realized gain (loss) on investments	—	19,680	—	—	19,680
Net change in unrealized appreciation/(depreciation)	3,320,290	755,109	386,007	—	4,481,406
Net accretion of discount and amortization of investments	1,513,248	301,447	13,993	—	1,828,688
Transfers into (out of) Level 3	—	—	—	—	—
Fair value, end of period	$1,011,839,638	$102,084,353	$20,000,000	$2,000,000	$1,135,923,991

During the three months ended March 31, 2022 and the year ended December 31, 2021, there were 1 and 0 transfers, respectively, into Level 3 from Level 2 because of a decrease in observable inputs. During the three months ended March 31, 2022 and the year ended December 31, 2021, there were 1 and 0 transfers, respectively, into Level 2 from Level 3 because of an increase in observable inputs.

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company at the three months ended March 31, 2022 and the year ended December 31, 2021.

Net Change in Unrealized Appreciation (Depreciation)	Three Months Ended March 31, 2022	Year Ended December 31, 2021
First Lien Loans	$(2,888,261)	$3,320,290
Second Lien Loans	(101,934)	755,109
Unsecured Notes	(9,903)	386,007
Total	$(3,000,098)	$4,481,406

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2022. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

March 31, 2022
Type of Investment	Fair Value	Valuation technique	Unobservable input	Range (weighted average)
First Lien Loans	$932,345,937	Discounted Cash Flow	Discount Rate	7.4% - 13.0% (8.9%)
First Lien Loans	115,114,406	Market Transaction	Market Transaction	98.0% - 99.9% (98.9%)
Second Lien Loan	80,517,900	Discounted Cash Flow	Discount Rate	9.6% - 10.8% (10.0)
Second Lien Loan	32,494,087	Market Transaction	Market Transaction	99.8% - 100.3% (100.0%)
Unsecured Notes	20,000,000	Discounted Cash Flow	Discount Rate	8.8%
Unsecured Notes	11,562,500	Market Transaction	Market Transaction	92.5%
Equity	2,000,000	Enterprise Value Analysis	EBITDA Multiple	6.7x
Total	$1,194,034,830

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2021. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

December 31, 2021
Type of Investment	Fair Value	Valuation technique	Unobservable input	Range (weighted average)
First Lien Loans	$502,133,832	Discounted Cash Flow	Discount Rate	5.6% - 8.6% (7.7%)
First Lien Loans	509,705,805	Market Transaction	Market Transaction	97.8% - 99.6% (98.4%)
Second Lien Loan	50,096,854	Discounted Cash Flow	Discount Rate	8.3% - 9.5% (8.8%)
Second Lien Loan	51,987,500	Market Transaction	Market Transaction	98.5% - 99.5% (99.0%)
Unsecured Notes	20,000,000	Discounted Cash Flow	Discount Rate	7.9%
Equity	2,000,000	Market Transaction	Market Transaction	1.0x
Total	$1,135,923,991

Increases or decreases in unobservable inputs in isolation would result in a higher or lower fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. The methodology for the weighted average number of shares outstanding during the period utilizes the weighted average number of shares from December 31, 2021 through March 31, 2022. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2022 and December 31, 2021, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2022, and the three months ended March 31, 2021:

	Three Months Ended March 31, 2022 (Unaudited)	Three Months Ended March 31, 2021 (Unaudited)
Net increase in net assets resulting from operations	$8,485,821	$1,289,466
Weighted average common shares of common stock outstanding—basic and diluted	27,380,370	2,759,806
Basic and diluted net increase in net assets resulting from operations per common share	$0.31	$0.47

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

As of March 31, 2022 and December 31, 2021, the tax cost of the Company’s investments approximates its amortized cost.

Note 12. Financial Highlights

The following per common share data has been derived from information provided in the financial statements. The following is a schedule of financial highlights for the three months ended March 31, 2022, and the three months ended March 31, 2021:

	Three Months Ended March 31, 2022 (Unaudited)	Three Months Ended March 31, 2021 (Unaudited)
Per common share operating performance:
Net asset value, beginning of year/period	$20.14	$19.39
Results of operations:
Net investment income [1]	0.43	0.38
Net realized gains (losses) and unrealized appreciation (depreciation) [2]	(0.10)	(0.11)
Net increase (decrease) in net assets resulting from operations	0.33	0.27

Distributions to Common Stockholders
Distributions from net income	(0.43)	—
Net decrease in net assets resulting from distributions	(0.43)	—
Net asset value, end of year/period	$20.04	$19.66

Shares outstanding, end of year/period	31,901,575	7,912,383
Ratio/Supplemental data:
Net assets, end of year/period	$639,291,697	$155,521,376
Weighted average shares outstanding	27,380,940	2,759,806
Total return [3]	1.61%	1.39%
Portfolio turnover	1.63%	—[4]
Ratio of operating expenses to average net assets [5]	6.79%	6.21%
Ratio of net investment income (loss) to average net assets [5]	8.07%	5.06%

[1]	The per common share data was derived by using weighted average shares outstanding.
[2]	The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year/period does not agree with the change in the aggregate appreciation and depreciation in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
[3]	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share. Total return is not annualized and does not include a sales load.
[4]	Portfolio turnover is not applicable.
[5]	The ratios reflect an annualized amount. Non-recurring expenses were not annualized. During the three months ended March 31, 2022, and three months ended March 31, 2021, the Company incurred $20,057 and $96,029 of Organizational and Offering Expenses, respectively, which were deemed to be non-recurring.

Note 13. Equity

For the three months ended March 31, 2022, the Company issued 4,807,822 shares of common stock at an average price of $20.12 through private placement offerings resulting in gross proceeds to the Company of $96.8 million. For the three months ended March 31, 2021, the Company issued 6,662,333 shares of common stock at an average price of $19.51 through private placement offerings resulting in gross proceeds to the Company of $130.0 million. The Company had 31,901,575 shares outstanding as of March 31, 2022 and 27,093,753 shares outstanding as of December 31, 2021. As of March 31, 2022, the Company has received capital commitments totaling $1,077 million, of which, $442 million remains available. As of December 31, 2021, the company had received commitments totaling $1,073 million, of which, $533 million remained available.

Note 14. Subsequent Events

Management has evaluated subsequent events and transactions for potential recognition and/or disclosure through the date the financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2022.

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

As of March 31, 2022, the Company has called equity capital in the amount of $635 million. See “Subscriptions and Drawdowns” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates calling additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.

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

Ability to Leverage Stone Point’s Highly Experienced Investment Team. The Adviser intends to utilize Stone Point Capital’s significant resources and expertise throughout the life cycle of each investment to support the Stone Point Credit Investment Team’s Credit Activities. On an as-needed basis, certain other investment professionals contribute a portion of their time, effort and expertise to support Credit Activities. Stone Point Capital has a long, successful record of making investments and managing businesses in the financial services industry. Stone Point Capital has raised nine private equity funds with an investment track record of over 25 years and a focus on investments in companies in the global financial services industry and related sectors. Stone Point Capital and its affiliates have invested in 26 asset management platforms over 15 years and Stone Point believes that its experience investing in and building businesses across a variety of credit strategies, positions the Company for success in the direct lending middle market. The Stone Point Credit Investment Team is responsible for making all investment and disposition recommendations to the Investment Committee. The Investment Committee makes all investment and disposition decisions, subject to Board oversight. As of April 30, 2022, the Investment Team is comprised of approximately 70 investment professionals, operating partners and senior advisors who bring to Stone Point considerable experience with Stone Point and/or from other leading private equity, private debt, investment banking, financial services, corporate law, and accounting firms. A majority of the Investment Team is focused in the private equity markets; however, Stone Point intends to continue to expand the dedicated Stone Point Credit Investment Team to support the ongoing growth of the BDC and expansion of the Credit Activities. As of March 31, 2022, the Credit Investment Team was comprised of approximately 10 dedicated investment professionals.

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

[2]	From the Commencement of Operations through February 28, 2022, the Investment Committee for the Adviser was comprised of James D. Carey, Charles A. Davis, Stephen Friedman, David J. Wermuth and Nicolas D. Zerbib. Effective March 1, 2022, Scott J. Bronner and Eric L. Rosenzweig joined the Investment Committee and Charles A. Davis and Stephen Friedman became non-voting observers.

The following table sets forth the experience of the Adviser’s Investment Committee.

The Adviser’s Investment Committee	Years in Financial Services	Years at Stone Point
Scott J. Bronner, Managing Director Member of the Investment Committee	15	13
James D. Carey, Managing Director Member of the Investment Committee	28	25
Eric L. Rosenzweig, Managing Director Member of the Investment Committee	18	16
David J. Wermuth, Managing Director, General Counsel Member of the Investment Committee	25	22
Nicolas D. Zerbib, Managing Director Member of the Investment Committee	27	24

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

Leverage

The amount of leverage that the Company employs will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in the Small Business Credit Availability Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of March 31, 2022 and December 31, 2021, the Company’s asset coverage ratio was 205% and 186%, respectively.

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets or capital commitments as collateral to financing facilities.

Financial and Operating Highlights

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Total investment income	$21,714,784	$2,497,344
Total expenses	9,940,844	1,449,219
Net investment income (loss)	11,773,940	1,048,125
Total net realized gains (losses)	114,485	—
Total net change in unrealized appreciation (depreciation)	(3,402,604)	241,341

Net increase (decrease) in net assets resulting from operations	$8,485,821	$1,289,466

Per share information - basic and diluted:
Net investment income (loss)	$0.43	$0.38
Net increase (decrease) in net assets resulting from operations	$0.31	$0.47
Distributions declared per share	$0.43	$—

Consolidated balance sheet data	As of March 31, 2022	As of December 31, 2021
Cash and cash equivalents	$23,999,542	$15,096,474
Investments at fair value	1,222,000,013	1,158,985,986
Total assets	1,257,414,794	1,183,075,390
Total debt (net of unamortized debt issuance costs)	601,030,828	629,540,377
Total liabilities	618,123,097	637,506,031
Total net assets	$639,291,697	$545,569,359
Net asset value per share	$20.04	$20.14
Other data:
Number of portfolio companies	42	40

Portfolio and Investment Activity

Our investment activity for the three months ended March 31, 2022 is presented below (information presented herein is at par value unless otherwise indicated).

Three Months Ended March 31, 2022
New investment commitments:
Total new investment commitments	$69,000,000
Principal amount of investments funded:
First lien loans	$58,820,812
Second lien loans	11,000,000
Unsecured notes	12,500,000

Total principal amount of investments funded	$82,320,812
Principal amount of investments sold or repaid:
First lien loans	15,269,344
Second lien loans	—

Total principal amount of investments sold or repaid	$15,269,344
Number of new investment commitments in new portfolio companies	2
Average new investment commitment amount in new portfolio companies	$20,750,000
Percentage of new debt investment commitments at floating rates	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%
Weighted average yield to maturity on funded debt and other income producing investments to new portfolio companies during the period[1]	6.9%
Weighted average yield to maturity on debt and other income producing securities sold or repaid in full during the period	N/A

[1]	Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

As of March 31, 2022, the Company had 89 debt investments in 42 portfolio companies with an aggregate fair value of $1,220.0 million. As of December 31, 2021, the Company had 84 debt investments in 40 portfolio companies with an aggregate value of $1,157.0 million.

As of March 31, 2022 and December 31, 2021, the Company’s investments consisted of the following:

	March 31, 2022			December 31, 2021
Investments:	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value
First Lien Loans	$1,052,366,952	$1,052,744,652	86.1%	$1,008,537,941	$1,011,839,638	87.3%
Second Lien Loans	135,085,856	135,692,861	11.1%	124,070,639	125,146,348	10.8%
Unsecured Notes	31,186,396	31,562,500	2.6%	19,613,993	20,000,000	1.7%
Equity	2,000,000	2,000,000	0.2%	2,000,000	2,000,000	0.2%
Total Investments	$1,220,639,204	$1,222,000,013	100.0%	$1,154,222,573	$1,158,985,986	100.0%

The industry composition of investments based on fair value as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
Capital Markets	7.6%	7.0%
Diversified Financial Services	5.7	6.0
Health Care Providers & Services	14.4	13.1
Health Care Technology	9.7	10.3
Insurance	18.2	19.2
IT Services	11.7	11.5
Professional Services	9.9	10.7
Real Estate Management & Development	4.1	4.3
Software	18.7	17.9
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
U.S.	97.4%	97.3%
Non-U.S.	2.6	2.7
Total	100.0%	100.0%

The following table presents certain selected information regarding our investment portfolio as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022	As of December 31, 2021
Number of portfolio companies	42	40
Weighted Average EBITDA (based on par)	$151.2 million	$142.9 million
Percentage of performing debt bearing a floating rate	97.4%	98.3%
Percentage of performing debt bearing a fixed rate	2.6%	1.7%
Weighted average yield to maturity on funded debt and other income producing investments[1]	7.3%	7.2%

[1]	Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

The following table presents the maturity schedule of our debt investments based on fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
Maturity Year	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
2024	$5,284,309	0.4	$5,334,098	0.5
2025	39,969,740	3.4	40,007,868	3.5
2026	112,812,561	9.2	110,184,615	9.5
2027	463,975,469	38.0	459,333,139	39.6
2028	412,794,776	33.9	383,736,271	33.2
2029	165,163,158	13.5	138,389,995	12.0
2030	—	—	—	—
2031	20,000,000	1.6	20,000,000	1.7
Total	$1,220,000,013	100.0%	$1,156,985,986	100.0%

Our Adviser monitors our portfolio companies on an ongoing basis. The Adviser believes that actively managing an investment allows it to identify problems early and work with companies to develop constructive solutions when necessary. The Adviser will monitor our portfolio with a focus toward anticipating negative credit events. In seeking to maintain portfolio company performance and help to ensure a successful exit, the Adviser will work closely with, as applicable, the lead equity sponsor, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, the Adviser’s personnel may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.

Typically, the Adviser receives financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from portfolio companies. The Adviser will use this data, combined with the knowledge gained through due diligence of the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing assessment of the company’s operating performance and prospects.

As part of the monitoring process, the Adviser rates the risk of all portfolio investments on a scale of 1 to 5, no less frequently than quarterly. This internal performance rating is primarily intended to assess the underlying risk of a portfolio investment relative to such investments’ cost taking into account the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The Adviser’s internal performance ratings do not constitute any rating of investments by a nationally recognized rating organization or reflect any third-party assessment. The Adviser’s internal performance rating scale is as follows:

Investment Performance Rating	Description
1	The portfolio company is performing above expectations, and the business trends and risk factors for this investment since origination or acquisition are generally favorable.
2	The portfolio company is generally performing as expected and the risk factors are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a rating of 2.
3	The portfolio company is performing below expectations and the investment’s risk has increased somewhat since origination or acquisition. For debt investments rated 3, the portfolio company could be out of compliance with debt covenants; however, loan payments are generally not past due.
4	The portfolio company is performing materially below expectations and indicates that the investment’s risk has increased materially since origination or acquisition. For debt investments rated 4, in addition to the portfolio company being generally out of compliance with debt covenants, loan payments may be past due.
5	The portfolio company is performing substantially below expectations and indicates that the investment’s risk has increased substantially since origination or acquisition. For debt investments rated 5, most or all of the debt covenants are out of compliance and payments are substantially delinquent. It is anticipated that we will not recoup our initial cost basis and may realize a substantial loss upon exit of the investment.

It is possible that the rating of a portfolio investment may change over time. For investments rated 3, 4 or 5, the Adviser enhances its level of scrutiny over the monitoring of such portfolio company.

The following table shows the composition of our portfolio investments on the Adviser’s internal performance rating scale:

	March 31, 2022
Investment Rating	Fair Value	Percentage of Portfolio
1	$114,887,500	9.4%
2	1,078,918,929	88.3%
3	28,193,584	2.3%
4	—	—
5	—	—
Total	$1,222,000,013	100.0%

The following table presents the amortized cost of our performing and non-accrual investments as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,218,639,204	100.0%	$1,152,222,573	100.0%
Non-accrual	—	—	—	—
Total	$1,218,639,204	100.0%	$1,152,222,573	100.0%

The following table presents the fair value of our performing and non-accrual investments as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,220,000,013	100.0%	$1,156,985,986	100.0%
Non-accrual	—	—	—	—
Total	$1,220,000,013	100.0%	$1,156,985,986	100.0%

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

Results of Operations

The following table presents the operating results for the three months ended March 31, 2022 and the three months ended March 31, 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Total investment income	$21,714,784	$2,497,344
Less: total expenses	9,940,844	1,449,219
Net investment income (loss)	11,773,940	1,048,125
Total net realized gains (losses)	114,485	—
Net change in unrealized appreciation (depreciation) on investments	(3,402,604)	241,341
Net increase (decrease) in net assets resulting from operations	$8,485,821	$1,289,466

Investment Income

Total investment income was $21,714,784 and $2,497,344 for the three months ended March 31, 2022 and the three months ended March 31, 2021, respectively. Total investment income consisted of interest income from investments, interest from cash and cash equivalents and fee income.

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Interest income from investments	$21,714,585	$1,456,472
Interest from cash and cash equivalents	199	247
Fee income	—	1,040,625
Total investment income	$21,714,784	$2,497,344

Expenses

Operating expenses for the three months ended March 31, 2022 and the three months ended March 31, 2021 were as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Base management fees	$3,848,810	$287,825
Interest and credit facility fees	4,913,654	404,468
Offering costs	20,057	96,029
Professional fees	1,062,431	554,448
Directors fees	91,875	93,125
Insurance expenses	4,017	13,324
Total expenses	$9,940,844	$1,449,219

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

For the three months ended March 31, 2022 and the three months ended March 31, 2021, the Company incurred $145,118 and $116,548 of administrative overhead expenses, respectively. For the three months ended March 31, 2022 and the three months ended March 31, 2021, the Administrator has elected to waive additional charges that would have otherwise been eligible for reimbursement under the terms of the Administration Agreement which are not subject to recoupment.

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

Net Realized Gains (Losses) and Unrealized Appreciation (Depreciation) on Investments

The following table summarizes our net realized gains (losses) and unrealized appreciation (depreciation) for the three months ended March 31, 2022 and the three months ended March 31, 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net realized gains (losses) and unrealized appreciation (depreciation) on investments
Total net realized gains (losses)	$114,485	$—
Total net change in unrealized appreciation (depreciation)	$(3,402,604)	$241,341

Net realized gains (losses) and unrealized appreciation (depreciation) on investments	$(3,288,119)	$241,341

For the three months ended March 31, 2022, we had net realized gains on investments of $0.1 million. For the three months ended March 31, 2021, there were no net realized gains or losses.

We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. During the three months ended March 31, 2022 and the three months ended March 31, 2021, we had net unrealized depreciation and net unrealized appreciation on our investment portfolio of $3.4 million and $0.2 million, respectively.

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

Since inception, the Company has completed the following share issuances:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 29, 2022	1,986,561	$40,00,000
March 25, 2022	2,734,196	$55,00,000
March 24, 2022(1)	87,065	1,751,362
December 22, 2021(1)	44,706	898,396
December 9, 2021	10,296,137	210,000,000
September 24, 2021	3,783,388	75,000,000
September 23, 2021(1)	17,842	353,695
August 25, 2021(1)	13,540	271,305
June 18, 2021	5,025,757	100,000,000
March 30, 2021	3,687,064	71,877,447
February 26, 2021	1,429,493	28,121,553
February 4, 2021	1,545,776	30,000,000
December 24, 2020	744,307	14,886,136
December 21, 2020	505,693	10,113,864
November 17, 2020	50	1,000
Total	31,901,575	$638,274,758

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

Debt

Revolving Credit Facilities

	March 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Capital Call Facility	$200,000,000	$5,000,000	$195,000,000	$4,590,174
Revolving Credit Facility	$750,000,000	$603,500,000	$146,500,000	$596,440,654
Total	$950,000,000	$608,500,000	$341,500,000	$601,030,828

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Capital Call Facility	$200,000,000	$200,000,000	$—	$199,454,570
Revolving Credit Facility	$500,000,000	$435,000,000	$65,000,000	$430,085,807
Total	$700,000,000	$635,000,000	$65,000,000	$629,540,377

Liquidity

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022	December 31, 2021
Cash and cash equivalents	$23,999,542	$15,096,474
Unused borrowing capacity	341,500,000	65,000,000
Unfunded portfolio company commitments	(221,291,496)	(231,355,264)
Undrawn capital commitments	441,742,792	532,992,792
Total operational liquidity	$585,950,838	$381,734,002

Distributions

For the three months ended March 31, 2022, the Company declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Annualized Distribution Rate[1]	Distribution Paid
March 23, 2022	March 24, 2022	$0.425	8.5%	$11,514,845

For the three months ended March 31, 2021, the Company did not declare any distributions.

1         Annualized distribution rate is calculated as annualized quarterly declared distribution divided by weighted average net asset value over the period. Weighted average net asset value is based on the net asset value at the beginning of the quarter plus capital called and distributions reinvested during the quarter.

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

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of March 31, 2022 and December 31, 2021, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

Portfolio Company	Type of Investment	March 31, 2022 Par	December 31, 2021 Par
2-10 Holdco, Inc.	First Lien Revolving Loan	$2,777,778	$2,777,778
AxiomSL Group, Inc.	First Lien Delayed Draw Term Loan	2,273,873	2,273,873
AxiomSL Group, Inc.	First Lien Revolving Loan	2,481,089	2,481,089
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	15,000,000	15,000,000
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	3,000,000	3,000,000
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	5,488,786	5,618,000
Diligent Corporation	First Lien Revolving Loan	5,000,000	5,000,000
Elkay LLC	First Lien Revolving Loan	3,611,111	3,611,111
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	8,401,760	9,237,537
Galway Borrower, LLC	First Lien Revolving Loan	4,398,827	4,398,827
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	13,464,000	13,464,000
GovDelivery Holdings, LLC	First Lien Revolving Loan	2,413,807	2,413,807
GraphPAD Software, LLC	First Lien Delayed Draw Term Loan	11,000,000	11,000,000
GraphPAD Software, LLC	First Lien Revolving Loan	2,500,000	2,500,000
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	20,974,500	20,974,500
IG Investments Holdings LLC	First Lien Revolving Loan	4,046,243	2,528,901
Imagine Acquisitionco, LLC	First Lien Delayed Draw Term Loan	6,430,868	6,430,868
Imagine Acquisitionco, LLC	First Lien Revolving Loan	4,630,225	4,630,225
Maverick 1 LLC	Second Lien Delayed Draw Term Loan	—	1,000,000
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	15,228,000	21,060,000
Ministry Brands Purchaser, LLC	First Lien Delayed Draw Term Loan	5,649,718	5,649,718
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	1,694,915	1,694,915
Mirra-Prime Access Holdings, LLC	First Lien Revolving Loan	1,712,500	2,740,000
More Cowbell I LLC	First Lien Delayed Draw Term Loan	15,000,000	15,000,000
Project K BuyerCo, Inc.	First Lien Revolving Loan	7,727,273	7,727,273
Simplifi Holdings, Inc.	First Lien Revolving Loan	2,891,566	2,891,566
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	1,274,788	1,274,788
SpecialtyCare, Inc.	First Lien Revolving Loan	1,062,323	1,062,323
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	7,000,000	7,000,000
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	2,940,000	3,500,000
Syntax Systems Limited	First Lien Delayed Draw Term Loan	2,970,297	2,970,297
Syntax Systems Limited	First Lien Revolving Loan	525,941	668,515
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	949,615	1,169,692
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	376,306	307,500
Tamarack Intermediate LLC	First Lien Delayed Draw Term Loan	3,515,625	—
Tempus, LLC	First Lien Delayed Draw Term Loan	14,567,568	18,351,352
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	7,446,809	7,446,809
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	10,865,385	12,500,000
Total Par		$221,291,496	$231,355,264

We believe that we maintain sufficient liquidity in the form of cash, financing capacity and undrawn capital commitments from our investors to cover any outstanding unfunded portfolio company commitments we may be required to fund.

Investor Commitments

As of March 31, 2022, the Company has received capital commitments totaling $1,077 million, of which, $442 million remains available. As of December 31, 2021, the Company had received capital commitments totaling $1,073 million, of which, $553 million remained available.

Contractual Obligations

Our payment obligations for repayment of debt, which total our contractual obligations on March 31, 2022, include $200 million of financing under the Capital Call Facility maturing in less than one year and $750 million of financing under the Revolving Credit Facility maturing in three to five years.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Capital Call Facility	$5,000,000	$5,000,000	$—	$—	$—
Revolving Credit Facility	$603,500,000	$—	$—	$603,500,000	$—
Total Contractual Obligations	$608,500,000	$5,000,000	$—	$603,500,000	$—

Hedging

In connection with certain portfolio investments, the Company may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while the Company may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors may result in a poorer overall performance for the Company than if it had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions through the three months ended March 31, 2022.

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

As of March 31, 2022, 97.4% of our debt investments based on fair value were at floating rates. Our credit facilities, including our Capital Call Facility and Revolving Credit Facility, also bear interest at floating rates.

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2022, the following table shows the approximate annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors and assuming no changes in our investment portfolio and borrowing structure):

	Change in
Basis point change	Interest Income (1)	Interest Expense	Net Investment Income (Loss)
300	$35,963,877	$(18,255,000)	$17,708,877
200	23,884,947	(12,170,000)	11,714,947
100	11,806,018	(6,085,000)	5,721,018
(25)	(855,104)	1,317,243	462,139
(50)	(981,480)	1,368,070	386,590

(1)      Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts, subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments. We did not engage in interest rate hedging activities during the three months ended March 31, 2022.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022 (the end of the period covered by this report), our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 30, 2022.

Recent Developments

From April 1, 2022 through May 12, 2022, the Company has committed approximately $203  million of new and incremental investments. This includes transactions that have closed or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore the Company believes are likely to close. From April 1, 2022 through May 12, 2022, the Company exited approximately $23 million of investment commitments.

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

Stone Point Credit Corporation

Date: May 13, 2022	By:	/s/ Scott Bronner
Name: Scott Bronner
Title: Principal Executive Officer

Date: May 13, 2022	By:	/s/ Gene Basov
Name: Gene Basov
Title: Principal Financial Officer