Form 10-Q
period 2022-06-30
Stone Point Credit Corp
filed 2022-08-12
CIK 1825384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2022

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

The issuer had 34,501,158 shares of common stock, $0.001 par value per share, outstanding as of August 12, 2022.

Stone Point Credit Corporation

Form 10-Q for the Quarter Ended June 30, 2022

Item 1.	Financial Statements

Stone Point Credit Corporation

Consolidated Statements of Assets and Liabilities

	June 30, 2022 (Unaudited)	December 31, 2021
Assets:
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $1,456,696,363 and $1,154,222,573, respectively)	$1,455,349,583	$1,158,985,986
Cash and cash equivalents	52,852,879	15,096,474
Interest receivable	13,899,607	8,504,961
Paydown receivable	1,685,022	419,257
Deferred offering expenses	56,945	41,413
Prepaid expenses and other assets	162,514	27,299
Total assets	$1,524,006,550	$1,183,075,390

Liabilities:
Revolving credit facilities payable (net of deferred financing costs of $6,920,727 and $5,459,623, respectively) (Note 6)	$646,579,273	$629,540,377
2025 Notes payable (net of debt issuance costs of $2,711,831 and $0, respectively) (Note 6)	147,288,169	—
Unsettled trades payable	28,018,320	—
Base management fees payable (Note 3)	4,382,884	2,819,269
Organizational and offering expenses payable	—	41,057
Accounts payable and accrued expenses	1,833,467	2,289,807
Interest and financing fees payable	6,534,839	2,815,521
Total liabilities	$834,636,952	$637,506,031

Commitments and contingencies (Note 5)	$—	$—
Net Assets:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2022 and December 31, 2021	$—	$—
Common stock, $0.001 par value, 250,000,000 shares authorized, 34,501,158 and 27,093,753 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	34,501	27,094
Paid in capital in excess of par	689,358,397	540,600,952
Distributable (accumulated) earnings (losses)	(23,300)	4,941,313
Total net assets	689,369,598	545,569,359
Total liabilities and net assets	$1,524,006,550	$1,183,075,390
Net asset value per common share	$19.98	$20.14

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Operations

	Three Months Ended June 30, 2022 (Unaudited)	Six Months Ended June 30, 2022 (Unaudited)	Three Months Ended June 30, 2021 (Unaudited)	Six Months Ended June 30, 2021 (Unaudited)
Investment income:
Interest and dividend income from non-controlled/non-affiliated investments	$26,740,595	$48,455,180	$4,806,157	$6,262,629
Interest income from cash and cash equivalents	456	655	388	635
Total interest and dividend income	26,741,051	48,455,835	4,806,545	6,263,264
Fee income	—	—	133,125	1,173,750
Total fee income	—	—	133,125	1,173,750
Total investment income	26,741,051	48,455,835	4,939,670	7,437,014

Operating expenses:
Base management fees (Note 3)	$4,382,884	$8,231,694	$787,528	$1,075,353
Interest and financing fees (Note 6)	7,489,207	12,402,861	811,789	1,216,257
Offering costs (Note 4)	24,301	44,358	97,110	193,139
Professional fees	1,238,035	2,300,466	574,412	1,128,860
Directors fees	91,875	183,750	85,625	178,750
Insurance expense	34,338	38,355	10,957	24,281
Total expenses	13,260,640	23,201,484	2,367,421	3,816,640
Net investment income (loss)	$13,480,411	$25,254,351	$2,572,249	$3,620,374
Net realized gains (losses) and unrealized appreciation (depreciation) on investments:
Net realized gains (losses):
Non-controlled/non-affiliated investments	$211,719	$326,204	$—	$—
Total net realized gains (losses)	$211,719	$326,204	$—	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$(2,707,581)	$(6,110,185)	$2,669,026	$2,910,367
Total net change in unrealized appreciation (depreciation)	$(2,707,581)	$(6,110,185)	$2,669,026	$2,910,367
Net increase (decrease) in net assets resulting from operations	$10,984,549	$19,470,370	$5,241,275	$6,530,741

Per share information - basic and diluted:
Net investment income (loss)	$0.42	$0.85	$0.30	$0.63
Net increase (decrease) in net assets resulting from operations	$0.34	$0.66	$0.61	$1.14
Weighted average shares outstanding	31,960,920	29,683,299	8,630,348	5,748,102

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Changes in Net Assets

	Three Months Ended June 30, 2022 (Unaudited)	Six Months Ended June 30, 2022 (Unaudited)	Three Months Ended June 30, 2021 (Unaudited)	Six Months Ended June 30, 2021 (Unaudited)
Increase in net assets resulting from operations:
Net investment income (loss)	$13,480,411	$25,254,351	$2,572,249	$3,620,374
Total net realized gains (losses)	211,719	326,204	—	—
Total net change in unrealized appreciation (depreciation)	(2,707,581)	(6,110,185)	2,669,026	2,910,367
Net increase (decrease) in net assets resulting from operations	10,984,549	19,470,370	5,241,275	6,530,741

Decrease in net assets resulting from stockholder distributions:
Shares distributed pursuant to dividend reinvestment plan	(2,013,490)	(3,764,852)	—	—
Distributions to stockholders	(10,906,648)	(20,670,131)	—	—
Net decrease in net assets resulting from stockholder distributions	(12,920,138)	(24,434,983)	—	—

Increase in net assets resulting from capital share transactions:
Issuance of common shares pursuant to dividend reinvestment plan	2,013,490	3,764,852	—	—
Issuance of common shares	50,000,000	145,000,000	100,000,000	229,999,000
Net increase in net assets resulting from capital share transactions	52,013,490	148,764,852	100,000,000	229,999,000

Total increase in net assets	50,077,901	143,800,239	105,241,275	236,529,741
Net assets, beginning of period	639,291,697	545,569,359	155,521,376	24,232,910
Net assets, end of period	$689,369,598	$689,369,598	$260,762,651	$260,762,651
Net asset value per share	$19.98	$19.98	$20.15	$20.15
Common shares outstanding at the end of the period	34,501,158	34,501,158	12,938,140	12,938,140

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2022 (Unaudited)	Six Months Ended June 30, 2021 (Unaudited)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$19,470,370	$6,530,741
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Total net change in unrealized (appreciation) depreciation	6,110,185	(2,910,367)
Total net realized (gains) losses	(326,204)	—
Amortization and accretion of premiums and discounts	(2,856,490)	(503,977)
Purchases of investments	(398,562,783)	(310,334,080)
Sales of investments	99,271,695	10,339,925
Changes in operating assets and liabilities:
Interest receivable	(5,394,646)	(3,188,951)
Paydown receivable	(1,265,765)	(225,000)
Deferred offering expenses	(15,532)	167,188
Prepaid expenses and other assets	(135,215)	16,295
Base management fees payable	1,563,615	784,859
Organizational and offering expenses payable	(41,057)	(559,978)
Accounts payable and accrued expenses	(456,340)	1,577,550
Interest and financing fees payable	3,719,318	237,116
Unsettled trades payable	28,018,320	—
Net cash used in operating activities	(250,900,529)	(298,068,679)

Cash flows from financing activities:
Borrowings under revolving credit facility	543,500,000	298,000,000
Payments on revolving credit facilities	(525,000,000)	(135,000,000)
Deferred financing costs	(1,461,104)	(2,675,437)
Borrowings under 2025 Notes	150,000,000	—
Debt issuances costs	(2,711,831)	—
Distributions paid in cash	(20,670,131)	—
Proceeds from issuance of common shares	145,000,000	229,999,000
Net cash provided by financing activities	288,656,934	390,323,563

Net increase (decrease) in cash and cash equivalents	37,756,405	92,254,884
Cash and cash equivalents, beginning of period	15,096,474	27,127,738
Cash and cash equivalents, end of period	$52,852,879	$119,382,622

Supplemental and Non-Cash Information
Cash paid during the period for interest	$7,515,043	$629,050
Reinvestment of distributions during the period	$3,764,852	$—

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of June 30, 2022 (Unaudited)

Portfolio Company 1 2 3	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount / Units	Cost [4]	Fair Value	Percentage of Net Assets [5]
Non-Controlled/Non-Affiliated Investments
Debt Investments – 209.8%
Capital Markets
Orion Advisor Solutions, Inc.	Second Lien Term Loan	LIBOR + 8.50%, 1.00% Floor [10]	9.74%	9/24/2028	16,500,000	$16,336,654	$16,335,000	2.4%
Project K BuyerCo, Inc.	First Lien Term Loan	LIBOR + 5.75%, 0.75% Floor [7]	7.42%	12/10/2027	76,886,364	75,479,021	77,655,227	11.3%
Project K BuyerCo, Inc.	First Lien Revolving Loan	LIBOR + 5.75%, 0.75% Floor [8]	7.42%	12/10/2027	—	(140,227)	77,273	0.0%
Project K BuyerCo, Inc.	Unsecured Note	N/A	8.00%	12/8/2028	12,500,000	11,589,489	11,329,065	1.6%
Resolute Investment Managers, Inc.	First Lien Revolving Loan	LIBOR + 4.25%, 1.00% Floor [10]	6.50%	4/30/2024	5,294,251	5,257,238	5,212,130	0.8%
Resolute Investment Managers, Inc.	Second Lien Term Loan	LIBOR + 8.00%, 1.00% Floor [10]	9.24%	4/30/2025	846,853	844,376	846,112	0.1%
Total Capital Markets						109,366,551	111,454,807	16.2%

Diversified Consumer Services
Harbor Purchaser Inc.	Second Lien Term Loan	SOFR + 8.50%, 0.50% Floor [13]	10.03%	4/8/2030	12,500,000	12,253,474	12,250,000	1.8%
Total Diversified Financial Services						12,253,474	12,250,000	1.8%

Diversified Financial Services
Advisor Group Holdings, Inc.[6]	First Lien Term Loan	LIBOR + 4.50%[7]	6.17%	7/31/2026	3,868,918	3,715,046	3,690,329	0.5%
Advisor Group Holdings, Inc.[6]	Unsecured Note	N/A	10.75%	8/1/2027	3,805,601	3,840,724	3,766,118	0.5%
Beacon Pointe Harmony, LLC	First Lien Term Loan	LIBOR + 5.25%, 0.75% Floor [9]	6.70%	12/29/2028	28,927,500	28,385,658	28,354,770	4.1%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.25%, 0.75% Floor 8 10	7.43%	12/29/2028	2,820,000	2,652,508	2,523,018	0.4%
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	LIBOR + 5.25%, 0.75% Floor [8]	6.70%	12/29/2027	—	(54,961)	(59,396)	0.0%
Broadstreet Partners[6]	Unsecured Note	N/A	5.88%	4/15/2029	3,139,500	2,494,059	2,452,376	0.4%
Edelman Financial Center[6]	First Lien Term Loan	LIBOR + 3.50%, 0.75% Floor[7]	5.17%	4/7/2028	4,162,062	3,866,920	3,862,914	0.6%
Edelman Financial Center[6]	Second Lien Term Loan	LIBOR + 6.75%[7]	8.42%	7/20/2026	1,976,765	1,813,682	1,821,095	0.3%
GC Two Intermediate Holdings, Inc. [6]	First Lien Term Loan	LIBOR + 4.25%[7]	5.92%	8/15/2025	3,181,092	3,042,930	3,030,006	0.4%
GC Two Intermediate Holdings, Inc. [6]	Unsecured Note	N/A	7.50%	4/1/2029	3,204,000	2,778,072	2,732,211	0.4%
Midcap Financial[6]	Unsecured Note	N/A	6.50%	5/1/2028	5,446,272	4,548,604	4,683,794	0.7%
Midcap Financial[6]	Unsecured Note	N/A	5.63%	1/15/2030	5,147,168	3,999,246	4,015,975	0.6%
Millennium Trust Co., LLC[6]	First Lien Term Loan	SOFR + 4.75%, 0.75% Floor [13]	6.38%	3/27/2026	3,994,335	3,871,009	3,791,283	0.5%
More Cowbell I LLC	First Lien Term Loan	LIBOR + 6.25%, 1.00% Floor [9]	7.79%	4/10/2028	14,850,000	14,409,543	14,850,000	2.2%
More Cowbell I LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.25%, 1.00% Floor [9]	8.08%	4/10/2028	14,962,500	14,352,459	14,962,500	2.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor [9]	7.00%	10/4/2027	22,301,705	22,080,065	22,301,705	3.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR + 6.00%, 1.00% Floor[13]	7.67%	10/4/2027	2,492,500	2,454,460	2,492,500	0.4%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR + 6.00%, 1.00% Floor[13]	7.00%	10/4/2027	2,083,170	2,003,046	2,083,170	0.3%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR + 6.00, 1.00% Floor%[8]	7.00%	10/4/2027	—	—	—	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	LIBOR + 6.00%, 1.00% Floor 8 10	7.00%	10/4/2027	248,694	247,348	248,694	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	LIBOR + 6.00%, 1.00% Floor 8 10	7.00%	10/4/2027	414,490	414,490	414,490	0.1%
Total Diversified Financial Services						120,914,908	122,017,552	17.7%

Portfolio Company 1 2 3	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount / Units	Cost [4]	Fair Value	Percentage of Net Assets [5]
Health Care Providers & Services
CORA Health Holdings Corp.	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	7.04%	6/15/2027	14,238,180	14,052,283	13,970,856	2.0%
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor 8 10	6.87%	6/15/2027	241,574	205,686	136,096	0.0%
Keystone Acquisition Corp.	First Lien Term Loan	LIBOR + 5.75%, 0.75% Floor [10]	7.95%	1/26/2029	16,458,750	16,302,931	16,277,704	2.4%
MB2 Dental Solutions, LLC	First Lien Term Loan	LIBOR + 6.00%, 1.00% Floor [10]	7.24%	1/29/2027	10,894,893	10,695,303	10,744,509	1.6%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor [10]	7.57%	1/29/2027	2,157,677	2,139,856	2,127,894	0.3%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	ABR + 5.00%, 2.00% Floor [11]	9.75%	1/29/2027	1,770,588	1,755,964	1,746,148	0.3%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor 8 10	7.69%	1/29/2027	22,473,990	22,029,494	22,102,658	3.2%
Mirra-PrimeAccess Holdings, LLC	First Lien Term Loan	LIBOR + 6.50%, 1.00% Floor [10]	8.17%	7/29/2026	24,812,500	24,396,432	24,406,633	3.5%
Mirra-PrimeAccess Holdings, LLC	First Lien Revolving Loan	LIBOR + 6.50%, 1.00% Floor 8 10	7.56%	7/29/2026	2,055,000	1,994,948	2,010,181	0.3%
SpecialtyCare, Inc.	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.75%	6/19/2028	13,656,586	13,300,119	13,194,034	1.9%
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.75%	6/19/2028	—	(16,434)	(43,177)	0.0%
SpecialtyCare, Inc.	First Lien Revolving Loan	LIBOR + 4.00% [8]	4.00%	6/18/2026	—	(25,370)	(35,981)	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Term Loan	LIBOR + 5.75%, 0.75% Floor [10]	8.00%	1/2/2029	24,438,750	24,099,306	24,088,862	3.5%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 0.75% Floor [8]	8.00%	1/2/2029	—	(32,239)	(100,219)	0,0%
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	ABR + 4.75%, 1.75% Floor 8 11	8.50%	12/29/2026	—	(47,239)	(50,109)	0.0%
Trinity Partners Holdings LLC	First Lien Term Loan	LIBOR + 5.75%, 0.75% Floor [10]	8.00%	12/21/2028	27,484,309	26,988,302	26,979,350	3.9%
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 0.75% Floor [8]	8.00%	12/21/2028	—	(66,638)	(136,817)	0.0%
TST Intermediate Holdings, LLC	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [9]	8.63%	11/27/2026	12,418,383	12,253,927	12,229,671	1.8%
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor 8 9	8.50%	11/27/2026	3,361,298	3,345,862	3,171,407	0.5%

Total Health Care Providers & Services						173,372,493	172,819,700	25.1%

Health Care Technology
Ellkay, LLC	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [9]	6.85%	9/14/2027	28,672,222	28,166,033	27,957,390	4.1%
Ellkay, LLC	First Lien Revolving Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.85%	9/14/2027	—	(62,663)	(90,029)	0.0%
FINThrive Software Intermediate Holdings, Inc. [6]	Second Lien Term Loan	LIBOR + 6.75%, 0.50% Floor [10]	8.42%	12/17/2029	20,000,000	19,720,355	17,900,000	2.6%
GraphPAD Software, LLC	First Lien Term Loan	LIBOR + 5.50%, 1.00% Floor [12]	6.50%	4/27/2027	4,152,395	4,116,518	4,176,930	0.6%
GraphPAD Software, LLC	First Lien Term Loan	LIBOR + 5.50%, 1.00% Floor [12]	6.50%	4/27/2027	19,900,000	19,721,753	20,017,582	2.9%
GraphPAD Software, LLC	First Lien Term Loan	LIBOR + 5.50%, 1.00% Floor [7]	7.17%	4/27/2027	17,325,000	17,183,722	17,427,367	2.5%
GraphPAD Software, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.50%, 1.00% Floor [8]	6.50%	4/27/2027	—	(98,954)	64,995	0.0%
GraphPAD Software, LLC	First Lien Revolving Loan	LIBOR + 6.00%, 1.00% Floor [8]	7.00%	4/27/2027	—	(20,149)	—	0.0%
Imagine Acquisitionco, LLC	First Lien Term Loan	LIBOR + 5.50%, 1.00% Floor [10]	6.91%	11/16/2027	28,794,212	28,407,919	28,103,642	4.1%
Imagine Acquisitionco, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.50%, 1.00% Floor [8]	6.91%	11/16/2027	—	(28,705)	(154,231)	0.0%

Portfolio Company 1 2 3	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount / Units	Cost [4]	Fair Value	Percentage of Net Assets [5]
Imagine Acquisitionco, LLC	First Lien Revolving Loan	LIBOR +5.50%, 1.00% Floor [8]	6.91%	11/16/2027	—	(62,258)	(111,046)	0.0%

Total Health Care Technology						117,043,571	115,292,600	16.7%

Insurance
Assured Partners, Inc. [6]	First Lien Term Loan	SOFR + 3.50%, 0.50% Floor [13]	5.03%	2/12/2027	3,990,053	3,771,140	3,730,699	0.5%
Assured Partners, Inc. [6]	Unsecured Note	N/A	5.63%	1/15/2029	4,238,135	3,433,982	3,382,684	0.5%
Captive Resources Midco, LLC	First Lien Term Loan	LIBOR + 5.50%, 0.75% Floor [7]	7.17%	5/31/2027	64,675,000	64,021,475	64,675,000	9.4%
Euclid Transactional, LLC	First Lien Term Loan	LIBOR + 6.80%, 0.75% Floor [10]	9.05%	10/2/2028	80,000,000	78,403,730	80,800,000	11.7%
Galway Borrower, LLC	First Lien Term Loan	LIBOR + 5.25%, 0.75% Floor [10]	7.50%	9/29/2028	59,285,292	58,636,221	58,692,439	8.5%
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.25%, 0.75% Floor [8]	7.50%	9/29/2028	—	(67,380)	(60,552)	0.0%
Galway Borrower, LLC	First Lien Revolving Loan	LIBOR + 5.25%, 0.75% Floor [8]	7.50%	9/30/2027	—	(46,244)	(40,983)	0.0%
Harrington Reinsurance Holdings Limited	Unsecured Note	N/A	7.25%	6/29/2031	20,000,000	19,628,196	19,656,854	2.9%
NFP Corp. [6]	Unsecured Note	N/A	6.88%	8/15/2028	14,975,094	12,343,256	12,429,029	1.8%
RSC Acquisition Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.50%, 0.75% Floor [8]	6.25%	11/1/2026	—	(326,825)	(330,000)	0.0%

Total Insurance						239,797,551	242,935,170	35.2%

IT Services
Auctane Holdings, LLC	First Lien Term Loan	LIBOR + 5.75%, 0.75% Floor [7]	6.87%	10/5/2028	39,900,000	39,172,521	38,564,805	5.6%
Auctane Holdings, LLC	First Lien Term Loan	LIBOR + 5.75%, 0.75% Floor [7]	6.87%	10/5/2028	13,092,188	12,852,071	12,654,077	1.8%
Bottomline Technologies, Inc.	First Lien Term Loan	SOFR + 5.50%, 0.75% Floor [13]	6.74%	5/14/2029	88,384,615	86,643,657	86,616,922	12.6%
Bottomline Technologies, Inc.	First Lien Revolving Loan	SOFR + 5.00%, 0.75% Floor 8 13	6.74%	5/15/2028	—	(144,015)	(147,308)	0.0%
Dcert Buyer, Inc.	Second Lien Term Loan	LIBOR + 7.00% [7]	8.67%	2/19/2029	10,000,000	9,981,078	9,762,374	1.4%
Ensono, Inc.	Second Lien Term Loan	LIBOR + 8.00% [7]	9.67%	5/28/2029	11,250,000	11,149,529	10,734,500	1.6%
Helpsystems Holdings, Inc. [6]	Second Lien Term Loan	SOFR + 6.75%, 0.75% Floor [13]	7.56%	11/19/2027	10,000,000	10,000,000	9,600,000	1.4%
Ministry Brands Purchaser, LLC	First Lien Term Loan	LIBOR + 5.50%, 0.75% Floor [10]	7.75%	12/28/2028	17,611,229	17,447,440	17,353,989	2.5%
Ministry Brands Purchaser, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.50%, 0.75% Floor [8]	7.75%	12/28/2028	—	(26,215)	(82,523)	0.0%
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	LIBOR + 5.50%, 0.75% Floor [8]	7.75%	12/24/2027	—	(15,541)	(24,757)	0.0%
Vision Solutions, Inc. [6]	Second Lien Term Loan	LIBOR + 7.25%, 0.75% Floor [10]	8.43%	4/23/2029	30,000,000	29,744,812	26,787,450	3.9%
WWEX Uni Topco Holdings, LLC	Second Lien Term Loan	LIBOR + 7.00%, 0.75% Floor [10]	9.25%	7/26/2029	20,000,000	19,404,846	18,485,155	2.7%

Total IT Services						236,210,183	230,304,684	33.4%

Professional Services
IG Investments Holdings	First Lien Term Loan	LIBOR + 6.00%, 0.75% Floor [10]	8.25%	9/22/2028	64,455,130	63,288,797	63,993,120	9.3%
IG Investments Holdings	First Lien Term Loan	LIBOR + 6.00%, 0.75% Floor [10]	8.25%	9/22/2028	4,974,937	4,928,614	4,939,277	0.7%
IG Investments Holdings	First Lien Revolving Loan	ABR + 5.00%, 1.75% Floor 8 11	9.75%	9/22/2027	5,057,803	1,302,840	1,354,642	0.2%
Geosyntec Consultants, Inc.	First Lien Term Loan	SOFR + 5.25, 0.75% Floor% [13]	6.76%	5/18/2029	10,494,000	10,312,530	10,334,824	1.5%
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.25%, 0.75% Floor [8]	6.76%	5/18/2029	—	(37,878)	(66,695)	0.0%
Geosyntec Consultants, Inc.	First Lien Revolving Loan	SOFR + 5.25%, 0.75% Floor [8]	6.76%	5/18/2027	—	(27,673)	(24,406)	0.0%
MBO Partner, Inc.	First Lien Term Loan	SOFR + 7.75, 1.00% Floor% [13]	9.95%	5/23/2028	44,887,500	43,547,264	43,748,407	6.3%
MBO Partner, Inc.	First Lien Delayed Draw Term Loan	SOFR + 7.75%, 1.00% Floor [8]	9.95%	5/23/2028	—	(295,063)	(507,532)	(0.1)%
Vaco Holdings	First Lien Term Loan	SOFR + 5.00%, 0.75% Floor [13]	7.20%	1/19/2029	4,350,087	4,232,237	4,232,237	0.6%

Total Professional Services						127,251,668	128,003,874	18.6%

Real Estate Management & Development
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR + 6.00%, 0.75% Floor [10]	7.67%	3/26/2026	49,375,000	48,734,946	49,489,406	7.2%

2-10 Holdco, Inc.	First Lien Revolving Loan	SOFR + 6.00% [8]	7.67%	3/26/2026	—	(34,785)	—	0.0%

Total Real Estate Management & Development						48,700,161	49,489,406	7.2%

Software
Anaplan, Inc.	First Lien Term Loan	SOFR + 6.50%, 0.75% Floor [13]	8.01%	6/21/2029	20,672,334	20,259,862	20,258,888	2.9%
Anaplan, Inc.	First Lien Revolving Loan	SOFR + 6.50%, 0.75% Floor [8]	8.01%	6/21/2028	—	(30,779)	(30,920)	0.0%
AxiomSL Group, Inc.	First Lien Term Loan	LIBOR + 6.00%, 1.00% Floor [10]	7.67%	12/3/2027	34,892,587	34,283,151	34,609,428	5.0%
AxiomSL Group, Inc.	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor [8]	7.67%	12/3/2027	—	(19,458)	(18,453)	0.0%
AxiomSL Group, Inc.	First Lien Revolving Loan	LIBOR + 6.00%, 1.00% Floor [8]	7.67%	12/3/2025	—	(38,895)	(20,134)	0.0%

Portfolio Company 1 2 3	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount / Units	Cost [4]	Fair Value	Percentage of Net Assets [5]
Diligent Corporation	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [9]	8.63%	8/4/2025	29,625,000	29,411,246	29,217,093	4.2%
Diligent Corporation	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [9]	8.63%	8/4/2025	9,875,000	9,801,748	9,739,031	1.4%
Diligent Corporation	First Lien Revolving Loan	LIBOR + 6.25%, 1.00% Floor 8 9	8.34%	8/4/2025	2,500,000	2,464,218	2,497,033	0.4%
GovDelivery Holdings, LLC	First Lien Term Loan	LIBOR + 6.50%, 1.00% Floor [10]	8.75%	1/29/2027	27,310,331	26,762,191	27,002,325	3.9%
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor 8 10	8.25%	1/29/2027	20,433,320	19,975,005	19,446,473	2.8%
GovDelivery Holdings, LLC	First Lien Revolving Loan	LIBOR + 6.50%, 1.00% Floor [8]	8.75%	1/29/2027	—	(27,647)	(27,223)	0.0%
GS Acquisitionco, Inc.	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	8.00%	5/22/2026	33,199,896	33,097,625	32,329,547	4.7%
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor [8]	8.00%	5/22/2026	—	(42,034)	(303,920)	0.0%
Mandolin Technology Intermediate Holdings, Inc.	Second Lien Term Loan	LIBOR + 6.50%, 0.50% Floor [10]	7.74%	7/30/2029	17,500,000	17,333,993	17,094,846	2.5%
Maverick 1 LLC	Second Lien Term Loan	LIBOR + 6.75%, 0.75% Floor [10]	7.99%	5/18/2029	9,000,000	8,960,121	8,922,126	1.3%
McAfee Enterprise[6]	First Lien Term Loan	LIBOR + 4.75%, 0.75% Floor [10]	5.98%	7/27/2028	2,000,000	1,850,000	1,803,570	0.3%
Simplifi Holdings, Inc.	First Lien Term Loan	LIBOR + 5.50%, 0.75% Floor [10]	6.46%	10/1/2027	26,972,892	26,493,303	27,098,862	3.9%
Simplifi Holdings, Inc.	First Lien Revolving Loan	LIBOR + 5.50%, 0.75% Floor [8]	6.46%	10/1/2026	—	(49,185)	—	0.0%
Syntax Systems Limited	First Lien Term Loan	LIBOR + 5.50%, 0.75% Floor [7]	7.17%	10/29/2028	10,760,272	10,662,981	10,570,797	1.5%
Syntax Systems Limited	First Lien Delayed Draw Term Loan	LIBOR + 5.50%, 0.75% Floor [8]	7.17%	10/29/2028	—	(26,844)	(52,303)	0.0%
Syntax Systems Limited	First Lien Revolving Loan	LIBOR + 5.50%, 0.75% Floor [8]	6.69%	10/29/2026	662,178	651,435	641,257	0.1%
Tamarack Intermediate LLC	First Lien Term Loan	SOFR + 5.50%, 0.75% Floor [13]	6.25%	3/13/2028	21,484,375	21,069,898	21,074,023	3.1%
Tamarack Intermediate LLC	First Lien Delayed Draw Term Loan	SOFR + 5.50%, 0.75% Floor [8]	6.25%	3/13/2028	—	(66,723)	(67,148)	0.0%

Total Software						262,775,212	261,785,198	38.0%

Equity Investments—1.3%
Capital Markets
GT Polaris Holdings, Inc.	Equity	N/A	12.50%	N/A	7,200,000	7,010,591	7,056,720	1.0%
Total Capital Markets						7,010,591	7,056,720	1.0%

Health Care Technology
Imagine Acquisitionco, LLC	Equity	N/A	N/A	N/A	2,000,000	2,000,000	1,939,872	0.3%
Total Health Care Tehnology						2,000,000	1,939,872	0.3%

Total Non-Controlled/Non-Affiliated Investments						$1,456,696,363	$1,455,349,583	211.1%

(1)	All of the Company’s investments are domiciled in the United States except for Harrington Reinsurance Holdings Limited and Syntax Systems Limited, which are domiciled in Bermuda and Canada, respectively.
(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940 except for Harrington Reinsurance Holdings Limited and Syntax Systems Limited.
(4)	Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	Percentage is based on net assets of $689,369,598 as of June 30, 2022.
(6)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(7)	The interest rate on this security is subject to a base rate plus 1 Month “1M” LIBOR, which at June 30, 2022 was 1.787%.
(8)	This investment has an unfunded commitment as of June 30, 2022. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(9)	The interest rate on this security is subject to a base rate plus 6 Month “6M” LIBOR, which at June 30, 2022 was 2.935%.
(10)	The interest rate on this security is subject to a base rate plus 3 Month “3M” LIBOR, which at June 30, 2022 was 2.285%.
(11)	The interest rate on this security is subject to the Alternate Base Rate, which at June 30, 2022 was 4.750%.
(12)	The interest rate on this security is subject to a base rate plus 12 Month “12M” LIBOR, which at June 30, 2022 was 3.619%.
(13)	The interest rate on this security is subject to the Secured Overnight Financing Rate (“SOFR”), which at June 30, 2022 was 1.500%.

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

June 30, 2022

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

The Company evaluates tax positions taken or expected to be taken while preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted later based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions from inception through June 30, 2022. The Company’s federal and state tax returns for the prior two fiscal years remain open, subject to examination by the Internal Revenue Service.

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

Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intends to comply with Rule 2a-5’s requirements on or before the compliance date in September 2022.

Company Common Stock Share Valuation

In accordance with U.S. GAAP, the net asset value per share of the outstanding shares of common stock is determined at least quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. During the three and six months ended June 30, 2022 and 2021, the Company recorded $211,719, $326,204, $0, and $0 of realized gains, respectively. During the three and six months ended June 30, 2022 and 2021, the Company recorded $2,707,581 and $6,110,185 of unrealized losses and $2,669,026 and $2,910,367 of unrealized gains, respectively.

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

Interest and dividend income is recorded on the accrual basis and includes amortization of premiums or accretion of discounts. Discounts and premiums to par value on securities purchased are accreted and amortized, respectively, into interest income over the contractual life of the respective security using the effective interest method. The amortized cost of investments represents the original cost adjusted for the amortization of premiums or accretion of discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. Loan origination fees, original issue discount and market discounts are capitalized and the amounts are amortized into income using the effective interest method.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2022 and December 31, 2021, no investments were on non-accrual status.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. During the three and six months ended June 30, 2022 and 2021, the Company earned dividend income of $62,500, $62,500, $0, and $0, respectively, that were included in the Consolidated Statements of Operations as interest and dividend income.

Fee Income

The Company, or its affiliates, may receive fees for capital structuring services. These fees are generally non-recurring and are recognized as fee income by the Company on the investment closing date. The following table presents revenues from contracts with customers disaggregated by fee type:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Fee Income	$—	$—	$133,125	$1,173,750

Total revenue from contracts with customers	$—	$—	$133,125	$1,173,750

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

Base Management Fee

The Company pays to the Adviser an asset-based fee (the “Management Fee”) for management services in an amount equal to an annual rate of 1.30% of the average value of the Company’s gross assets (excluding cash and cash equivalents) for the most recently completed calendar quarter payable quarterly in arrears. The Management Fee for any partial quarter is appropriately prorated based on the actual number of days elapsed during such partial quarter as a fraction of the number of days in the relevant calendar year. For the three and six months ended June 30, 2022 and 2021, the Company incurred management fees of $4,382,884, $8,231,694, $787,528, and $1,075,353, respectively. As of June 30, 2022 and December 31, 2021, the Company recorded base management fees payable of $4,382,884 and $2,819,269, respectively.

Incentive Fee

Beginning on the fourth anniversary of the date on which shareholders are required to fund their initial drawdown (the “Incentive Commencement Date”), the Company will pay the Adviser an incentive fee (“Incentive Fee”) as set forth below. The Incentive Fee will consist of two parts. The first part (the “Investment Income Incentive Fee”) will be calculated and payable following the Incentive Commencement Date on a quarterly basis, in arrears, and will equal 15% of “pre-incentive fee net investment income” for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.75% (i.e., 7% annualized) measured on a quarterly basis. For purposes of computing the initial installment of the Investment Income Incentive Fee, if the Incentive Commencement Date does not fall on the first day of a calendar quarter, then the initial payment of the Investment Income Incentive Fee shall be payable for the period that commences on the Incentive Commencement Date through the last day of the first complete calendar quarter immediately following the Incentive Commencement Date and, thereafter, at the end of each subsequent calendar quarter as described above. The second part (the “Capital Gains Incentive Fee”) will be an annual fee that will also commence with the period beginning on the Incentive Commencement Date and will be determined and payable following the Incentive Commencement Date, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 15% of realized capital gains, if any, determined on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees. For the three and six months ended June 30, 2022 and 2021, the Company did not incur any performance-based incentive fees.

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

For the three and six months ended June 30, 2022 and 2021, the Company incurred $216,500, $361,618, $116,548, and $233,095 of administrative overhead expenses that were included in the Consolidated Statements of Operations as professional fees, respectively. As of June 30, 2022 and December 31, 2021, $216,500 and $147,102, respectively, of administrative overhead expenses remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses. For the three and six months ended June 30, 2022 and 2021, the Administrator has elected to waive additional charges that would have otherwise been eligible for reimbursement under the terms of the Administration Agreement which are not subject to recoupment.

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

For the three and six months ended June 30, 2022 and 2021, the Company incurred expenses for services provided by the Sub-Administrator and the Custodian of $238,353, $519,306, $61,120, and $106,114 on the Consolidated Statements of Operations as professional fees, respectively. As of June 30, 2022 and December 31, 2021, $689,781 and $114,705, respectively, remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

Transfer Agent Fees

On December 1, 2020, the Company entered into a transfer agent servicing agreement with U.S. Bank Global Fund Services (the “Transfer Agent”). For the three and six months ended June 30, 2022, the Company incurred expenses for services provided by the Transfer Agent of $20,000, $42,890, $16,665, and $29,165 on the Consolidated Statements of Operations as professional fees, respectively. As of June 30, 2022 and December 31, 2021, $58,274 and $15,834, respectively, remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

Affiliated Broker-Dealer

The Adviser is an affiliate of SPC Capital Markets LLC, a Delaware limited liability company (the “Affiliated Broker-Dealer”), which is registered as a broker-dealer with the SEC and a member of FINRA and the Securities Investor Protection Corporation. The Affiliated Broker-Dealer is authorized to engage in the following activities: (i) acting as broker or dealer selling corporate debt securities, (ii) acting as firm commitment underwriter, (iii) acting as real estate syndicator, (iv) investment advisory services (incidental to its role as broker-dealer), including acting as financial advisor to issuers of securities, and participants in mergers, acquisitions, sales, and dispositions of companies, and (v) private placements of securities. The Company paid the Affiliated Broker-Dealer a fee of $1,125,000 for services provided by the Affiliated Broker-Dealer in connection with the closing of the 2025 Notes. The Affiliated Broker Dealer may receive fees from other investors and portfolio companies in which the Company invests but will not collect fees from the Company for its portfolio investments.

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

Co-Investment Exemptive Relief

The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. On June 14, 2022, the SEC granted the Company exemptive relief (the “Order”) that permits the Company to co-invest alongside other funds managed by the Adviser or certain of its affiliates, if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s Independent Directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and Shareholders and do not involve overreaching in respect of the Company or Shareholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of Shareholders and is consistent with the Company’s then-current investment objective and strategies. The Order provides that, in connection with any co-investment transaction, the Company may participate in any such co-investment transaction on terms that are same to those applicable to the other funds managed by, or certain entities affiliated with, the Adviser or certain of its affiliates. To the extent an investment by such other fund or entity, as applicable, in an applicable co-investment opportunity is based on favorable terms, the Company will benefit from investing in such co-investment opportunity based on such favorable terms. In addition, the Order provides that, in connection with any such co-investment transaction, the Company will receive its pro rata share of any transaction fees (including break-up, structuring, monitoring or commitment fees but excluding brokerage or underwriting compensation permitted by section 17(e) or 57(k) of the Company Act), in respect of such co-investment transaction, based on the Company’s relative share of the amount invested or committed, as applicable, in such transaction.

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

For the three and six months ended June 30, 2022 and 2021, the Company incurred offering costs of $24,301, $44,358, $97,110, and $193,139 on the Consolidated Statements of Operations, respectively. For the three and six months ended June 30, 2022, the Company did not incur any organizational expenses. As of June 30, 2022 and December 31, 2021, $0 and $41,057, respectively, remained payable on the Consolidated Statements of Assets and Liabilities as organizational and offering expenses payable.

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

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of June 30, 2022 and December 31, 2021, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

Portfolio Company	Type of Investment	June 30, 2022 Par	December 31, 2021 Par
2-10 Holdco, Inc.	First Lien Revolving Loan	$2,777,778	$2,777,778
Anaplan, Inc.	First Lien Revolving Loan	1,546,008	—
AxiomSL Group, Inc.	First Lien Delayed Draw Term Loan	2,273,873	2,273,873
AxiomSL Group, Inc.	First Lien Revolving Loan	2,481,089	2,481,089
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	12,180,000	15,000,000
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	3,000,000	3,000,000
Bottomline Technologies, Inc.	First Lien Revolving Loan	7,365,385	—
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	5,376,426	5,618,000
Diligent Corporation	First Lien Revolving Loan	2,500,000	5,000,000
Elkay LLC	First Lien Revolving Loan	3,611,111	3,611,111
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	6,055,231	9,237,537
Galway Borrower, LLC	First Lien Revolving Loan	4,098,295	4,398,827
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	4,397,000	—
Geosyntec Consultants, Inc.	First Lien Revolving Loan	1,609,000	—
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	13,464,000	13,464,000
GovDelivery Holdings, LLC	First Lien Revolving Loan	2,413,807	2,413,807
GraphPAD Software, LLC	First Lien Delayed Draw Term Loan	11,000,000	11,000,000
GraphPAD Software, LLC	First Lien Revolving Loan	2,500,000	2,500,000
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	11,593,178	20,974,500
IG Investments Holdings LLC	First Lien Revolving Loan	3,666,908	2,528,901
Imagine Acquisitionco, LLC	First Lien Delayed Draw Term Loan	6,430,868	6,430,868
Imagine Acquisitionco, LLC	First Lien Revolving Loan	4,630,225	4,630,225
Maverick 1 LLC	Second Lien Delayed Draw Term Loan	—	1,000,000
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	4,428,000	21,060,000

Portfolio Company	Type of Investment	June 30, 2022 Par	December 31, 2021 Par
MBO Partners, Inc.	First Lien Delayed Draw Term Loan	20,000,000	—
Ministry Brands Purchaser, LLC	First Lien Delayed Draw Term Loan	5,649,718	5,649,718
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	1,694,915	1,694,915
Mirra-Prime Access Holdings, LLC	First Lien Revolving Loan	685,000	2,740,000
More Cowbell I LLC	First Lien Delayed Draw Term Loan	—	15,000,000
Project K BuyerCo, Inc.	First Lien Revolving Loan	7,727,273	7,727,273
RSC Acquisition, Inc.	First Lien Delayed Draw Term Loan	33,000,000	—
Simplifi Holdings, Inc.	First Lien Revolving Loan	2,891,566	2,891,566
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	1,274,788	1,274,788
SpecialtyCare, Inc.	First Lien Revolving Loan	1,062,323	1,062,323
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	7,000,000	7,000,000
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	3,500,000	3,500,000
Syntax Systems Limited	First Lien Delayed Draw Term Loan	2,970,297	2,970,297
Syntax Systems Limited	First Lien Revolving Loan	525,941	668,515
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	26,413,462	1,169,692
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	1,336,816	307,500
Tamarack Intermediate LLC	First Lien Delayed Draw Term Loan	3,515,625	—
Tempus, LLC	Firest Lien Delayed Draw Term Loan	—	18,351,352
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	7,446,809	7,446,809
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	9,134,615	12,500,000
Total Par		$255,227,330	$231,355,264

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments as of June 30, 2022 and December 31, 2021. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

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

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in the Small Business Credit Availability Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of June 30, 2022 and December 31, 2021, the Company’s asset coverage ratios were 186% and 186%, respectively.

The following tables show the Company’s outstanding debt as of June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Capital Call Facility	$200,000,000	$50,000,000	$150,000,000	$49,723,986
Revolving Credit Facility	750,000,000	603,500,000	146,500,000	596,855,287
2025 Notes	225,000,000	150,000,000	75,000,000	147,288,169
Total	$1,175,000,000	$803,500,000	$371,500,000	$793,867,442

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Capital Call Facility	$200,000,000	$200,000,000	$—	$199,454,570
Revolving Credit Facility	500,000,000	435,000,000	65,000,000	430,085,807
Total	$700,000,000	$635,000,000	$65,000,000	$629,540,377

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

As of June 30, 2022 and December 31, 2021, the carrying amount of the Company’s borrowings under the Capital Call Facility approximated their fair value. As of June 30, 2022, and December 31, 2021, unamortized financing costs of $276,014 and $545,430, respectively, are being deferred over the remaining term of the Capital Call Facility. As of June 30, 2022 and December 31, 2021, the Company had an outstanding balance of $50,000,000 and $200,000,000, respectively. The Capital Call Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $49,723,986 as of June 30, 2022 and $199,454,570 as of December 31, 2021. The following table shows additional information about the interest and financing costs related to the Capital Call Facility for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Interest expenses related to the Capital Call Facility	$461,697	$1,033,430	$570,195	$841,407
Financing expenses related to the Capital Call Facility	139,540	275,145	212,246	345,502
Total interest and financing expenses related to the Capital Call Facility	$601,237	$1,308,575	$782,441	$1,186,909

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

As of June 30, 2022 and December 31, 2021, the carrying amount of the Company’s borrowings under the Revolving Credit Facility approximated its fair value. As of June 30, 2022 and December 31, 2021, unamortized financing costs of $6,644,712 and $4,914,192, respectively, are being deferred over the remaining term of the Revolving Credit Facility. As of June 30, 2022 and December 31, 2021, the Revolving Credit Facility had an outstanding balance of $603,500,000 and $435,000,000, respectively. The Revolving Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $596,844,287 as of June 30, 2022 and $430,085,807 as of December 31, 2021. The following table shows additional information about the interest and financing costs related to the Revolving Credit Facility for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Interest expenses related to the Revolving Credit Facility	$5,342,347	$9,180,680	$24,758	$24,758
Financing expenses related to the Revolving Credit Facility	414,633	782,617	4,590	4,590
Total interest and financing expenses related to the Revolving Credit Facility	$5,756,980	$9,963,297	$29,348	$29,348

2025 Notes

On May 19, 2022, the Company entered into a Note Purchase Agreement (the “NPA”) governing the issuance of $225 million in aggregate principal amount of senior unsecured notes due May 19, 2025 (the “2025 Notes”) to qualified institutional investors in a private placement. $150 million of the 2025 Notes were delivered and paid for on May 19, 2022, and $75 million of the 2025 Notes are expected to be delivered and paid for on August 18, 2022.

The 2025 Notes have a fixed interest rate of 5.83% per year, subject to a step up of (1) 1.00% per year, to the extent and for so long as the 2025 Notes fail to satisfy certain investment grade rating conditions and/or (2) 1.50% per year, to the extent and for so long as either the ratio of the Company’s secured debt to total assets exceeds specified thresholds, measured as of each fiscal quarter-end, or the Company fails to deliver the required quarterly or annual financial statements and related certificates when due.

The 2025 Notes mature on May 19, 2025 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the NPA. Interest on the 2025 Notes is due semiannually in May and November of each year, beginning in November 2022. In addition, the Company is obligated to offer to repay the 2025 Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the NPA, the Company may redeem the 2025 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before February 17, 2025, a make-whole premium.

As of June 30, 2022, the carrying amount of the Company’s borrowings under the 2025 Notes approximated its fair value. As of June 30, 2022, unamortized debt issuance costs of $2,711,831 are being deferred over the remaining term of the 2025 Notes. As of June 30, 2022, the 2025 Notes had an outstanding balance of $150,000,000. The 2025 Notes are presented in the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $147,288,169 as of June 30, 2022. The following table shows additional information about the interest and financing costs related to the 2025 Notes for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Interest expenses related to the 2025 Notes	$1,020,250	$1,020,250
Financing expenses related to the 2025 Notes	110,739	110,739
Total interest and financing expenses related to the 2025 Notes	$1,130,989	$1,130,989

Note 7. Net Assets

Unregistered Sales of Equity Securities

On November 17, 2020, the Adviser committed to contribute $1,000 of capital to the Company. In exchange for this contribution, the Adviser received 50 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”).

Since inception, the Company has completed the following share issuances:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
June 29, 2022	2,498,950	$50,000,000
June 27, 2022(1)	100,633	2,013,490
March 29, 2022	1,986,561	40,000,000
March 25, 2022	2,734,196	55,000,000
March 24, 2022(1)	87,065	1,751,362
December 22, 2021(1)	44,706	898,396
December 9, 2021	10,296,137	210,000,000
September 24, 2021	3,783,388	75,000,000
September 23, 2021(1)	17,842	353,695
August 25, 2021(1)	13,540	271,305
June 18, 2021	5,025,757	100,000,000
March 30, 2021	3,687,064	71,877,447
February 26, 2021	1,429,493	28,121,553
February 4, 2021	1,545,776	30,000,000
December 24, 2020	744,307	14,886,136
December 21, 2020	505,693	10,113,864
November 17, 2020	50	1,000
Total	34,501,158	$690,288,247

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

Distributions

For the three and six months ended June 30, 2022, the Company declared the following distributions.

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
June 24, 2022	June 27, 2022	$0.405	$12,970,138
March 23, 2022	March 24, 2022	$0.425	$11,514,845

Note 8. Investments

The following table presents the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2022 and December 31, 2021.

	June 30, 2022			December 31, 2021
Investments:	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value
First Lien Loans	$1,225,487,224	$1,231,366,227	84.6%	$1,008,537,941	$1,011,839,638	87.3%
Second Lien Loans	157,542,920	150,538,658	10.4%	124,070,639	125,146,348	10.8%
Unsecured Notes	64,655,628	64,448,106	4.4%	19,613,993	20,000,000	1.7%
Equity	9,010,591	8,996,592	0.6%	2,000,000	2,000,000	0.2%
Total Investments	$1,456,696,363	$1,455,349,583	100.0%	$1,154,222,573	$1,158,985,986	100.0%

The geographic composition of investments based on fair value as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
U.S.	97.9%	97.3%
Non-U.S.	2.1	2.7
Total	100.0%	100.0%

The industry composition of investments based on fair value as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
Capital Markets	8.1%	7.0%
Diversified Consumer Services	0.8	—
Diversified Financial Services	8.4	6.0
Health Care Providers & Services	11.9	13.1
Health Care Technology	8.1	10.3
Insurance	16.7	19.2
IT Services	15.8	11.5
Professional Services	8.8	10.7
Real Estate Management & Development	3.4	4.3
Software	18.0	17.9
Total	100.0%	100.0%

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

The following table presents the fair value hierarchy as of June 30, 2022.

	Fair Value Hierarchy as of June 30, 2022
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$19,908,802	$1,211,457,425	$1,231,366,227
Second Lien Loans	—	56,108,544	94,430,114	150,538,658
Unsecured Notes	—	33,462,187	30,985,919	64,448,106
Equity	—	—	8,996,592	8,996,592
Total	$—	$109,479,533	$1,345,870,050	$1,455,349,583

The following table presents the fair value hierarchy as of December 31, 2021.

	Fair Value Hierarchy as of December 31, 2021
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$—	$1,011,839,638	$1,011,839,638
Second Lien Loans	—	23,061,995	102,084,353	125,146,348
Unsecured Notes	—	—	20,000,000	20,000,000
Equity	—	—	2,000,000	2,000,000
Total	$—	$23,061,995	$1,135,923,991	$1,158,985,986

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2022 and the year ended December 31, 2021:

Three Months Ended June 30, 2022	First Lien Loans	Second Lien Loans	Unsecured Notes	Equity	Total
Fair value, beginning of period	$1,047,460,343	$113,011,987	$31,562,500	$2,000,000	$1,194,034,830
Purchases of investments	216,131,936	28,585,000	—	7,056,720	251,773,656
Proceeds from sales and principal payments	(64,839,721)	(15,037,500)	—	—	(79,877,221)
Realized gain (loss) on investments	57,785	153,934	—	—	211,719
Net change in unrealized appreciation/(depreciation)	5,709,544	(2,657,730)	(607,870)	(13,999)	2,429,945
Net accretion of discount and amortization of investments	1,653,229	34,423	31,289	(46,129)	1,672,812
Transfers into (out of) Level 3	5,284,309	(29,660,000)	—	—	(24,375,691)
Fair value, end of period	$1,211,457,425	$94,430,114	$30,985,919	$8,996,592	$1,345,870,050

Six Months Ended June 30, 2022	First Lien Loans	Second Lien Loans	Unsecured Notes	Equity	Total
Fair value, beginning of period	$1,011,839,638	$102,084,353	$20,000,000	$2,000,000	$1,135,923,991
Purchases of investments	278,159,451	29,585,000	11,562,500	7,056,720	326,363,671
Proceeds from sales and principal payments	(84,177,333)	(15,042,500)	—	—	(99,219,833)
Realized gain (loss) on investments	172,270	153,934	—	—	326,204
Net change in unrealized appreciation/(depreciation)	2,821,283	(2,759,664)	(617,773)	(13,999)	(570,152)
Net accretion of discount and amortization of investments	2,691,905	88,991	41,192	(46,129)	2,775,958
Transfers into (out of) Level 3	(49,789)	(19,680,000)	—	—	(19,729,789)
Fair value, end of period	$1,211,457,425	$94,430,114	$30,985,919	$8,996,592	$1,345,870,050

Year Ended December 31, 2021	First Lien Loans	Second Lien Loans	Unsecured Notes	Equity	Total
Fair value, beginning of period	$4,499,537	$9,825,450	$—	$—	$14,324,987
Purchases of investments	1,020,601,673	111,872,500	19,600,000	2,000,000	1,154,074,173
Proceeds from sales and principal payments	(18,095,110)	(20,709,833)	—	—	(38,804,943)
Realized gain (loss) on investments	—	19,680	—	—	19,680
Net change in unrealized appreciation/(depreciation)	3,320,290	755,109	386,007	—	4,481,406
Net accretion of discount and amortization of investments	1,513,248	301,447	13,993	—	1,828,688
Transfers into (out of) Level 3	—	—	—	—	—
Fair value, end of period	$1,011,839,638	$102,084,353	$20,000,000	$2,000,000	$1,135,923,991

During the three and six months ended June 30, 2022 and the year ended December 31, 2021, there were 0, 1 and 0 transfers, respectively, into Level 3 from Level 2 because of a decrease in observable inputs. During the three and six months ended June 30, 2022 and the year ended December 31, 2021, there were 1, 2 and 0 transfers, respectively, into Level 2 from Level 3 because of an increase in observable inputs.

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company at the three months ended June 30, 2022 and the year ended December 31, 2021.

Net Change in Unrealized Appreciation (Depreciation)	Three Months Ended June 30, 2022	Year Ended December 31, 2021
First Lien Loans	$5,709,544	$3,320,290
Second Lien Loans	(2,657,730)	755,109
Unsecured Notes	(607,870)	386,007
Equity	(13,999)	—
Total	$2,429,945	$4,481,406

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2022. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

June 30, 2022
Type of Investment	Fair Value	Valuation technique	Unobservable input	Range (weighted average)
First Lien Loans	$886,822,524	Discounted Cash Flow	Discount Rate	9.3% - 11.2% (10.2%)
First Lien Loans	324,634,901	Market Transaction	Market Transaction	97.3% - 100.0% (98.6%)
Second Lien Loan	65,845,114	Discounted Cash Flow	Discount Rate	11.0% - 12.7% (11.9%)
Second Lien Loan	28,585,000	Market Transaction	Market Transaction	98.0% - 99.0% (98.6%)
Unsecured Notes	30,985,919	Discounted Cash Flow	Discount Rate	10.4% - 10.5% (10.4%)
Equity	7,056,720	Market Transaction	Market Transaction	1.0x
Equity	1,939,872	Enterprise Value Analysis	EBITDA Multiple	22.7x
Total	$1,345,870,050

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

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. The methodology for the weighted average number of shares outstanding during the period utilizes the weighted average number of shares from December 31, 2021 through June 30, 2022. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2022 and December 31, 2021, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022 (Unaudited)	Six Months Ended June 30, 2022 (Unaudited)	Three Months Ended June 30, 2021 (Unaudited)	Six Months Ended June 30, 2021 (Unaudited)
Net increase in net assets resulting from operations	$10,984,549	$19,470,370	$5,241,275	$6,530,741
Weighted average common shares of common stock outstanding—basic and diluted	31,960,920	29,683,299	8,630,348	5,748,102
Basic and diluted net increase in net assets resulting from operations per common share	$0.34	$0.66	$0.61	$1.14

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

As of June 30, 2022 and December 31, 2021, the tax cost of the Company’s investments approximates its amortized cost.

Note 12. Financial Highlights

The following per common share data has been derived from information provided in the financial statements. The following is a schedule of financial highlights for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022 (Unaudited)	Six Months Ended June 30, 2021 (Unaudited)
Per common share operating performance:
Net asset value, beginning of year/period	$20.14	$19.39
Results of operations:
Net investment income [1]	0.85	0.63
Net realized gains (losses) and unrealized appreciation (depreciation) [2]	(0.19)	0.13
Net increase (decrease) in net assets resulting from operations	0.66	0.76

Distributions to Common Stockholders
Distributions from net income	(0.82)	—
Net decrease in net assets resulting from distributions	(0.82)	—
Net asset value, end of year/period	$19.98	$20.15

Shares outstanding, end of year/period	34,501,158	12,938,140
Ratio/Supplemental data:
Net assets, end of year/period	$689,369,598	$260,762,651
Weighted average shares outstanding	29,683,299	5,748,102
Total return [3]	3.35%	3.92%
Portfolio turnover	6.82%	6.05%
Ratio of operating expenses to average net assets [4]	7.48%	5.11%
Ratio of net investment income (loss) to average net assets [4]	8.16%	5.11%

[1]	The per common share data was derived by using weighted average shares outstanding.
[2]	The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year/period does not agree with the change in the aggregate appreciation and depreciation in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
[3]	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share. Total return is not annualized and does not include a sales load.
[4]	The ratios reflect an annualized amount. Non-recurring expenses were not annualized. During the six months ended June 30, 2022 and 2021, the Company incurred $44,358 and $193,139 of Organizational and Offering Expenses, respectively, which were deemed to be non-recurring.

Note 13. Equity

For the three months ended June 30, 2022, the Company issued 2,599,583 shares of common stock at an average price of $20.01 through private placement offerings resulting in gross proceeds to the Company of $52.0 million. For the six months ended June 30, 2022, the Company issued 7,407,405 shares of common stock at an average price of $20.08 through private placement offerings resulting in gross proceeds to the Company of $148.8 million. The Company had 34,501,158 shares outstanding as of June 30, 2022 and 27,093,753 shares outstanding as of December 31, 2021. As of June 30, 2022, the Company has received capital commitments totaling $1,104 million, of which, $419 million remains available. As of December 31, 2021, the company had received commitments totaling $1,073 million, of which, $533 million remained available.

Note 14. Subsequent Events

Management has evaluated subsequent events and transactions for potential recognition and/or disclosure through the date the financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended June 30, 2022.

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

COVID-19 Developments

The spread of the COVID-19 pandemic, and associated impacts on the U.S. and global economies, has negatively impacted, and is likely to continue to negatively impact, the business operations of some of our portfolio companies. We cannot at this time fully predict the impact of COVID-19 on our business or the business of our portfolio companies, its duration or magnitude or the extent to which it will negatively impact our portfolio companies’ operating results or our own results of operations or financial condition.

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

As of June 30, 2022, the Company has called equity capital in the amount of $685 million. See “Subscriptions and Drawdowns” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates calling additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.

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

The Company generally expects to invest in middle market companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $30 million and $250 million annually. Typical middle market senior loans may be issued by middle market companies in the context of leveraged buyouts, acquisitions, debt refinancings, recapitalizations, and other similar transactions. Notwithstanding the foregoing, the Adviser may determine whether companies qualify as “middle market” in its sole discretion, and the Company may from time to time invest in larger or smaller companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. The Company’s target credit investments typically have maturities between 3 and 6 years and generally range in size between $20 million and $100 million. The investment size will vary with the size of the Company’s capital base. The Company has adopted a non-fundamental policy to invest, under normal market conditions, at least 75% of the value of its total assets (measured at the time of each such investment taking into account certain initial assumptions regarding the expected amount of total assets of the Company once fully invested) in portfolio companies that are in the financial services, business services, software and technology or healthcare services sectors. The remaining 25% of the value of the Company’s total assets (measured at the time of each such investment taking into account certain initial assumptions regarding the expected amount of total assets of the Company once fully invested) may be invested across a wide range of sectors (although the Company expects to avoid businesses which at the time of the Company’s investment participate in certain sectors such as payday lending, pawn shops, automobile title and tax refund anticipation loans, credit repair services, strip mining, drug paraphernalia, marijuana related businesses, tax evasion gaming and pornography).

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

Ability to Leverage Stone Point’s Experienced Investment Team. The Adviser intends to utilize Stone Point Capital’s significant resources and expertise throughout the life cycle of each investment to support the Stone Point Credit Investment Team’s Credit Activities. On an as-needed basis, certain other investment professionals contribute a portion of their time, effort and expertise to support Credit Activities. Stone Point Capital has a long, successful record of making investments and managing businesses in the financial services industry. Stone Point Capital has raised nine private equity funds with an investment track record of over 25 years and a focus on investments in companies in the global financial services industry and related sectors. Stone Point Capital and its affiliates have invested in 26 asset management platforms over 15 years and Stone Point believes that its experience investing in and building businesses across a variety of credit strategies, positions the Company for success in the direct lending middle market. The Stone Point Credit Investment Team is responsible for making all investment and disposition recommendations to the Investment Committee. The Investment Committee makes all investment and disposition decisions, subject to Board oversight. As of August 1, 2022, the Investment Team is comprised of approximately 80 investment professionals who bring to Stone Point considerable experience with Stone Point and/or from other leading private equity, private debt, investment banking, financial services, corporate law, and accounting firms. A majority of the Investment Team is focused in the private equity markets; however, Stone Point intends to continue to expand the dedicated Stone Point Credit Investment Team to support the ongoing growth of the Company and expansion of the Credit Activities. As of August 1, 2022, the Credit Investment Team was comprised of approximately 15 dedicated investment professionals2.

Experienced Investment Committee3. The Investment Committee for the Adviser is comprised of Scott J. Bronner, James D. Carey, Eric L. Rosenzweig, David J. Wermuth and Nicolas D. Zerbib. The Investment Committee currently leads the investment activities of the Credit Funds and has worked together at Stone Point for more than ten years investing across multiple credit cycles and different investing environments.

•	Mr. Bronner is the President of the Company, a Managing Director of Stone Point, and a member of the Investment Committee, Allocation Committee and Valuation Committee of the Adviser. Prior to joining the Firm in 2009, he was in the Private Equity Division at Lehman Brothers Inc.
•	Mr. Carey is a Managing Director of Stone Point, a member of the Investment Committees of the Adviser and the Trident Funds, and a member of the Allocation Committee of the Adviser. Prior to joining the Firm in 1997, he was in the Financial Institutions Investment Banking Group at Merrill Lynch & Co. and prior to that time was an attorney with Kelley Drye & Warren LLP.
•	Mr. Rosenzweig is a Managing Director of Stone Point and a member of the Investment Committee and Valuation Committee of the Adviser. Prior to joining the Firm in 2006, he was in the Financial Institutions Investment Banking Group at UBS Investment Bank.
•	Mr. Wermuth is the Chairman of the Company, a Managing Director and the General Counsel of Stone Point, a member of the Investment Committees of the Adviser and the Trident Funds, and a member of the Allocation Committee and Valuation Committee of the Adviser. Prior to joining the Firm in 1999, he was an attorney specializing in mergers and acquisitions at Cleary, Gottlieb, Steen & Hamilton LLP and prior to that time an auditor for KPMG Peat Marwick.
•	Mr. Zerbib is a Managing Director of Stone Point, a member of the Investment Committees of the Adviser and the Trident Funds, and a member of the Valuation Committee of the Adviser. Prior to joining the Firm in 1998, he was in the Financial Institutions Group at Goldman Sachs.

All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments. This senior management team is supported by a team of investment professionals who bring to Stone Point considerable experience with Stone Point and/or from other leading private equity, investment banking, financial services, corporate law and accounting firms.

[2] [3]

Includes two employees whose focus is shared across Stone Point Credit and Stone Point Capital.

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

The following table sets forth the experience of the Adviser’s Investment Committee.

The Adviser’s Investment Committee	Years in Financial Services	Years at Stone Point
Scott J. Bronner, Managing Director Member of the Investment Committee	16	13
James D. Carey, Managing Director Member of the Investment Committee	28	25
Eric L. Rosenzweig, Managing Director Member of the Investment Committee	18	16
David J. Wermuth, Managing Director, General Counsel Member of the Investment Committee	25	22
Nicolas D. Zerbib, Managing Director Member of the Investment Committee	27	24

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

Revenues

The Company expects to generate revenues primarily through receipt of interest and dividend income from its investments. In addition, the Company may generate income from capital gains on the sales of loans and debt and equity related securities and various loan origination and other fees and dividends on direct equity investments.

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

The Company has entered into credit facilities to partially fund the Company’s operations, and may incur costs and expenses including commitment, origination, legal and/or structuring fees and the related interest costs associated with any amounts borrowed. See “Financing Facilities” under “Financial Condition, Liquidity and Capital Resources” below for further details.

The Company has had little operating history and therefore this statement concerning additional expenses is necessarily an estimate and may not match the Company’s actual results of operations in the future.

Leverage

The amount of leverage that the Company employs will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in the Small Business Credit Availability Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of June 30, 2022 and December 31, 2021, the Company’s asset coverage ratio was 186% and 186%, respectively.

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets or capital commitments as collateral to financing facilities.

Financial and Operating Highlights

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Total investment income	$26,741,051	$48,455,835
Total expenses	13,260,640	23,201,484
Net investment income (loss)	13,480,411	25,254,351
Total net realized gains (losses)	211,719	326,204
Total net change in unrealized appreciation (depreciation)	(2,707,581)	(6,110,185)

Net increase (decrease) in net assets resulting from operations	$10,984,549	$19,470,370

Per share information - basic and diluted:
Net investment income (loss)	$0.42	$0.85
Net increase (decrease) in net assets resulting from operations	$0.34	$0.66
Distributions declared per share	$0.40	$0.82

Consolidated balance sheet data	As of June 30, 2022	As of December 31, 2021
Cash and cash equivalents	$52,852,879	$15,096,474
Investments at fair value	1,455,349,583	1,158,985,986
Total assets	1,524,006,550	1,183,075,390
Total debt (net of unamortized debt issuance costs)	793,867,442	629,540,377
Total liabilities	834,636,952	637,506,031
Total net assets	$689,369,598	$545,569,359
Net asset value per share	$19.98	$20.14
Other data:
Number of portfolio companies	56	40

Portfolio and Investment Activity

Our investment activity for the three months ended June 30, 2022 is presented below (information presented herein is at par value unless otherwise indicated).

Three Months Ended June 30, 2022
New investment commitments:
Total new investment commitments	$370,690,960
Principal amount of investments funded:
First lien loans	$242,116,693
Second lien loans	37,976,765
Unsecured notes	39,955,770
Equity	7,200,000
Total principal amount of investments funded	$327,249,228
Principal amount of investments sold or repaid:
First lien loans	64,381,155
Second lien loans	15,000,000
Unsecured loans	—
Equity	—
Total principal amount of investments sold or repaid	$79,381,155
Number of new investment commitments in new portfolio companies	17
Average new investment commitment amount in new portfolio companies	$19,755,939
Percentage of new debt investment commitments at floating rates	89.0%
Percentage of new debt investment commitments at fixed rates	11.0%
Weighted average yield to maturity on funded debt and other income producing investments to new portfolio companies during the period[1]	8.7%
Weighted average yield to maturity on debt and other income producing securities sold or repaid in full during the period	7.3%

[1]	Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees or present value adjustments.

As of June 30, 2022, the Company had 114 debt investments in 56 portfolio companies with an aggregate fair value of $1,446.4 million. As of December 31, 2021, the Company had 84 debt investments in 40 portfolio companies with an aggregate value of $1,157.0 million.

As of June 30, 2022 and December 31, 2021, the Company’s investments consisted of the following:

	June 30, 2022			December 31, 2021
Investments:	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value
First Lien Loans	$1,225,487,224	$1,231,366,227	84.6%	$1,008,537,941	$1,011,839,638	87.3%
Second Lien Loans	157,542,920	150,538,658	10.4%	124,070,639	125,146,348	10.8%
Unsecured Notes	64,655,628	64,448,106	4.4%	19,613,993	20,000,000	1.7%
Equity	9,010,591	8,996,592	0.6%	2,000,000	2,000,000	0.2%
Total Investments	$1,456,696,363	$1,455,349,583	100.0%	$1,154,222,573	$1,158,985,986	100.0%

The industry composition of investments based on fair value as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
Capital Markets	8.1%	7.0%
Diversified Consumer Services	0.8	—
Diversified Financial Services	8.4	6.0
Health Care Providers & Services	11.9	13.1
Health Care Technology	8.1	10.3
Insurance	16.7	19.2
IT Services	15.8	11.5
Professional Services	8.8	10.7
Real Estate Management & Development	3.4	4.3
Software	18.0	17.9
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
U.S.	97.9%	97.3%
Non-U.S.	2.1	2.7
Total	100.0%	100.0%

The following table presents certain selected information regarding our investment portfolio as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022	As of December 31, 2021
Number of portfolio companies	56	40
Weighted Average EBITDA (based on par)	$174.9 million	$142.9 million
Percentage of performing debt bearing a floating rate	92.1%	98.3%
Percentage of performing debt bearing a fixed rate	7.9%	1.7%
Weighted average yield to maturity on funded debt and other income producing investments[1]	8.3%	7.2%

[1]	Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees or present value adjustments.

The following table presents the maturity schedule of our debt investments based on fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
Maturity Year	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
2024	$5,212,130	0.4	$5,334,098	0.5
2025	45,309,141	3.1	40,007,868	3.5
2026	132,860,799	9.1	110,184,615	9.5
2027	444,582,149	30.7	459,333,139	39.6
2028	502,569,698	34.8	383,736,271	33.2
2029	279,896,245	19.4	138,389,995	12.0
2030	16,265,975	1.1	—	—
2031	19,656,854	1.4	20,000,000	1.7
Total	$1,446,352,991	100.0%	$1,156,985,986	100.0%

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

The following table shows the composition of our portfolio investments on the Adviser’s internal performance rating scale:

	June 30, 2022
Investment Rating	Fair Value	Percentage of Portfolio
1	$130,269,354	9.0%
2	1,283,105,916	88.1%
3	41,974,313	2.9%
4	—	—
5	—	—
Total	$1,455,349,583	100.0%

The following table presents the amortized cost of our performing and non-accrual investments as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,454,696,363	100.0%	$1,152,222,573	100.0%
Non-accrual	—	—	—	—
Total	$1,454,696,363	100.0%	$1,152,222,573	100.0%

The following table presents the fair value of our performing and non-accrual investments as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,453,409,711	100.0%	$1,156,985,986	100.0%
Non-accrual	—	—	—	—
Total	$1,454,409,711	100.0%	$1,156,985,986	100.0%

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

Results of Operations

The following table presents the operating results for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Total investment income	$26,741,051	$48,455,835
Less: total expenses	13,260,640	23,201,484
Net investment income (loss)	13,480,411	25,254,351
Total net realized gains (losses)	211,719	326,204
Net change in unrealized appreciation (depreciation) on investments	(2,707,581)	(6,110,185)
Net increase (decrease) in net assets resulting from operations	$10,984,549	$19,470,370

Investment Income

Total investment income was $26,741,051 and $48,455,835 for the three and six months ended June 30, 2022, respectively. Total investment income consisted of interest income from investments, interest from cash and cash equivalents and fee income.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Interest and dividend income from investments	$26,740,595	$48,455,180
Interest from cash and cash equivalents	456	655
Fee income	—	—
Total investment income	$26,741,051	$48,455,835

Expenses

Operating expenses for the three and six months ended June 30, 2022 were as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Base management fees	$4,382,884	$8,231,694
Interest and financing fees	7,489,207	12,402,861
Offering costs	24,301	44,358
Professional fees	1,238,035	2,300,466
Directors fees	91,875	183,750
Insurance expenses	34,338	38,355
Total expenses	$13,260,640	$23,201,484

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

For the three and six months ended June 30, 2022, the Company incurred $216,500 and $361,618 of administrative overhead expenses, respectively. For the three and six months ended June 30, 2022, the Administrator has elected to waive additional charges that would have otherwise been eligible for reimbursement under the terms of the Administration Agreement which are not subject to recoupment.

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

Net Realized Gains (Losses) and Unrealized Appreciation (Depreciation) on Investments

The following table summarizes our net realized gains (losses) and unrealized appreciation (depreciation) for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Net realized gains (losses) and unrealized appreciation (depreciation) on investments
Total net realized gains (losses)	$211,719	$326,204
Total net change in unrealized appreciation (depreciation)	(2,707,581)	(6,110,185)

Net realized gains (losses) and unrealized appreciation (depreciation) on investments	$(2,495,862)	$(5,783,981)

For the three and six months ended June 30, 2022, we had net realized gains on investments of $211,719 and $326,204, respectively.

We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. During the three and six months ended June 30, 2022, we had net unrealized depreciation on our investment portfolio of $2,707,581 and $6,110,185, respectively.

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

Since inception, the Company has completed the following share issuances:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
June 29, 2022	2,498,950	$50,000,000
June 27, 2022(1)	100,633	2,013,490
March 29, 2022	1,986,561	40,000,000
March 25, 2022	2,734,196	55,000,000
March 24, 2022(1)	87,065	1,751,362
December 22, 2021(1)	44,706	898,396
December 9, 2021	10,296,137	210,000,000
September 24, 2021	3,783,388	75,000,000
September 23, 2021(1)	17,842	353,695
August 25, 2021(1)	13,540	271,305
June 18, 2021	5,025,757	100,000,000
March 30, 2021	3,687,064	71,877,447
February 26, 2021	1,429,493	28,121,553
February 4, 2021	1,545,776	30,000,000
December 24, 2020	744,307	14,886,136
December 21, 2020	505,693	10,113,864
November 17, 2020	50	1,000
Total	34,501,158	$690,288,247

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

Debt

Financing Facilities

	June 30, 2022
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Capital Call Facility	$200,000,000	$50,000,000	$150,000,000	$49,723,986
Revolving Credit Facility	750,000,000	603,500,000	146,500,000	596,855,287
2025 Notes	225,000,000	150,000,000	75,000,000	147,288,169
Total	$1,175,000,000	$803,500,000	$371,500,000	$793,867,442

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Capital Call Facility	$200,000,000	$200,000,000	$—	$199,454,570
Revolving Credit Facility	500,000,000	435,000,000	65,000,000	430,085,807
Total	$700,000,000	$635,000,000	$65,000,000	$629,540,377

Liquidity

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022	December 31, 2021
Cash and cash equivalents	$52,852,879	$15,096,474
Unused borrowing capacity	296,500,000	65,000,000
Unfunded portfolio company commitments	(255,227,330)	(231,355,264)
Undrawn capital commitments	418,792,792	532,992,792
Total operational liquidity	$512,918,341	$381,734,002

Distributions

For the six months ended June 30, 2022, the Company declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Annualized Distribution Rate[1]	Distribution Paid
June 24, 2022	June 27, 2022	$0.405	8.1%	$12,970,138
March 23, 2022	March 24, 2022	0.425	8.5%	11,514,845

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

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of June 30, 2022 and December 31, 2021, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

Portfolio Company	Type of Investment	June 30, 2022 Par	December 31, 2021 Par
2-10 Holdco, Inc.	First Lien Revolving Loan	$2,777,778	$2,777,778
Anaplan, Inc.	First Lien Revolving Loan	1,546,008	—
AxiomSL Group, Inc.	First Lien Delayed Draw Term Loan	2,273,873	2,273,873
AxiomSL Group, Inc.	First Lien Revolving Loan	2,481,089	2,481,089
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	12,180,000	15,000,000
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	3,000,000	3,000,000
Bottomline Technologies, Inc.	First Lien Revolving Loan	7,365,385	—
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	5,376,426	5,618,000
Diligent Corporation	First Lien Revolving Loan	2,500,000	5,000,000
Elkay LLC	First Lien Revolving Loan	3,611,111	3,611,111
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	6,055,231	9,237,537
Galway Borrower, LLC	First Lien Revolving Loan	4,098,295	4,398,827
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	4,397,000	—
Geosyntec Consultants, Inc.	First Lien Revolving Loan	1,609,000	—
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	13,464,000	13,464,000
GovDelivery Holdings, LLC	First Lien Revolving Loan	2,413,807	2,413,807
GraphPAD Software, LLC	First Lien Delayed Draw Term Loan	11,000,000	11,000,000
GraphPAD Software, LLC	First Lien Revolving Loan	2,500,000	2,500,000
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	11,593,178	20,974,500
IG Investments Holdings LLC	First Lien Revolving Loan	3,666,908	2,528,901
Imagine Acquisitionco, LLC	First Lien Delayed Draw Term Loan	6,430,868	6,430,868
Imagine Acquisitionco, LLC	First Lien Revolving Loan	4,630,225	4,630,225
Maverick 1 LLC	Second Lien Delayed Draw Term Loan	—	1,000,000
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	4,428,000	21,060,000
MBO Partners, Inc.	First Lien Delayed Draw Term Loan	20,000,000	—
Ministry Brands Purchaser, LLC	First Lien Delayed Draw Term Loan	5,649,718	5,649,718
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	1,694,915	1,694,915
Mirra-Prime Access Holdings, LLC	First Lien Revolving Loan	685,000	2,740,000
More Cowbell I LLC	First Lien Delayed Draw Term Loan	—	15,000,000
Project K BuyerCo, Inc.	First Lien Revolving Loan	7,727,273	7,727,273
RSC Acquisition, Inc.	First Lien Delayed Draw Term Loan	33,000,000	—
Simplifi Holdings, Inc.	First Lien Revolving Loan	2,891,566	2,891,566
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	1,274,788	1,274,788
SpecialtyCare, Inc.	First Lien Revolving Loan	1,062,323	1,062,323
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	7,000,000	7,000,000
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	3,500,000	3,500,000
Syntax Systems Limited	First Lien Delayed Draw Term Loan	2,970,297	2,970,297
Syntax Systems Limited	First Lien Revolving Loan	525,941	668,515
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	26,413,462	1,169,692
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	1,336,816	307,500
Tamarack Intermediate LLC	First Lien Delayed Draw Term Loan	3,515,625	—
Tempus, LLC	First Lien Delayed Draw Term Loan	—	18,351,352
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	7,446,809	7,446,809
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	9,134,615	12,500,000
Total Par		$255,227,330	$231,355,264

We believe that we maintain sufficient liquidity in the form of cash, financing capacity and undrawn capital commitments from our investors to cover any outstanding unfunded portfolio company commitments we may be required to fund.

Investor Commitments

As of June 30, 2022, the Company has received capital commitments totaling $1,104 million, of which, $419 million remained available. As of December 31, 2021, the Company had received capital commitments totaling $1,073 million, of which, $553 million remained available.

Contractual Obligations

Our payment obligations for repayment of debt, which total our contractual obligations on June 30, 2022, include $200 million of financing under the Capital Call Facility maturing in less than one year and $750 million of financing under the Revolving Credit Facility maturing in three to five years, and $150 million of financing under the 2025 Notes maturing in one to three years.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Capital Call Facility	$5,000,000	$5,000,000	$—	$—	$—
Revolving Credit Facility	603,500,000	—	—	603,500,000	—
2025 Notes	150,000,000	—	150,000,000	—	—
Total Contractual Obligations	$758,500,000	$5,000,000	$150,000,000	$603,500,000	$—

Hedging

In connection with certain portfolio investments, the Company may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while the Company may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors may result in a poorer overall performance for the Company than if it had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions through the three months ended June 30, 2022.

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

Revenue Recognition

The Company records interest and dividend income on an accrual basis to the extent that the Company expects to collect such amounts. The Company does not accrue as a receivable interest on loans and debt securities for accounting purposes if the Company has reason to doubt the Company’s ability to collect such interest. OIDs, market discounts or premiums are accreted or amortized over the life of the respective security using the effective interest method as interest income. The Company records prepayment premiums on loans and debt securities as interest income.

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

As of June 30, 2022, 95.5% of our debt investments based on fair value were at floating rates. Our credit facilities, including our Capital Call Facility and Revolving Credit Facility, also bear interest at floating rates.

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2022, the following table shows the approximate annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors and assuming no changes in our investment portfolio and borrowing structure):

	Change in
Basis point change	Interest Income (1)	Interest Expense	Net Investment Income (Loss)
300	$42,204,938	$(19,605,000)	$22,599,938
200	28,118,721	(13,070,000)	15,048,721
100	14,032,505	(6,535,000)	7,497,505
(100)	(10,337,798)	6,007,982	(4,329,816)
(200)	(12,994,294)	6,152,982	(6,841,312)
(300)	(13,021,482)	6,152,982	(6,868,500)

(1)      Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts, subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments. We did not engage in interest rate hedging activities during the three months ended June 30, 2022.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022 (the end of the period covered by this report), our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 30, 2022, except as provided below.

Inflation Risks. If a portfolio company is unable to increase its revenue in times of higher inflation, its profitability would be adversely affected. Typically, as inflation rises, a portfolio company will earn more revenue but also will incur higher expenses; as inflation declines, a portfolio company might be unable to reduce expenses in line with any resulting reduction in revenue. A rise in real interest rates would likely result in higher financing costs for portfolio companies and could therefore result in a reduction in the amount of cash available for distribution to investors or the value of the portfolio company.

ESG Considerations. The Company’s business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. The Company risks damage to its brand and reputation if it fails to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in its investment processes. Adverse incidents with respect to ESG activities could impact the value of the Company’s brand, the cost of its operations and relationships with Shareholders and potential investors, all of which could adversely affect the Company’s business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect the Company’s business. The Company recognizes that a responsible approach to investing which takes into account ESG issues is an important element of its investment strategy. The Company is committed to considering material ESG issues relevant to its investment strategy in the course of its due diligence. In this regard, effective as of January 1, 2022, the Adviser has developed a Responsible Investment Policy and certain tools to assist the investment team in evaluating ESG risks on a pre-investment basis to determine the potential materiality of any downside risks. The Adviser’s ESG-related materiality considerations include, but are not limited to, environmental liabilities, physical impacts of climate change, data security and the protection of customer information, labor practices, diversity, equity and inclusion practices, and compliance with applicable laws and regulations. Where material ESG risks are identified during its initial due diligence with respect to a portfolio company, the Adviser will incorporate such risks into its investment analysis and decision-making process.

There is no guarantee that the Adviser will be able to successfully implement its ESG policy or to identify ESG risks and/or opportunities while achieving the Company’s investment objectives. In addition, applying ESG factors to investment decisions is qualitative and subjective by nature, and there is no guarantee that the criteria utilized by the Adviser, or any judgment exercised by the Adviser, will reflect the beliefs or values of any particular investor. There are also significant differences in interpretations of what positive ESG characteristics mean by region, industry, and topic. The Adviser’s interpretations and decisions are expected to differ from others’ views and could also evolve over time. In addition, in evaluating an investment, the Adviser expects to depend upon information and data provided by several sources, including the relevant target companies and/or various reporting sources which could be incomplete, inaccurate, or unavailable, and which could cause the Adviser to incorrectly assess a company’s ESG practices and/or related risks and opportunities. The Adviser does not intend independently to verify all ESG information reported by target companies or third parties. Further, considering ESG qualities when evaluating an investment could result in the selection or exclusion of certain investments based on the Adviser’s view of certain ESG-related and other factors and could cause the Company not to make an investment that it would have made or to make a management decision with respect to an investment differently than they would have made in the absence of the ESG policies, which could negatively impact the Company’s performance.

Further, ESG practices are evolving rapidly and there are different principles, frameworks, methodologies, and tracking tools being implemented by other asset managers, and the Adviser’s adoption and adherence to various such principles, frameworks, methodologies, and tools is expected to vary over time. There is also a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement, and disclosure of ESG factors. The Adviser’s ESG policies could become subject to additional regulation in the future, and Stone Point cannot guarantee that its current approach will meet future regulatory requirements.

Co-investment with Third Parties. The Company may co-invest in portfolio companies with third parties (including, in certain circumstances, investment funds, accounts and investment vehicles managed by the Adviser and certain of its affiliates) through partnerships, joint ventures or other arrangements. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that a third party co-venturer or partner may at any time have economic or business interests or goals that are inconsistent with those of the Company or may be in a position to take action contrary to the Company’s investment objectives. In addition, the Company may under certain circumstances be liable for actions of their third-party co-venturers or partners.

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without the prior approval of the directors who are not interested persons and, in some cases, the prior approval of the SEC. On June 14, 2022, the SEC granted the Company exemptive relief (the “Order”) that permits the Company to co-invest alongside other funds/vehicles managed by the Adviser or certain of its affiliates, or alongside the Adviser or certain of its affiliates in a principal capacity, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, The Order provides that, in connection with any co-investment transaction, the Company will receive its pro rata share of any transaction fees, based on its relative share of the amount invested or committed, as applicable, in the transaction. The Adviser’s investment allocation policy seeks to ensure equitable allocation of investment opportunities between the Company and other Credit Funds and certain affiliates of the Adviser. While an affiliated broker-dealer or other financial affiliate (“Financial Affiliate”) of the Adviser from time to time may be permitted, subject to the terms of the Order, to participate as principal in a co-investment transaction in which the Company also participates, in no event will the Financial Affiliate acquire any such investment at a price more favorable than that offered to the Company. As a result of the exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other Credit Funds that could avail themselves of the exemptive relief.

In situations when co-investment with other Credit Funds is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the Order, the Adviser and/or its affiliates will need to decide which client or clients will proceed with the investment.

Recent Developments

From July 1, 2022 through August 11, 2022, the Company has committed approximately $116 million of new and incremental investments. This includes transactions that have closed or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore the Company believes are likely to close. From July 1, 2022 through August 11, 2022, the Company exited approximately $74 million of investment commitments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

10.1	Note Purchase Agreement by and between the Company and the purchasers party thereto, dated May 19, 2022 (1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*         Filed herewith.

(1)      Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 25, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stone Point Credit Corporation

Date: August 12, 2022	By:	/s/ Scott Bronner
Name: Scott Bronner
Title: Principal Executive Officer

Date: August 12, 2022	By:	/s/ Gene Basov
Name: Gene Basov
Title: Principal Financial Officer