Form 10-Q
period 2022-09-30
Stone Point Credit Corp
filed 2022-11-10
CIK 1825384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2022

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

The issuer had 39,640,599 shares of Common Stock, $0.001 par value per share, outstanding as of November 10, 2022.

Stone Point Credit Corporation

Form 10-Q for the Quarter Ended September 30, 2022

Item 1.	Financial Statements

Stone Point Credit Corporation

Consolidated Statements of Assets and Liabilities

	September 30, 2022 (Unaudited)	December 31, 2021
Assets:
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $1,663,807,708 and $1,154,222,573, respectively)	$1,647,843,827	$1,158,985,986
Cash and cash equivalents	30,012,220	15,096,474
Interest receivable	15,585,073	8,504,961
Dividend receivable	264,500	—
Unsettled trades receivable	11,367,702	—
Paydown receivable	1,373,816	419,257
Deferred offering expenses	56,023	41,413
Prepaid expenses and other assets	22,724	27,299
Total assets	$1,706,525,885	$1,183,075,390

Liabilities:
Revolving credit facilities payable (net of deferred financing costs of $6,385,884 and $5,459,623, respectively) (Note 6)	$668,614,116	$629,540,377
2025 Notes payable (net of debt issuance costs of $2,499,087 and $0, respectively) (Note 6)	222,500,913	—
Unsettled trades payable	18,583,349	—
Base management fees payable (Note 3)	5,157,000	2,819,269
Organizational and offering expenses payable	—	41,057
Accounts payable and accrued expenses	2,477,986	2,289,807
Interest and financing fees payable	11,873,918	2,815,521
Total liabilities	$929,207,282	$637,506,031

Commitments and contingencies (Note 5)	$—	$—
Net Assets:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2022 and December 31, 2021	$—	$—
Common Stock, $0.001 par value, 250,000,000 shares authorized, 39,640,599 and 27,093,753 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	39,641	27,094
Paid in capital in excess of par	792,020,793	540,600,952
Distributable (accumulated) earnings (losses)	(14,741,831)	4,941,313
Total net assets	777,318,603	545,569,359
Total liabilities and net assets	$1,706,525,885	$1,183,075,390
Net asset value per share of Common Stock	$19.61	$20.14

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Operations

	Three Months Ended September 30, 2022 (Unaudited)	Nine Months Ended September 30, 2022 (Unaudited)	Three Months Ended September 30, 2021 (Unaudited)	Nine Months Ended September 30, 2021 (Unaudited)
Investment income:
Interest income from non-controlled/non-affiliated investments	$34,992,194	$83,447,374	$8,610,121	$14,872,750
Dividend income from non-controlled/non-affiliated investments	273,875	273,875	—	—
Interest income from cash and cash equivalents	402	1,057	626	1,261
Total interest and dividend income	35,266,471	83,722,306	8,610,747	14,874,011
Fee income	373,750	373,750	100,774	1,274,524
Total fee income	373,750	373,750	100,774	1,274,524
Total investment income	35,640,221	84,096,056	8,711,521	16,148,535

Operating expenses:
Base management fees (Note 3)	$5,157,000	$13,388,694	$1,432,214	$2,507,567
Interest and financing fees (Note 6)	12,005,058	24,407,919	1,789,764	3,006,021
Offering costs (Note 4)	33,518	77,876	97,111	290,250
Professional fees	1,500,943	3,801,409	590,756	1,719,616
Directors fees	91,875	275,625	91,875	270,625
Insurance expense	15,544	53,899	11,000	35,281
Total expenses	18,803,938	42,005,422	4,012,720	7,829,360
Net investment income (loss)	$16,836,283	42,090,634	$4,698,801	$8,319,175
Net realized gains (losses) and unrealized appreciation (depreciation) on investments:
Net realized gains (losses):
Non-controlled/non-affiliated investments	$657,874	$984,078	$213,125	$213,125
Total net realized gains (losses)	$657,874	$984,078	$213,125	$213,125
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$(14,617,098)	$(20,727,283)	$2,565,160	$5,475,527
Total net change in unrealized appreciation (depreciation)	$(14,617,098)	$(20,727,283)	$2,565,160	$5,475,527
Net increase (decrease) in net assets resulting from operations	$2,877,059	$22,347,429	$7,477,086	$14,007,827

Per share information - basic and diluted:
Net investment income (loss)	$0.49	$1.34	$0.36	$1.00
Net increase (decrease) in net assets resulting from operations	$0.08	$0.71	$0.57	$1.69
Weighted average shares outstanding	34,671,760	31,364,392	13,233,004	8,288,969

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Changes in Net Assets

	Three Months Ended September 30, 2022 (Unaudited)	Nine Months Ended September 30, 2022 (Unaudited)	Three Months Ended September 30, 2021 (Unaudited)	Nine Months Ended September 30, 2021 (Unaudited)
Increase in net assets resulting from operations:
Net investment income (loss)	$16,836,283	$42,090,634	$4,698,801	$8,319,175
Total net realized gains (losses)	657,874	984,078	213,125	213,125
Total net change in unrealized appreciation (depreciation)	(14,617,098)	(20,727,283)	2,565,160	5,475,527
Net increase (decrease) in net assets resulting from operations	2,877,059	22,347,429	7,477,086	14,007,827

Decrease in net assets resulting from stockholder distributions:
Shares distributed pursuant to dividend reinvestment plan	(2,767,536)	(6,532,388)	(625,000)	(625,000)
Distributions to stockholders	(14,828,054)	(35,498,185)	(7,660,284)	(7,660,284)
Net decrease in net assets resulting from stockholder distributions	(17,595,590)	(42,030,573)	(8,285,284)	(8,285,284)

Increase in net assets resulting from capital share transactions:
Issuance of shares of Common Stock pursuant to dividend reinvestment plan	2,767,536	6,532,388	625,000	625,000
Issuance of shares of Common Stock	99,900,000	244,900,000	75,000,000	304,999,000
Net increase in net assets resulting from capital share transactions	102,667,536	251,432,388	75,625,000	305,624,000

Total increase in net assets	87,949,005	231,749,244	74,816,802	311,346,543
Net assets, beginning of period	689,369,598	545,569,359	260,762,651	24,232,910
Net assets, end of period	$777,318,603	$777,318,603	$335,579,453	$335,579,453
Net asset value per share	$19.61	$19.61	$20.03	$20.03
Common Stock outstanding at the end of the period	39,640,599	39,640,599	16,752,911	16,752,911

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2022 (Unaudited)	Nine Months Ended September 30, 2021 (Unaudited)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$22,347,429	$14,007,827
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Total net change in unrealized (appreciation) depreciation	20,727,283	(5,475,527)
Total net realized (gains) losses	(984,078)	(213,125)
Amortization and accretion of premiums and discounts	(4,603,631)	(1,028,346)
Purchases of investments	(737,072,747)	(555,101,317)
Sales of investments	233,075,332	29,127,167
Changes in operating assets and liabilities:
Interest receivable	(7,080,112)	(4,973,934)
Dividend receivable	(264,500)	—
Unsettled trades receivable	(11,367,702)	—
Paydown receivable	(954,559)	(717,662)
Deferred offering expenses	(14,610)	264,298
Prepaid expenses and other assets	4,575	31,371
Base management fees payable	2,337,731	1,429,544
Organizational and offering expenses payable	(41,057)	(559,978)
Accounts payable and accrued expenses	188,179	1,762,845
Interest and financing fees payable	9,058,397	1,165,427
Unsettled trades payable	18,583,349	—
Net cash used in operating activities	(456,060,721)	(520,281,410)

Cash flows from financing activities:
Borrowings under revolving credit facility	811,000,000	455,500,000
Payments on revolving credit facilities	(771,000,000)	(210,000,000)
Deferred financing costs	(926,261)	(2,320,453)
Borrowings under 2025 Notes	225,000,000	—
Debt issuances costs	(2,499,087)	—
Distributions paid in cash	(35,498,185)	(8,285,284)
Proceeds from issuance of shares of Common Stock	244,900,000	305,624,000
Net cash provided by financing activities	470,976,467	540,518,263

Net increase (decrease) in cash and cash equivalents	14,915,746	20,236,853
Cash and cash equivalents, beginning of period	15,096,474	27,127,738
Cash and cash equivalents, end of period	$30,012,220	$47,364,591

Supplemental and Non-Cash Information
Cash paid during the period for interest	$13,376,932	$1,135,140
Reinvestment of distributions during the period	$6,532,388	$625,000

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of September 30, 2022 (Unaudited)

Portfolio Company 1 2 3	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount / Units	Cost [4]	Fair Value	Percentage of Net Assets [5]
Non-Controlled/Non-Affiliated Investments
Debt Investments – 209.8%
Capital Markets
Orion Advisor Solutions, Inc.	Second Lien Term Loan	LIBOR + 8.50%, 1.00% Floor [10]	11.31%	9/24/2028	16,500,000	$16,378,713	$16,276,325	2.1%
Project K BuyerCo, Inc.	First Lien Term Loan	LIBOR + 5.75%, 0.75% Floor [7]	8.87%	12/10/2027	76,693,182	75,330,265	76,693,182	9.9%
Project K BuyerCo, Inc.	First Lien Revolving Loan	LIBOR + 5.75%, 0.75% Floor [8]	8.87%	12/10/2027	—	(133,737)	—	0.0%
Project K BuyerCo, Inc.	Unsecured Note	N/A	8.00%	12/8/2028	12,500,000	11,613,948	11,238,138	1.4%
Resolute Investment Managers, Inc.	First Lien Revolving Loan	LIBOR + 4.25%, 1.00% Floor [10]	7.92%	4/30/2024	5,274,328	5,241,589	5,128,221	0.7%
Resolute Investment Managers, Inc.	Second Lien Term Loan	LIBOR + 8.00%, 1.00% Floor [10]	10.81%	4/30/2025	846,853	844,424	806,674	0.1%
Total Capital Markets						109,275,202	110,142,540	14.2%

Diversified Consumer Services
Harbor Purchaser Inc.	Second Lien Term Loan	SOFR + 8.50%, 1.00% Floor [13]	11.53%	4/8/2030	12,500,000	12,256,155	12,360,266	1.6%
Total Diversified Financial Services						12,256,155	12,360,266	1.6%

Diversified Financial Services
Advisor Group Holdings, Inc.[6]	First Lien Term Loan	LIBOR + 4.50%[7]	7.62%	7/31/2026	7,347,633	7,054,171	7,010,597	0.9%
Advisor Group Holdings, Inc.[6]	Unsecured Note	N/A	10.75%	8/1/2027	6,059,250	6,099,234	5,938,065	0.8%
Advisor Group Holdings, Inc.[6]	Unsecured Note	N/A	8.63%	9/30/2027	6,225,000	6,225,000	5,867,374	0.8%
Beacon Pointe Harmony, LLC	First Lien Term Loan	LIBOR + 5.25%, 0.75% Floor 8 10	8.37%	12/29/2028	28,855,000	28,327,277	28,075,990	3.6%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.25%, 0.75% Floor [8]	8.37%	12/29/2028	4,319,175	4,142,344	3,914,506	0.5%
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	LIBOR + 5.25%, 0.75% Floor [8]	8.37%	12/29/2027	—	(52,442)	(80,992)	0.0%
Edelman Financial Center[6]	Second Lien Term Loan	LIBOR + 6.75% [7]	9.87%	7/20/2026	13,066,497	12,012,501	11,629,182	1.5%
GC Two Intermediate Holdings, Inc. [6]	Unsecured Note	N/A	7.50%	4/1/2029	7,356,694	6,481,382	6,161,231	0.8%
Midcap Financial[6]	Unsecured Note	N/A	6.50%	5/1/2028	2,118,272	1,769,439	1,810,169	0.2%
Midcap Financial[6]	Unsecured Note	N/A	5.63%	1/15/2030	5,147,168	4,025,995	3,948,736	0.5%
Millennium Trust Co., LLC[6]	First Lien Term Loan	SOFR + 5.00%, 1.00% Floor [13]	8.13%	3/27/2026	3,979,381	3,860,424	3,790,719	0.5%
More Cowbell I LLC	First Lien Term Loan	LIBOR + 6.25%, 1.00% Floor [9]	7.79%	4/10/2028	14,812,500	14,386,469	14,812,500	1.9%
More Cowbell I LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.25%, 1.00% Floor [9]	8.08%	4/10/2028	14,925,000	14,386,238	14,925,000	1.9%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR + 6.00%, 1.00% Floor [13]	9.41%	10/4/2027	22,245,455	22,037,370	22,245,455	2.9%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR + 6.00%[13]	7.67%	10/4/2027	2,486,250	2,449,300	2,486,250	0.3%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR + 6.00%[13]	7.67%	10/4/2027	2,490,413	2,412,206	2,490,413	0.3%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR + 6.00%8 13	9.85%	10/4/2027	2,065,143	2,059,996	2,065,143	0.3%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	LIBOR + 6.00%, 1.00% Floor 8 10	6.00%	10/4/2027	—	(1,346)	—	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	SOFR + 6.00%[8]	6.00%	5/2/2024	—	—	—	0.0%
Total Diversified Financial Services						137,675,558	137,090,338	17.6%

Portfolio Company 1 2 3	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount / Units	Cost [4]	Fair Value	Percentage of Net Assets [5]
Health Care Providers & Services
CORA Health Holdings Corp.	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	8.79%	6/15/2027	14,202,225	14,023,154	13,286,558	1.7%
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor [8]	8.79%	6/15/2027	240,591	206,351	(121,558)	0.0%
Giving Home Health Care	Second Lien Term Loan	N/A	12.50%	2/18/2028	4,500,000	4,411,092	4,409,971	0.6%
Keystone Acquisition Corp.	First Lien Term Loan	LIBOR + 5.75%, 0.75% Floor [10]	9.38%	1/26/2029	16,417,500	16,264,908	16,340,857	2.1%
MB2 Dental Solutions, LLC	First Lien Term Loan	SOFR + 6.00%, 1.00% Floor [13]	9.70%	1/29/2027	10,867,311	10,675,992	10,717,809	1.4%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR + 6.00%, 1.00% Floor [13]	9.70%	1/29/2027	2,152,233	2,135,403	2,122,623	0.3%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR + 6.00%, 1.00% Floor [13]	9.70%	1/29/2027	1,766,118	1,752,306	1,741,819	0.2%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR + 6.00%, 1.00% Floor [13]	9.70%	1/29/2027	26,834,490	26,388,864	26,465,326	3.4%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR + 6.00%, 1.00% Floor [8]	9.70%	1/29/2027	—	(47,696)	(68,785)	0.0%
Mirra-PrimeAccess Holdings, LLC	First Lien Term Loan	LIBOR + 6.50%, 1.00% Floor [7]	9.62%	7/29/2026	24,750,000	24,352,478	24,181,382	3.1%
Mirra-PrimeAccess Holdings, LLC	First Lien Revolving Loan	LIBOR + 6.50%, 1.00% Floor 8 10	9.62%	7/29/2026	2,055,000	1,994,948	1,992,050	0.3%
MPH Acquisition Holdings LLC [6]	First Lien Term Loan	LIBOR + 4.25%, 0.50% Floor [10]	7.32%	9/1/2028	551,940	513,304	511,667	0.1%
SpecialtyCare, Inc.	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	8.03%	6/19/2028	13,622,273	13,276,522	12,979,798	1.7%
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor 8 10	8.23%	6/19/2028	106,232	88,907	46,109	0.0%
SpecialtyCare, Inc.	First Lien Revolving Loan	LIBOR + 4.00% [8]	4.00%	6/18/2026	-	(23,758)	(50,103)	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Term Loan	LIBOR + 5.75%, 0.75% Floor [10]	9.42%	1/2/2029	24,377,500	24,045,276	23,561,794	3.0%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 0.75% Floor 8 10	9.42%	1/2/2029	698,250	660,202	464,079	0.1%
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	ABR + 4.75%, 1.75% Floor [8]	11.00%	12/29/2026	140,000	95,407	22,885	0.0%
Trinity Partners Holdings LLC	First Lien Term Loan	SOFR + 5.75%, 1.00% Floor [13]	8.88%	12/21/2028	27,415,426	26,937,869	27,084,064	3.5%
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	SOFR + 5.75%, 1.00% Floor [8]	8.88%	12/21/2028	—	(62,886)	(90,007)	0.0%
TST Intermediate Holdings, LLC	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [9]	8.63%	11/27/2026	12,387,116	12,228,803	12,081,958	1.6%
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor [8]	8.50%	11/27/2026	3,352,885	3,339,955	3,045,254	0.4%
Total Health Care Providers & Services						183,257,401	180,725,550	23.2%

Health Care Technology
Ellkay, LLC	First Lien Term Loan	LIBOR + 6.25%, 1.00% Floor [10]	9.52%	9/14/2027	28,600,000	28,112,909	27,941,681	3.6%
Ellkay, LLC	First Lien Revolving Loan	LIBOR + 6.25%, 1.00% Floor [8]	9.52%	9/14/2027	—	(59,630)	(83,121)	0.0%
FINThrive Software Intermediate Holdings, Inc.	Second Lien Term Loan	LIBOR + 6.75%, 0.50% Floor [7]	9.87%	12/17/2029	21,518,900	21,068,839	19,071,125	2.5%
GraphPAD Software, LLC	First Lien Term Loan	LIBOR + 5.50%, 1.00% Floor [12]	6.50%	4/27/2027	4,141,935	4,107,366	4,098,462	0.5%
GraphPAD Software, LLC	First Lien Term Loan	LIBOR + 5.50%, 1.00% Floor [12]	6.50%	4/1/2027	19,850,000	19,678,306	19,641,658	2.5%
GraphPAD Software, LLC	First Lien Term Loan	LIBOR + 5.50%, 1.00% Floor [10]	8.31%	4/27/2027	17,281,250	17,147,198	17,099,869	2.2%
GraphPAD Software, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.50%, 1.00% Floor [8]	8.31%	4/1/2027	—	(93,956)	(115,454)	0.0%
GraphPAD Software, LLC	First Lien Revolving Loan	LIBOR + 5.50%, 1.00% Floor [8]	8.31%	4/27/2027	—	(19,096)	(26,240)	0.0%
Imagine Acquisitionco, LLC	First Lien Term Loan	LIBOR + 5.50%, 1.00% Floor [10]	8.42%	11/16/2027	28,721,865	28,351,564	27,838,671	3.6%
Imagine Acquisitionco, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.50%, 1.00% Floor [8]	8.42%	11/16/2027	—	(27,530)	(197,748)	0.0%

Portfolio Company 1 2 3	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount / Units	Cost [4]	Fair Value	Percentage of Net Assets [5]
Imagine Acquisitionco, LLC	First Lien Revolving Loan	LIBOR + 5.50%, 1.00% Floor [8]	8.42%	11/16/2027	—	(59,341)	(142,379)	0.0%

Total Health Care Technology						118,206,629	115,126,524	14.8%

Insurance
AmeriLife Group LLC	First Lien Term Loan	SOFR + 5.75%, 1.00% Floor [13]	8.65%	8/31/2029	42,181,818	41,347,692	41,338,182	5.3%
AmeriLife Group LLC	First Lien Delayed Draw Term Loan	SOFR + 5.75%, 1.00% Floor [8]	8.65%	8/30/2029	—	(104,153)	(210,909)	0.0%
AmeriLife Group LLC	First Lien Revolving Loan	SOFR + 5.75%, 1.00% Floor [8]	8.65%	8/31/2028	—	(103,963)	(105,455)	0.0%
Assured Partners, Inc. [6]	First Lien Term Loan	SOFR + 3.50%, 0.50% Floor [13]	6.53%	2/12/2027	2,380,053	2,251,083	2,262,631	0.3%
Assured Partners, Inc. [6]	Unsecured Note	N/A	5.63%	1/15/2029	5,648,118	4,528,598	4,370,231	0.6%
Broadstreet Partners[6]	Unsecured Note	N/A	5.88%	4/15/2029	3,739,500	2,988,500	2,951,801	0.4%
Captive Resources Midco, LLC	First Lien Term Loan	SOFR + 5.50%, 0.75% Floor [13]	8.53%	6/29/2029	29,700,000	29,117,445	29,106,000	3.7%
Captive Resources Midco, LLC	First Lien Revolving Loan	SOFR + 5.50%, 0.75% Floor [8]	8.53%	7/1/2028	—	(42,208)	(44,055)	0.0%
Euclid Transactional, LLC	First Lien Term Loan	LIBOR + 6.80%, 0.75% Floor [10]	10.47%	10/2/2028	80,000,000	78,441,700	80,800,000	10.4%
Galway Borrower, LLC	First Lien Term Loan	LIBOR + 5.25%, 0.75% Floor [10]	8.92%	9/29/2028	59,483,470	58,848,128	58,870,600	7.6%
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.25%, 0.75% Floor 8 10	8.92%	9/29/2028	2,473,833	2,386,077	2,415,092	0.3%
Galway Borrower, LLC	First Lien Revolving Loan	LIBOR + 5.25%, 0.75% Floor [8]	5.25%	9/30/2027	—	(44,024)	(42,226)	0.0%
Harrington Reinsurance Holdings Limited	Unsecured Note	N/A	7.25%	6/29/2031	20,000,000	19,635,643	19,641,198	2.5%
NFP Corp. [6]	Unsecured Note	N/A	6.88%	8/15/2028	27,747,125	22,940,578	21,642,758	2.8%
NFP Corp. [6]	Unsecured Note	N/A	7.50%	10/1/2030	2,075,000	2,075,000	1,966,063	0.3%
RSC Acquisition Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.50%, 0.75% Floor 8 13	8.55%	11/1/2026	6,391,579	6,139,907	6,117,701	0.7%
Total Insurance						270,406,003	271,079,612	34.9%

IT Services
Auctane Holdings, LLC	First Lien Term Loan	LIBOR + 5.75%, 0.75% Floor [7]	8.38%	10/5/2028	39,800,000	39,090,659	39,369,772	5.1%
Auctane Holdings, LLC	First Lien Term Loan	LIBOR + 5.75%, 0.75% Floor [7]	8.38%	10/5/2028	13,059,375	12,825,614	12,918,206	1.7%
Bottomline Technologies, Inc.	First Lien Term Loan	SOFR + 5.50%, 1.00% Floor [13]	8.35%	5/14/2029	88,384,615	86,677,028	86,754,102	11.2%
Bottomline Technologies, Inc.	First Lien Revolving Loan	SOFR + 5.50%, 1.00% Floor [8]	8.35%	5/15/2028	—	(137,832)	(135,876)	0.0%
Dcert Buyer, Inc.	Second Lien Term Loan	SOFR + 7.00% [13]	9.90%	2/19/2029	10,000,000	9,981,707	9,616,005	1.2%
Ensono, Inc.	Second Lien Term Loan	LIBOR + 8.00% [7]	11.12%	5/28/2029	11,250,000	11,149,520	10,133,116	1.3%
Helpsystems Holdings, Inc.	Second Lien Term Loan	SOFR + 6.75%, 1.00% Floor [13]	9.88%	11/19/2027	10,000,000	10,000,000	9,164,752	1.2%
Ministry Brands Purchaser, LLC	First Lien Term Loan	LIBOR + 5.50%, 0.75% Floor [10]	9.17%	12/28/2028	17,567,090	17,405,972	17,016,635	2.2%
Ministry Brands Purchaser, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.50%, 0.75% Floor [8]	9.17%	12/28/2028	—	(25,347)	(177,031)	0.0%
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	LIBOR + 5.50%, 0.75% Floor [8]	9.17%	12/24/2027	—	(14,829)	(53,109)	0.0%
Vision Solutions, Inc.	Second Lien Term Loan	LIBOR + 7.25%, 0.75% Floor [10]	10.03%	4/23/2029	30,000,000	29,746,936	25,672,204	3.3%
Watchguard Technologies, Inc. [6]	First Lien Term Loan	SOFR + 5.25%, 0.75% Floor [13]	8.28%	7/5/2029	5,250,000	4,913,659	4,899,983	0.6%
WWEX Uni Topco Holdings, LLC	Second Lien Term Loan	LIBOR + 7.00%, 0.75% Floor [10]	10.67%	7/26/2029	20,000,000	19,416,734	18,174,669	2.3%
Total IT Services						241,029,821	233,353,428	30.0%

Portfolio Company 1 2 3	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount / Units	Cost [4]	Fair Value	Percentage of Net Assets [5]
Professional Services
Accordion Partners LLC	First Lien Term Loan	SOFR + 6.25%, 0.75% Floor [13]	9.80%	8/29/2029	23,289,456	22,768,722	22,765,443	2.9%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR + 6.25%, 0.75% Floor [8]	9.80%	8/29/2029	—	(50,906)	(102,972)	0.0%
Accordion Partners LLC	First Lien Revolving Loan	SOFR + 6.25%, 0.75% Floor [8]	9.80%	8/31/2028	—	(45,118)	(45,765)	0.0%
Explorer Investor, Inc.	First Lien Term Loan	SOFR + 6.00%, 0.50% Floor [13]	9.03%	6/28/2029	23,882,006	22,466,212	22,449,085	2.9%
Explorer Investor, Inc.	First Lien Delayed Draw Term Loan	SOFR + 6.00%, 0.50% Floor [8]	9.03%	6/28/2029	—	(299,115)	(303,488)	0.0%
IG Investments Holdings	First Lien Term Loan	LIBOR + 6.00%, 0.75% Floor [10]	9.67%	9/22/2028	64,292,775	63,161,788	63,265,684	8.1%
IG Investments Holdings	First Lien Term Loan	LIBOR + 6.00%, 0.75% Floor [10]	9.67%	9/22/2028	4,962,406	4,917,532	4,883,131	0.6%
IG Investments Holdings	First Lien Revolving Loan	LIBOR + 6.00%, 0.75% Floor [8]	9.67%	9/22/2027	—	(83,812)	(80,799)	0.0%
Geosyntec Consultants, Inc.	First Lien Term Loan	SOFR + 5.25%, 1.00% Floor [13]	8.28%	5/18/2029	10,467,765	10,290,630	10,298,163	1.3%
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.25%, 1.00% Floor [8]	8.28%	5/18/2029	—	(36,618)	(71,242)	0.0%
Geosyntec Consultants, Inc.	First Lien Revolving Loan	SOFR + 5.25%, 1.00% Floor [8]	8.28%	5/18/2027	—	(26,660)	(26,070)	0.0%
Heights Buyer LLC	First Lien Term Loan	SOFR + 5.75%, 1.00% Floor [13]	8.69%	8/25/2028	15,961,538	15,487,097	15,482,692	2.0%
Heights Buyer LLC	First Lien Delayed Draw Term Loan	SOFR + 5.75%, 1.00% Floor [8]	8.69%	8/25/2028	—	(50,448)	(76,615)	0.0%
Heights Buyer LLC	First Lien Revolving Loan	SOFR + 5.75%, 1.00% Floor 8 13	8.69%	8/25/2028	159,615	93,467	92,577	0.0%
MBO Partner, Inc.	First Lien Term Loan	SOFR + 7.75%, 1.00% Floor [13]	11.45%	5/23/2028	44,775,000	43,470,973	43,527,149	5.6%
MBO Partner, Inc.	First Lien Delayed Draw Term Loan	SOFR + 7.75%, 1.00% Floor 8 13	11.45%	5/23/2028	10,064,113	9,632,057	9,507,428	1.2%
People 2.0, Inc.	First Lien Term Loan	SOFR + 7.50%, 1.00% Floor [13]	10.53%	7/12/2028	45,500,000	44,606,796	44,590,000	5.7%
Vaco Holdings	First Lien Term Loan	SOFR + 5.00%, 0.75% Floor [13]	8.70%	1/19/2029	5,774,326	5,601,389	5,616,667	0.7%
Total Professional Services						241,903,986	241,771,068	31.1%

Real Estate Management & Development
2-10 Holdco, Inc.	First Lien Term Loan	SOFR + 6.00%, 1.00% Floor [13]	9.13%	3/26/2026	49,250,000	48,635,606	49,399,093	6.4%
2-10 Holdco, Inc.	First Lien Revolving Loan	SOFR + 6.00%, 1.00% Floor [8]	9.13%	3/26/2026	—	(32,673)	—	0.0%
Total Real Estate Management & Development						48,602,933	49,399,093	6.4%

Software
Anaplan, Inc.	First Lien Term Loan	SOFR + 6.50%, 1.00% Floor [13]	9.53%	6/21/2029	20,672,334	20,266,592	20,263,985	2.6%
Anaplan, Inc.	First Lien Revolving Loan	SOFR + 6.50%, 1.00% Floor [8]	9.53%	6/21/2028	—	(29,481)	(30,539)	0.0%
AxiomSL Group, Inc.	First Lien Term Loan	LIBOR + 6.00%, 1.00% Floor [7]	9.12%	12/3/2027	34,804,474	34,210,573	34,026,690	4.4%
AxiomSL Group, Inc.	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor [8]	9.12%	12/3/2027	—	(18,613)	(50,815)	0.0%
AxiomSL Group, Inc.	First Lien Revolving Loan	LIBOR + 6.00%, 1.00% Floor [8]	9.12%	12/3/2025	—	(36,035)	(55,446)	0.0%

Portfolio Company 1 2 3	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount / Units	Cost [4]	Fair Value	Percentage of Net Assets [5]
Diligent Corporation	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [9]	8.63%	8/4/2025	29,550,000	29,347,055	28,628,559	3.7%
Diligent Corporation	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [9]	8.63%	8/4/2025	9,850,000	9,780,502	9,542,853	1.2%
Diligent Corporation	First Lien Revolving Loan	LIBOR + 6.25%, 1.00% Floor 8 9	8.63%	8/4/2025	2,500,000	2,467,131	2,344,088	0.3%
GovDelivery Holdings, LLC	First Lien Term Loan	LIBOR + 6.50%, 1.00% Floor [9]	10.67%	1/29/2027	27,241,366	26,716,676	26,596,249	3.4%
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor 8 9	10.67%	1/29/2027	20,381,980	19,944,301	18,998,640	2.4%
GovDelivery Holdings, LLC	First Lien Revolving Loan	LIBOR + 6.50%, 1.00% Floor [8]	10.67%	1/29/2027	—	(26,127)	(57,163)	0.0%
GS Acquisitionco, Inc.	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [9]	9.92%	5/22/2026	35,701,539	35,599,941	34,492,590	4.4%
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor [8]	9.92%	5/22/2026	—	(30,654)	(304,763)	0.0%
Ion Trading Technologies [6]	Unsecured Note	N/A	5.75%	5/15/2028	1,875,000	1,528,125	1,525,781	0.2%
Mandolin Technology Intermediate Holdings, Inc.	Second Lien Term Loan	LIBOR + 6.50%, 0.50% Floor [10]	9.31%	7/30/2029	17,500,000	17,336,702	16,618,002	2.1%
Maverick 1 LLC	Second Lien Term Loan	LIBOR + 6.75%, 0.75% Floor [10]	9.56%	5/18/2029	9,000,000	8,960,479	8,909,263	1.1%
McAfee Enterprise [6]	First Lien Term Loan	LIBOR + 4.75%, 0.75% Floor [7]	7.87%	7/27/2028	3,193,970	2,961,255	2,893,737	0.4%
McAfee Enterprise [6]	First Lien Term Loan	SOFR + 3.75%, 0.50% Floor [13]	6.36%	3/1/2029	1,094,611	1,034,499	1,001,372	0.1%
RealPage, Inc [6]	Second Lien Term Loan	LIBOR + 6.50%, 0.75% Floor [7]	9.62%	4/23/2029	5,628,559	5,515,988	5,480,837	0.7%
Simplifi Holdings, Inc.	First Lien Term Loan	LIBOR + 5.50%, 0.75% Floor [10]	7.79%	10/1/2027	26,905,121	26,441,494	26,690,107	3.4%
Simplifi Holdings, Inc.	First Lien Revolving Loan	LIBOR + 5.50%, 0.75% Floor [8]	7.79%	10/1/2026	—	(46,271)	(23,108)	0.0%
Spirit RR Holdings, Inc.	First Lien Term Loan	SOFR + 6.50%, 1.00% Floor [13]	9.38%	9/13/2028	14,002,261	13,585,644	13,582,193	1.7%
Spirit RR Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR + 6.50%, 1.00% Floor [8]	9.38%	9/13/2024	—	(45,144)	(91,015)	0.0%
Spirit RR Holdings, Inc.	First Lien Revolving Loan	SOFR + 6.50%, 1.00% Floor [8]	9.38%	9/13/2028	—	(41,662)	(42,007)	0.0%
Syntax Systems Limited	First Lien Term Loan	LIBOR + 5.50%, 0.75% Floor [7]	8.62%	10/29/2028	10,733,168	10,636,750	10,444,336	1.3%
Syntax Systems Limited	First Lien Delayed Draw Term Loan	LIBOR + 5.50%, 0.75% Floor [8]	8.62%	10/15/2028	—	(25,899)	(79,932)	0.0%
Syntax Systems Limited	First Lien Revolving Loan	LIBOR + 5.50%, 0.75% Floor 8 10	8.62%	10/29/2026	792,079	781,763	760,107	0.1%
Tamarack Intermediate LLC	First Lien Revolving Loan	SOFR + 5.75%, 0.75% Floor [13]	9.23%	3/13/2028	21,430,664	21,030,010	21,043,845	2.7%
Tamarack Intermediate LLC	First Lien Delayed Draw Term Loan	SOFR + 5.75%, 0.75% Floor [8]	9.23%	3/13/2028	—	(63,775)	(63,456)	0.0%
Total Software						287,781,819	283,044,990	36.4%

Portfolio Company 1 2 3	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount / Units	Cost [4]	Fair Value	Percentage of Net Assets [5]
Equity and Warrants—1.8%
Capital Markets
GT Polaris Holdings, Inc.	Equity	N/A	12.50%	N/A	8,280,000	7,873,306	8,122,760	1.0%
Total Capital Markets						7,873,306	8,122,760	1.0%

Health Care Technology
Imagine Acquisitionco, LLC	Equity	N/A	N/A	N/A	2,000,000	2,000,000	2,088,797	0.3%
Imagine Acquisitionco, LLC	Equity	N/A	N/A	N/A	2,000,000	—	—	0.0%
Total Health Care Tehnology						2,000,000	2,088,797	0.3%

Software
Spirit RR Holdings, Inc.	Equity	N/A	N/A	N/A	3,489,523	3,538,866	3,538,861	0.5%
Total Software						3,538,866	3,538,861	0.5%

Warrants – 0.0%
Health Care Providers & Services
Giving Home Health Care	Warrants	N/A	N/A	N/A	2,917	29	—	0.0%
Total Health Care Providers & Services						29	—	0.0%

Total Non-Controlled/Non-Affiliated Investments						$1,663,807,708	$1,647,843,827	212.0%

(1)	All of the Company's investments are domiciled in the United States except for Harrington Reinsurance Holdings Limited and Syntax Systems Limited, which are domiciled in Bermuda and Canada, respectively.
(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940 except for Harrington Reinsurance Holdings Limited and Syntax Systems Limited.
(4)	Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	Percentage is based on net assets of $777,318,603 as of September 30, 2022.
(6)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(7)	The interest rate on this security is subject to a base rate plus 1 Month "1M" London Inter-Bank Offered Rate (“LIBOR”), which at September 30, 2022 was 3.14%.
(8)	This investment has an unfunded commitment as of September 30, 2022. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(9)	The interest rate on this security is subject to a base rate plus 6 Month "6M" LIBOR, which at September 30, 2022 was 4.23%.
(10)	The interest rate on this security is subject to a base rate plus 3 Month "3M" LIBOR, which at September 30, 2022 was 3.75%.
(11)	The interest rate on this security is subject to the Alternate Base Rate, which at September 30, 2022 was 6.25%.
(12)	The interest rate on this security is subject to a base rate plus 12 Month "12M" LIBOR, which at September 30, 2022 was 4.78%.
(13)	The interest rate on this security is subject to the Secured Overnight Financing Rate (“SOFR”), which at September 30, 2022 was 2.98%.

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

September 30, 2022

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

Interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all information and notes required by U.S. GAAP for annual financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2022.

The accompanying consolidated financial statements are prepared in accordance with U.S. GAAP and include the accounts of the Company and the SPV. All intercompany balances and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Stone Point Credit Corporation and the consolidated SPV. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. The Company’s fiscal year ends on December 31. The functional currency of the Company is U.S. dollars.

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

Organizational and Offering Expenses

Organizational expenses are costs associated with the organization of the Company and are expensed as incurred. Offering expenses are costs associated with the offering of shares of common stock (“Common Stock”) of the Company and are capitalized as deferred offering expenses in the Consolidated Statement of Assets and Liabilities. Deferred offering expenses are amortized over a twelve-month period from incurrence.

Income Taxes

The Company has elected to be treated, and intends to qualify annually, as a RIC under the Code. So long as the Company maintains its tax treatment as a RIC, it generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to stockholders as dividends. To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

The Company evaluates tax positions taken or expected to be taken while preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted later based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions from inception through September 30, 2022. The Company’s federal and state tax returns for the prior two fiscal years remain open, subject to examination by the Internal Revenue Service.

Distributions

Distributions to common stockholders are recorded as of the record date. The amount to be paid out as a distribution is determined by the Board.

Dividend Reinvestment Plan

The Company has adopted an “opt out” dividend reinvestment plan (“DRIP”), under which a Stockholder’s distributions would automatically be reinvested under the DRIP in additional whole and fractional Shares, unless the Stockholder “opts out” of the DRIP, thereby electing to receive cash dividends.

The Company uses newly issued shares of Common Stock to implement the DRIP. Shares of Common Stock are issued at a price per share equal to the most recent net asset value per share determined by the Board.

Stockholders who receive distributions in the form of additional shares of Common Stock generally will be subject to the same U.S. federal, state and local tax consequences as Stockholders who elect not to reinvest distributions. Participation in the DRIP will not in any way reduce the amount of a Stockholder’s Capital Commitment.

Valuation of Portfolio Securities

In accordance with Rule 2a-5 under the 1940 Act, effective September 8, 2022, the Board has designated the Adviser as the Company’s “Valuation Designee”. The Adviser, with the assistance of the Valuation Committee, subject to oversight by the Board, is responsible for determining the fair value of the Company’s investments in accordance with valuation policies and procedures approved by the Board (“Valuation Policy”) in instances where there is no readily available market value. Investments for which market quotations are readily available may be priced by independent pricing services. From time to time, the Company retains an external, independent valuation firm to provide data and valuation analyses on the Company’s portfolio companies.

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

The determination of fair value, and thus the amount of unrealized appreciation or depreciation the Company may recognize in any reporting period, is to a degree subjective, and the Adviser has a conflict of interest in making recommendations of fair value. The types of factors that may be considered in determining the fair values of the Company’s investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates, precedent transactions and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with the Valuation Policy may differ materially from the values that would have been used if an active market and market quotations existed for such investments. The Company’s net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that the Company ultimately realizes upon the disposal of such investments.

Company Common Stock Share Valuation

In accordance with U.S. GAAP, the net asset value per share of the outstanding shares of Common Stock is determined at least quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. During the three and nine months ended September 30, 2022, the Company recorded $657,874 and $984,078 of realized gains, respectively. During the three and nine months ended September 30, 2021, the Company recorded $213,125, and $213,125 of realized gains, respectively. During the three and nine months ended September 30, 2022, the Company recorded $14,617,098 and $20,727,283 of unrealized depreciation, respectively. During the three and nine months ended September 30 2021, the Company recorded $2,565,160 and $5,475,527 of unrealized appreciation, respectively.

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

ASC Topic 606 does not apply to revenue associated with financial instruments and interest and dividend income.

Interest income and dividend income are recorded on the accrual basis and includes amortization of premiums or accretion of discounts. Discounts and premiums to par value on securities purchased are accreted and amortized, respectively, into interest income over the contractual life of the respective security using the effective interest method. The amortized cost of investments represents the original cost adjusted for the amortization of premiums or accretion of discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. Loan origination fees, original issue discount and market discounts are capitalized and the amounts are amortized into income using the effective interest method.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2022 and December 31, 2021, no investments were on non-accrual status.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. During the three and nine months ended September 30, 2022, the Company earned dividend income of $273,875 and $273,875, respectively, that were included in the Consolidated Statements of Operations as dividend income.During the three and nine months ended September 30, 2021, the Company did not earn any dividend income.

Fee Income

The Company, or its affiliates, may receive fees for capital structuring services. These fees are generally non-recurring and are recognized as fee income by the Company on the investment closing date. The following table presents revenues from contracts with customers disaggregated by fee type:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Fee Income	$373,750	$373,750	$100,774	$1,274,524
Total revenue from contracts with customers	$373,750	$373,750	$100,774	$1,274,524

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference the London Inter-Bank Offer Rate or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities through December 31, 2022. The Company is evaluating the potential impact that the adoption of this guidance will have on the Company’s consolidated financial statements.

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

Base Management Fee

The Company pays to the Adviser an asset-based fee (the “Management Fee”) for management services in an amount equal to an annual rate of 1.30% of the average value of the Company’s gross assets (excluding cash and cash equivalents) for the most recently completed calendar quarter payable quarterly in arrears. The Management Fee for any partial quarter is appropriately prorated based on the actual number of days elapsed during such partial quarter as a fraction of the number of days in the relevant calendar year. For the three and nine months ended September 30, 2022, the Company incurred management fees of $5,157,000 and $13,388,694, respectively. For the three and nine months ended September 30, 2021, the Company incurred management fees of $1,432,214 and $2,507,567, respectively. As of September 30, 2022 and December 31, 2021, the Company recorded base management fees payable of $5,157,000 and $2,819,269, respectively.

Incentive Fee

Beginning on the fourth anniversary of the date on which stockholders are required to fund their initial drawdown (the “Incentive Commencement Date”), the Company will pay the Adviser an incentive fee (“Incentive Fee”) as set forth below. The Incentive Fee will consist of two parts. The first part (the “Investment Income Incentive Fee”) will be calculated and payable following the Incentive Commencement Date on a quarterly basis, in arrears, and will equal 15% of “pre-incentive fee net investment income” for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.75% (i.e., 7% annualized) measured on a quarterly basis. For purposes of computing the initial installment of the Investment Income Incentive Fee, if the Incentive Commencement Date does not fall on the first day of a calendar quarter, then the initial payment of the Investment Income Incentive Fee shall be payable for the period that commences on the Incentive Commencement Date through the last day of the first complete calendar quarter immediately following the Incentive Commencement Date and, thereafter, at the end of each subsequent calendar quarter as described above. The second part (the “Capital Gains Incentive Fee”) will be an annual fee that will also commence with the period beginning on the Incentive Commencement Date and will be determined and payable following the Incentive Commencement Date, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 15% of realized capital gains, if any, determined on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees. For the three and nine months ended September 30, 2022 and 2021, the Company did not incur any performance-based incentive fees.

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

For the three and nine months ended September 30, 2022, the Company incurred $333,000, and $694,618 of administrative overhead expenses that were included in the Consolidated Statements of Operations as professional fees, respectively. For the three and nine months ended September 30, 2021, the Company incurred $116,548 and $349,643 of administrative overhead expenses, respectively. As of September 30, 2022 and December 31, 2021, $333,000 and $147,102, respectively, of administrative overhead expenses remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses. For the three and nine months ended September 30, 2022 and 2021, the Administrator has elected to waive additional charges that would have otherwise been eligible for reimbursement under the terms of the Administration Agreement which are not subject to recoupment.

Sub-Administration and Custodian Fees

On January 22, 2021, the Adviser entered into a sub-administration agreement with U.S. Bank Global Fund Services (the “Sub-Administrator”) under which the Sub-Administrator provides various accounting and other administrative services with respect to the Company. The Company pays the Sub-Administrator fees for services the Administrator determines are commercially reasonable in its sole discretion. The Company also reimburses the Sub-Administrator for all reasonable expenses. To the extent that the Sub-Administrator outsources any of its functions, the Sub-Administrator pays any compensation associated with such functions. The Sub-Administrator also serves as the Company’s custodian (the “Custodian”).

For the three and nine months ended September 30, 2022, the Company incurred expenses for services provided by the Sub-Administrator and the Custodian of $237,976 and $757,281 on the Consolidated Statements of Operations as professional fees, respectively. For the three and nine months ended September 30, 2021, the Company incurred expenses for services provided by the Sub-Administrator and the Custodian of $108,145 and $243,424, respectively. As of September 30, 2022 and December 31, 2021, $782,048 and $114,705, respectively, remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

Transfer Agent Fees

On December 1, 2020, the Company entered into a transfer agent servicing agreement with U.S. Bank Global Fund Services (the “Transfer Agent”). For the three and nine months ended September 30, 2022, the Company incurred expenses for services provided by the Transfer Agent of $20,000 and $62,890 on the Consolidated Statements of Operations as professional fees, respectively. For the three and nine months ended September 30, 2021, the Company incurred expenses for services provided by the Transfer Agent of $12,500 and $41,665, respectively. As of September 30, 2022 and December 31, 2021, $52,695 and $15,834, respectively, remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

Affiliated Broker-Dealer

The Adviser is an affiliate of SPC Capital Markets LLC, a Delaware limited liability company (the “Affiliated Broker-Dealer”), which is registered as a broker-dealer with the SEC and a member of the Financial Industry Regulatory Authority and the Securities Investor Protection Corporation. The Affiliated Broker-Dealer is authorized to engage in the following activities: (i) acting as broker or dealer selling corporate debt securities, (ii) acting as firm commitment underwriter, (iii) acting as real estate syndicator, (iv) investment advisory services (incidental to its role as broker-dealer), including acting as financial advisor to issuers of securities, and participants in mergers, acquisitions, sales, and dispositions of companies, and (v) private placements of securities. The Company paid the Affiliated Broker-Dealer a fee of $1,125,000 for services provided by the Affiliated Broker-Dealer in connection with the closing of the 2025 Notes (as defined herein). The Affiliated Broker Dealer may receive fees from other investors and portfolio companies in which the Company invests but will not collect fees from the Company for its portfolio investments.

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

Co-Investment Exemptive Relief

The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. On June 14, 2022, the SEC granted the Company exemptive relief (the “Order”) that permits the Company to co-invest alongside other funds managed by the Adviser or certain of its affiliates, if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s Independent Directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and Stockholders and do not involve overreaching in respect of the Company or Stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of Stockholders and is consistent with the Company’s then-current investment objective and strategies. The Order provides that, in connection with any co-investment transaction, the Company may participate in any such co-investment transaction on terms that are same to those applicable to the other funds managed by, or certain entities affiliated with, the Adviser or certain of its affiliates. To the extent an investment by such other fund or entity, as applicable, in an applicable co-investment opportunity is based on favorable terms, the Company will benefit from investing in such co-investment opportunity based on such favorable terms. In addition, the Order provides that, in connection with any such co-investment transaction, the Company will receive its pro rata share of any transaction fees (including break-up, structuring, monitoring or commitment fees but excluding brokerage or underwriting compensation permitted by section 17(e) or 57(k) of the Company Act), in respect of such co-investment transaction, based on the Company’s relative share of the amount invested or committed, as applicable, in such transaction. These transactions may occur in the normal course of business.

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

For the three and nine months ended September 30, 2022, the Company incurred offering costs of $33,518 and $77,876 on the Consolidated Statements of Operations, respectively. For the three and nine months ended September 30, 2021, the Company incurred offering costs of $97,111 and $290,250, respectively. For the three and nine months ended September 30, 2022 and 2021, the Company did not incur any organizational expenses. As of September 30, 2022 and December 31, 2021, $0 and $41,057, respectively, remained payable on the Consolidated Statements of Assets and Liabilities as organizational and offering expenses payable.

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

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of September 30, 2022 and December 31, 2021, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

Portfolio Company	Type of Investment	September 30, 2022 Par	December 31, 2021 Par
2-10 Holdco, Inc.	First Lien Revolving Loan	$2,777,778	$2,777,778
Accordian Partners LLC	First Lien Delayed Draw Loan	4,576,531	—
Accordian Partners LLC	First Lien Revolving Loan	2,034,014	—
AmeriLife Group Holdings, Inc.	First Lien Delayed Draw Loan	10,545,455	—
AmeriLife Group Holdings, Inc.	First Lien Revolving Loan	5,272,727	—
Anaplan, Inc.	First Lien Revolving Loan	1,546,008	—
AxiomSL Group, Inc.	First Lien Delayed Draw Term Loan	2,273,873	2,273,873
AxiomSL Group, Inc.	First Lien Revolving Loan	2,481,089	2,481,089
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	10,670,000	15,000,000
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	3,000,000	3,000,000
Bottomline Technologies, Inc.	First Lien Revolving Loan	7,365,385	—
Captive Resources Midco, LLC	First Lien Revolving Loan	2,202,764	—
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	5,376,426	5,618,000
Diligent Corporation	First Lien Revolving Loan	2,500,000	5,000,000
Elkay LLC	First Lien Revolving Loan	3,611,111	3,611,111
Explorer Investor, Inc.	First Lien Delayed Draw Loan	5,058,140	—
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	3,227,407	9,237,537
Galway Borrower, LLC	First Lien Revolving Loan	4,098,295	4,398,827
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	4,397,000	—
Geosyntec Consultants, Inc.	First Lien Revolving Loan	1,609,000	—
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	13,464,000	13,464,000
GovDelivery Holdings, LLC	First Lien Revolving Loan	2,413,807	2,413,807
GraphPAD Software, LLC	First Lien Delayed Draw Term Loan	11,000,000	11,000,000
GraphPAD Software, LLC	First Lien Revolving Loan	2,500,000	2,500,000
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	8,999,967	20,974,500
Heights Buyer LLC	First Lien Delayed Draw Term Loan	2,553,846	—
Heights Buyer LLC	First Lien Revolving Loan	2,075,000	—
IG Investments Holdings LLC	First Lien Revolving Loan	5,057,803	2,528,901
Imagine Acquisitionco, LLC	First Lien Delayed Draw Term Loan	6,430,868	6,430,868
Imagine Acquisitionco, LLC	First Lien Revolving Loan	4,630,225	4,630,225
Maverick 1 LLC	Second Lien Delayed Draw Term Loan	—	1,000,000
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	5,000,000	21,060,000

Portfolio Company	Type of Investment	September 30, 2022 Par	December 31, 2021 Par
MBO Partners, Inc.	First Lien Delayed Draw Term Loan	9,910,664	—
Ministry Brands Purchaser, LLC	First Lien Delayed Draw Term Loan	5,649,718	5,649,718
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	1,694,915	1,694,915
Mirra-Prime Access Holdings, LLC	First Lien Revolving Loan	685,000	2,740,000
More Cowbell I LLC	First Lien Delayed Draw Term Loan	—	15,000,000
Project K BuyerCo, Inc.	First Lien Revolving Loan	7,727,273	7,727,273
RSC Acquisition, Inc.	First Lien Delayed Draw Term Loan	26,608,421	—
Simplifi Holdings, Inc.	First Lien Revolving Loan	2,891,566	2,891,566
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	1,168,556	1,274,788
SpecialtyCare, Inc.	First Lien Revolving Loan	1,062,323	1,062,323
Spirit RR Holdings, Inc.	First Lien Delayed Draw Term Loan	3,033,823	—
Spirit RR Holdings, Inc.	First Lien Revolving Loan	1,400,226	—
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	6,300,000	7,000,000
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	3,360,000	3,500,000
Syntax Systems Limited	First Lien Delayed Draw Term Loan	2,970,297	2,970,297
Syntax Systems Limited	First Lien Revolving Loan	396,040	668,515
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	23,934,857	1,169,692
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	2,000,000	307,500
Tamarack Intermediate LLC	First Lien Delayed Draw Term Loan	3,515,625	—
Tempus, LLC	Firest Lien Delayed Draw Term Loan	—	18,351,352
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	7,446,809	7,446,809
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	9,134,615	12,500,000
Total Par		$269,639,247	$231,355,264

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments as of September 30, 2022 and December 31, 2021. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

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

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in the Small Business Credit Availability Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of September 30, 2022 and December 31, 2021, the Company’s asset coverage ratios were 186% and 186%, respectively.

The following tables show the Company’s outstanding debt as of September 30, 2022 and December 31, 2021, respectively:

	September 30, 2022
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Capital Call Facility	$200,000,000	$44,000,000	$156,000,000	$43,865,060
Revolving Credit Facility	750,000,000	631,000,000	119,000,000	624,749,056
2025 Notes	225,000,000	225,000,000	—	222,500,913
Total	$1,175,000,000	$900,000,000	$275,000,000	$891,115,029

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Capital Call Facility	$200,000,000	$200,000,000	$—	$199,454,570
Revolving Credit Facility	500,000,000	435,000,000	65,000,000	430,085,807
Total	$700,000,000	$635,000,000	$65,000,000	$629,540,377

Capital Call Facility

Effective as of December 29, 2020 (the “Closing Date”), the Company entered into a revolving credit facility (as amended, the “Capital Call Facility”) by and among, inter alios, the Company as the initial borrower, the lenders from time-to-time party thereto (collectively, the “Lenders”) and Capital One, National Association, as the administrative agent (the “Administrative Agent”), sole lead arranger and a Lender. On December 28, 2021, the Company executed an amendment to the Capital Call Facility.

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

The proceeds of the loans under the Capital Call Facility may be used to acquire portfolio investments and such other uses as permitted under the Capital Call Facility. At the Company’s option, the Capital Call Facility will accrue interest at a rate per annum based on (i) a daily simple Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 1.85% or (ii) the greatest of (1) the prime rate or (2) the federal funds effective rate plus 0.5% plus an applicable margin of 0.75%.

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

As of September 30, 2022 and December 31, 2021, the carrying amount of the Company’s borrowings under the Capital Call Facility approximated their fair value. As of September 30, 2022, and December 31, 2021, unamortized financing costs of $134,940 and $545,430, respectively, are being deferred over the remaining term of the Capital Call Facility. As of September 30, 2022 and December 31, 2021, the Company had an outstanding balance of $44,000,000 and $200,000,000, respectively. The Capital Call Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $43,865,060 as of September 30, 2022 and $199,454,570 as of December 31, 2021. The following table shows additional information about the interest and financing costs related to the Capital Call Facility for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Interest expense related to the Capital Call Facility	$753,097	$1,843,681	$649,826	$1,491,233
Financing expenses related to the Capital Call Facility	141,074	416,219	214,579	560,081
Total interest and financing expenses related to the Capital Call Facility	$894,171	$2,259,900	$864,405	$2,051,314

Revolving Credit Facility

On June 28, 2021, the SPV entered into a senior secured revolving credit facility (as amended, the “Revolving Credit Facility”) with JPMorgan Chase Bank, National Association (“JPM”). JPM serves as administrative agent and lender, U.S. Bank, National Association, serves as collateral agent, securities intermediary and collateral administrator, and Stone Point Credit Adviser LLC serves as portfolio manager under the Revolving Credit Facility.

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

As of September 30, 2022 and December 31, 2021, the carrying amount of the Company’s borrowings under the Revolving Credit Facility approximated its fair value. As of September 30, 2022 and December 31, 2021, unamortized financing costs of $6,250,944 and $4,914,192, respectively, are being deferred over the remaining term of the Revolving Credit Facility. As of September 30, 2022 and December 31, 2021, the Revolving Credit Facility had an outstanding balance of $631,000,000 and $435,000,000, respectively. The Revolving Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $624,749,056 as of September 30, 2022 and $430,085,807 as of December 31, 2021. The following table shows additional information about the interest and financing costs related to the Revolving Credit Facility for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Interest expense related to the Revolving Credit Facility	$7,694,768	$16,877,852	$784,576	$809,334
Financing expenses related to the Revolving Credit Facility	423,768	1,206,384	140,783	145,373
Total interest and financing expenses related to the Revolving Credit Facility	$8,118,536	$18,084,236	$925,359	$954,707

2025 Notes

On May 19, 2022, the Company entered into a Note Purchase Agreement (the “NPA”) governing the issuance of $225 million in aggregate principal amount of senior unsecured notes due May 19, 2025 (the “2025 Notes”) to qualified institutional investors in a private placement. $150 million of the 2025 Notes were delivered and paid for on May 19, 2022, and $75 million of the 2025 Notes were delivered and paid for on August 18, 2022.

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

As of September 30, 2022, the carrying amount of the Company’s borrowings under the 2025 Notes approximated its fair value. As of September 30, 2022, unamortized debt issuance costs of $2,499,087 are being deferred over the remaining term of the 2025 Notes. As of September 30, 2022, the 2025 Notes had an outstanding balance of $225,000,000. The 2025 Notes are presented in the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $222,500,913 as of September 30, 2022. The following table shows additional information about the interest and financing costs related to the 2025 Notes for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Interest expense related to the 2025 Notes	$2,696,375	$3,716,625
Financing expenses related to the 2025 Notes	239,247	349,986
Total interest and financing expenses related to the 2025 Notes	$2,935,622	$4,066,611

Note 7. Net Assets

Unregistered Sales of Equity Securities

Since inception, the Company has completed the following issuances of Common Stock:

Common Stock Issuance Date	Number of Common Stock Issued	Aggregate Offering Price
September 28, 2022	5,000,901	$99,900,000
September 26, 2022(1)	138,540	2,767,536
June 29, 2022	2,498,950	50,000,000
June 27, 2022(1)	100,633	2,013,490
March 29, 2022	1,986,561	40,000,000
March 25, 2022	2,734,196	55,000,000
March 24, 2022(1)	87,065	1,751,362
December 22, 2021(1)	44,706	898,396
December 9, 2021	10,296,137	210,000,000
September 24, 2021	3,783,388	75,000,000
September 23, 2021(1)	17,842	353,695
August 25, 2021(1)	13,540	271,305
June 18, 2021	5,025,757	100,000,000
March 30, 2021	3,687,064	71,877,447
February 26, 2021	1,429,493	28,121,553
February 4, 2021	1,545,776	30,000,000
December 24, 2020	744,307	14,886,136
December 21, 2020	505,693	10,113,864
November 17, 2020	50	1,000
Total	39,640,599	$792,955,784

(1)	Shares were issued to stockholders participating in the Company’s DRIP.

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

Distributions

For the three and nine months ended September 30, 2022, the Company declared the following distributions.

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
September 23, 2022	September 26, 2022	$0.510	$17,595,590
June 24, 2022	June 27, 2022	$0.405	$12,970,138
March 23, 2022	March 24, 2022	$0.425	$11,514,845

Note 8. Investments

The following table presents the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2022 and December 31, 2021.

	September 30, 2022			December 31, 2021
Investments:	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value
First Lien Loans	$1,381,404,275	$1,378,709,473	83.7%	$1,008,537,941	$1,011,839,638	87.3%
Second Lien Loans	179,079,790	168,322,391	10.2%	124,070,639	125,146,348	10.8%
Unsecured Notes	89,911,442	87,061,545	5.3%	19,613,993	20,000,000	1.7%
Equity and Warrants	13,412,201	13,750,418	0.8%	2,000,000	2,000,000	0.2%
Total Investments	$1,663,807,708	$1,647,843,827	100.0%	$1,154,222,573	$1,158,985,986	100.0%

The geographic composition of investments based on fair value as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
U.S.	98.1%	97.3%
Non-U.S.	1.9	2.7
Total	100.0%	100.0%

The industry composition of investments based on fair value as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
Capital Markets	7.2%	7.0%
Diversified Consumer Services	0.8	—
Diversified Financial Services	8.3	6.0
Health Care Providers & Services	11.0	13.1
Health Care Technology	7.1	10.3
Insurance	16.4	19.2
IT Services	14.2	11.5
Professional Services	14.7	10.7
Real Estate Management & Development	3.0	4.3
Software	17.3	17.9
Total	100.0%	100.0%

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

The Company’s investment portfolio will include certain debt and equity instruments of privately held companies for which quoted prices or other inputs falling within the categories of Level 1 and Level 2 are generally not available. In such cases, the Adviser determines the fair value of the Company’s investments in good faith primarily using Level 3 inputs. In certain cases, quoted prices or other observable inputs exist, and if so, the Adviser assesses the appropriateness of the use of these third-party quotes in determining fair value based on (i) the Adviser’s understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer and (ii) the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company.

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

The following table presents the fair value hierarchy as of September 30, 2022.

	Fair Value Hierarchy as of September 30, 2022
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$22,370,706	$1,356,338,767	$1,378,709,473
Second Lien Loans	—	17,110,019	151,212,372	168,322,391
Unsecured Notes	—	56,182,209	30,879,336	87,061,545
Equity and Warrants	—	—	13,750,418	13,750,418
Total	$—	$95,662,934	$1,552,180,893	$1,647,843,827

The following table presents the fair value hierarchy as of December 31, 2021.

	Fair Value Hierarchy as of December 31, 2021
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$—	$1,011,839,638	$1,011,839,638
Second Lien Loans	—	23,061,995	102,084,353	125,146,348
Unsecured Notes	—	—	20,000,000	20,000,000
Equity	—	—	2,000,000	2,000,000
Total	$—	$23,061,995	$1,135,923,991	$1,158,985,986

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2022 and 2021:

Three Months Ended September 30, 2022	First Lien Loans	Second Lien Loans	Unsecured Notes	Equity and Warrants	Total
Fair value, beginning of period	$1,211,457,425	$94,430,114	$30,985,919	$8,996,592	$1,345,870,050
Purchases of investments	270,254,229	5,756,125	—	4,597,403	280,607,757
Proceeds from sales and principal payments	(118,440,215	—	—	—	(118,440,215
Realized gain (loss) on investments	37,512	—	—	—	37,512
Net change in unrealized appreciation/(depreciation)	(8,564,355)	(3,327,257)	(138,489)	352,216	(11,677,885)
Net accretion of discount and amortization of investments	1,594,171	65,940	31,906	(195,793)	1,496,224
Transfers into (out of) Level 3	—	54,287,450	—	—	54,287,450
Fair value, end of period	$1,356,338,767	$151,212,372	$30,879,336	$13,750,418	$1,552,180,893

Nine Months Ended September 30, 2022	First Lien Loans	Second Lien Loans	Unsecured Notes	Equity and Warrants	Total
Fair value, beginning of period	$1,011,839,638	$102,084,353	$20,000,000	$2,000,000	$1,135,923,991
Purchases of investments	548,413,680	35,341,125	11,562,500	11,654,123	606,971,428
Proceeds from sales and principal payments	(202,617,548	(15,042,500	—	—	(217,660,048
Realized gain (loss) on investments	209,782	153,934	—	—	363,716
Net change in unrealized appreciation/(depreciation)	(5,743,072)	(6,086,921)	(756,262)	338,217	(12,248,038)
Net accretion of discount and amortization of investments	4,286,076	154,931	73,098	(241,922)	4,272,183
Transfers into (out of) Level 3	(49,789)	34,607,450	—	—	34,557,661
Fair value, end of period	$1,356,338,767	$151,212,372	$30,879,336	$13,750,418	$1,552,180,893

Three Months Ended September 30, 2021	First Lien Loans	Second Lien Loans	Unsecured Notes	Total
Fair value, beginning of period	$236,706,051	$28,037,385	$19,600,000	$284,343,436
Purchases of investments	200,829,961	41,387,500	—	242,217,461
Proceeds from sales and principal payments	(3,725,810)	(10,276,032)	—	(14,001,842)
Net change in unrealized appreciation/(depreciation)	2,728,933	(155,150)	180,026	2,753,809
Net accretion of discount and amortization of investments	275,086	240,650	6,935	522,671
Transfers into (out of) Level 3	—	8,000,000	—	8,000,000
Fair value, end of period	$436,814,221	$67,234,353	$19,786,961	$523,835,535

Nine Months Ended September 30, 2021	First Lien Loans	Second Lien Loans	Unsecured Notes	Total
Fair value, beginning of period	$4,499,537	$9,825,450	$—	$14,324,987
Purchases of investments	440,809,042	59,347,500	19,600,000	519,756,542
Proceeds from sales and principal payments	(14,065,735)	(10,276,032)	—	(24,341,767)
Net change in unrealized appreciation/(depreciation)	4,815,998	74,938	179,894	5,070,830
Net accretion of discount and amortization of investments	755,379	262,497	7,067	1,024,943
Transfers into (out of) Level 3	—	8,000,000	—	8,000,000
Fair value, end of period	$436,814,221	$67,234,353	$19,786,961	$523,835,535

During the three and nine months ended September 30, 2022, there were 0 and 1 transfers, respectively, into Level 3 from Level 2 because of a decrease in observable inputs. During the three and nine months ended September 30, 2021, there was 1 and 1 transfers, respectively, into level 3 from Level 2 because of a decrease in observable inputs. During the three and nine months ended September 30, 2022, there were 1 and 3 transfers, respectively, into Level 2 from Level 3 because of an increase in observable inputs. During the three and nine months ended September 30, 2021, there were no transfers into Level 2 from Level 3 because of an increase in observable inputs.

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company at the three months and six months ended September 30, 2022 and 2021.

Net Change in Unrealized Appreciation (Depreciation)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
First Lien Loans	$(8,564,355)	$(5,743,072)	$2,728,933	$4,818,145
Second Lien Loans	(3,327,257)	(6,086,921)	(155,150)	74,938
Unsecured Notes	(138,489)	(756,262)	180,026	179,894
Equity and Warrants	352,216	338,217	—	—
Total	$(11,677,885)	$(12,248,038)	$2,753,809	$5,072,977

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2022. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

September 30, 2022
Type of Investment	Fair Value	Valuation technique	Unobservable input	Range (weighted average)
First Lien Loans	$948,812,162	Discounted Cash Flow	Discount Rate	9.5% - 11.9% (9.8%)
First Lien Loans	407,526,605	Market Transaction	Market Transaction	94.0% - 99.5% (97.7%)
Second Lien Loan	115,371,010	Discounted Cash Flow	Discount Rate	11.1% - 15.5% (13.6%)
Second Lien Loan	35,841,362	Market Transaction	Market Transaction	88.6% - 98.9% (93.3%)
Unsecured Notes	30,879,336	Discounted Cash Flow	Discount Rate	10.4% - 10.7% (10.5%)
Equity	8,122,761	Discounted Cash Flow	Discount Rate	13.7%
Equity	2,088,797	Enterprise Value Analysis	EBITDA Multiple	22.0x
Equity	3,538,861	Market Transaction	Market Transaction	101.4%
Total	$1,552,180,893

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

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per share of Common Stock is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. The methodology for the weighted average number of shares outstanding during the period utilizes the weighted average number of shares from December 31, 2021 through September 30, 2022. Other potentially dilutive shares of Common Stock, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2022 and December 31, 2021, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of Common Stock for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022 (Unaudited)	Nine Months Ended September 30, 2022 (Unaudited)	Three Months Ended September 30, 2021 (Unaudited)	Nine Months Ended September 30, 2021 (Unaudited)
Net increase in net assets resulting from operations	$2,877,059	$22,347,429	$7,477,086	$14,007,827
Weighted average shares of Common Stock outstanding—basic and diluted	34,671,760	31,364,392	13,233,004	8,288,969
Basic and diluted net increase in net assets resulting from operations per share of Common Stock	$0.08	$0.71	$0.57	$1.69

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

As of September 30, 2022 and December 31, 2021, the tax cost of the Company’s investments approximates its amortized cost.

Note 12. Financial Highlights

The following per share of Common Stock data has been derived from information provided in the financial statements. The following is a schedule of financial highlights for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022 (Unaudited)	Nine Months Ended September 30, 2021 (Unaudited)
Per share of Common Stock operating performance:
Net asset value, beginning of year/period	$20.14	$19.39
Results of operations:
Net investment income [1]	1.34	1.00
Net realized gains (losses) and unrealized appreciation (depreciation) [2]	(0.53)	0.28
Net increase (decrease) in net assets resulting from operations	0.81	1.28

Distributions to Common Stockholders
Distributions from net income	(1.34)	(0.64)
Net decrease in net assets resulting from distributions	(1.34)	(0.64)
Net asset value, end of year/period	$19.61	$20.03

Shares outstanding, end of year/period	39,640,599	16,752,911
Ratio/Supplemental data:
Net assets, end of year/period	$777,318,603	$335,579,453
Weighted average shares outstanding	31,364,392	8,288,969
Total return [3]	4.03%	6.62%
Portfolio turnover	14.30%	3.52%
Ratio of operating expenses to average net assets [4]	6.38%	5.34%
Ratio of net investment income (loss) to average net assets [4]	6.39%	5.78%

[1]	The per share of Common Stock data was derived by using weighted average shares outstanding.
[2]	The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year/period does not agree with the change in the aggregate appreciation and depreciation in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
[3]	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share. Total return is not annualized and does not include a sales load.
[4]	The ratios reflect an annualized amount. Non-recurring expenses were not annualized. During the nine months ended September 30, 2022 and 2021, the Company incurred $77,876 and $290,250 of Organizational and Offering Expenses, respectively, which were deemed to be non-recurring.

Note 13. Equity

For the three months ended September 30, 2022, the Company issued 5,139,441 shares of Common Stock at an average price of $19.98 through private placement offerings resulting in gross proceeds to the Company of $102.7 million. For the nine months ended September 30, 2022, the Company issued 12,546,846 shares of Common Stock at an average price of $20.04 through private placement offerings resulting in gross proceeds to the Company of $251.4 million. The Company had 39,640,599 shares outstanding as of September 30, 2022 and 27,093,753 shares outstanding as of December 31, 2021. As of September 30, 2022, the Company has received capital commitments totaling $1,117 million, of which, $332 million remains available. As of December 31, 2021, the company had received commitments totaling $1,073 million, of which, $533 million remained available.

Note 14. Subsequent Events

Management has evaluated subsequent events and transactions for potential recognition and/or disclosure through the date the financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and nine months ended September 30, 2022.

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

As of September 30, 2022, the Company has called equity capital in the amount of $103 million. See “Subscriptions and Drawdowns” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates calling additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to private placements of the Company’s Common Stock (“Private Offerings”).

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

Market Opportunity and Competitive Advantages

The Adviser believes the Company presents an attractive investment opportunity for several reasons:

Demand for Debt Capital. Private equity sponsors have significant levels of capital available for investment, which the Adviser believes will continue to drive demand for direct lending over the coming years as private equity firms seek to deploy capital through leveraged buyouts. The Company believes this dynamic, coupled with the Adviser’s strong relationships in the middle market, will provide significant investment opportunities for the Company.

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

Ability to Leverage Stone Point’s Experienced Investment Team. The Adviser intends to utilize Stone Point Capital’s significant resources and expertise throughout the life cycle of each investment to support the Stone Point Credit Investment Team’s Credit Activities. On an as-needed basis, the Stone Point Capital Private Equity Team contributes a portion of its time, effort and expertise to support Credit Activities. Stone Point Capital has a long, successful record of making investments and managing businesses in the financial services industry. Stone Point Capital has raised nine private equity funds with an investment track record of over 25 years and a focus on investments in companies in the global financial services industry and related sectors. Stone Point Capital and its affiliates have invested in 26 asset management platforms over 15 years and Stone Point believes that its experience investing in and building businesses across a variety of credit strategies, positions the Company for success in the direct lending middle market. The Stone Point Credit Investment Team is responsible for making all investment and disposition recommendations to the Investment Committee. The Investment Committee makes all investment and disposition decisions, subject to Board oversight. As of September 15, 2022, the Investment Team is comprised of more than 85 investment professionals who bring to Stone Point considerable experience with Stone Point and/or from other leading private equity, private debt, investment banking, financial services, corporate law, and accounting firms. A majority of the Investment Team is focused on the private equity markets; however, Stone Point intends to continue to expand the Stone Point Credit Investment Team to support the ongoing growth of the Company and expansion of the Credit Activities. As of September 15, 2022, the Credit Investment Team was comprised of more than 15 dedicated investment professionals1.

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

[1]	Includes two employees whose focus is shared across Stone Point Credit and Stone Point Capital.
[2]	From the Commencement of Operations through February 28, 2022, the Investment Committee for the Adviser was comprised of James D. Carey, Charles A. Davis, Stephen Friedman, David J. Wermuth and Nicolas D. Zerbib. Effective March 1, 2022, Scott J. Bronner and Eric L. Rosenzweig joined the Investment Committee and Charles A. Davis and Stephen Friedman have each assumed an advisory role to the Investment Committee.

The following table sets forth the experience of the Adviser’s Investment Committee.

The Adviser’s Investment Committee	Years in Financial Services	Years at Stone Point
Scott J. Bronner, Managing Director Member of the Investment Committee	16	13
James D. Carey, Managing Director Member of the Investment Committee	28	25
Eric L. Rosenzweig, Managing Director Member of the Investment Committee	18	16
David J. Wermuth, Managing Director, General Counsel Member of the Investment Committee	26	23
Nicolas D. Zerbib, Managing Director Member of the Investment Committee	27	24

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

Expenses

The Company’s day-to-day investment operations are managed by the Adviser, and services necessary for the Company’s business, including the origination and administration of its investment portfolio, are provided by individuals who are employees of the Adviser, Administrator, and Sub-Administrator, pursuant to the terms of the Investment Advisory Agreement, the Administration Agreement, and Sub-Administration Agreement. The Company will reimburse the Administrator for its allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement, including its allocable portion of the cost of certain of the Company’s officers and their respective staff, and the Adviser for certain expenses under the Investment Advisory Agreement. The Company bears its allocable portion of the compensation paid by Stone Point to the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staff (based on a percentage of time such individuals devote, on an estimated basis, to the Company’s business affairs). The Company bears all other costs and expenses of the Company’s operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) the Company’s allocable portion of overhead and other expenses incurred by Administrator in performing its administrative obligations under the Administration Agreement, (iii) fees for services rendered by the Sub-Administrator that the Administrator determines are commercially reasonable; and (iv) all other expenses of its operations and transactions including, without limitation, those relating to:

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

The Administrator can waive any amounts owed to it under the Administration Agreement, at its discretion. From time to time, the Adviser and the Administrator or its affiliates may pay third-party providers of goods or services. The Company will subsequently reimburse the Adviser or the Administrator, as applicable, for such amounts paid on the Company’s behalf. The Adviser has agreed to bear the aggregate organizational and offering costs in connection with the Private Offering in excess of $1,250,000.

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

Leverage

The amount of leverage that the Company employs will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in the Small Business Credit Availability Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of September 30, 2022 and December 31, 2021, the Company’s asset coverage ratio was 186% and 186%, respectively.

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets or capital commitments as collateral to financing facilities.

Financial and Operating Highlights

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Total investment income	$35,640,221	$84,096,056
Total expenses	18,803,938	42,005,422
Net investment income (loss)	16,836,283	42,090,634
Total net realized gains (losses)	657,874	984,078
Total net change in unrealized appreciation (depreciation)	(14,617,098)	(20,727,283)

Net increase (decrease) in net assets resulting from operations	$2,877,059	$22,347,429

Per share information - basic and diluted:
Net investment income (loss)	$0.49	$1.34
Net increase (decrease) in net assets resulting from operations	$0.08	$0.71
Distributions declared per share	$0.51	$1.34

Consolidated balance sheet data	As of September 30, 2022	As of December 31, 2021
Cash and cash equivalents	$30,012,220	$15,096,474
Investments at fair value	1,647,843,827	1,158,985,986
Total assets	1,706,525,885	1,183,075,390
Total debt (net of unamortized debt issuance costs)	891,115,029	629,540,377
Total liabilities	929,207,282	637,506,031
Total net assets	$777,318,603	$545,569,359
Net asset value per share	$19.61	$20.14
Other data:
Number of portfolio companies	68	40

Portfolio and Investment Activity

Our investment activity for the three months ended September 30, 2022 is presented below (information presented herein is at par value unless otherwise indicated).

Three Months Ended September 30, 2022
New investment commitments:
Total new investment commitments	$310,826,438
Principal amount of investments funded:
First lien loans	$242,933,075
Second lien loans	22,737,191
Unsecured notes	33,603,357
Total principal amount of investments funded	$299,273,623
Principal amount of investments sold or repaid:
First lien loans	82,024,865
Second lien loans	—
Unsecured loans	5,568,000
Total principal amount of investments sold or repaid	$87,592,865
Number of new investment commitments in new portfolio companies	29
Average new investment commitment amount in new portfolio companies	$9,315,939
Percentage of new debt investment commitments at floating rates	89.2%
Percentage of new debt investment commitments at fixed rates	10.8%
Weighted average yield to maturity on funded debt and other income producing investments to new portfolio companies during the period[1]	10.2%
Weighted average yield to maturity on debt and other income producing securities sold or repaid in full during the period	N/A

[1]	Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees or present value adjustments.

As of September 30, 2022, the Company had 137 debt investments in 67 portfolio companies with an aggregate fair value of $1,634.1 million. As of December 31, 2021, the Company had 84 debt investments in 40 portfolio companies with an aggregate value of $1,157.0 million.

As of September 30, 2022 and December 31, 2021, the Company’s investments consisted of the following:

	September 30, 2022			December 31, 2021
Investments:	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value
First Lien Loans	$1,381,404,275	$1,378,709,473	83.7%	$1,008,537,941	$1,011,839,638	87.3%
Second Lien Loans	179,079,790	168,322,391	10.2%	124,070,639	125,146,348	10.8%
Unsecured Notes	89,911,442	87,061,545	5.3%	19,613,993	20,000,000	1.7%
Equity and Warrants	13,412,201	13,750,418	0.8%	2,000,000	2,000,000	0.2%
Total Investments	$1,663,807,708	$1,647,843,827	100.0%	$1,154,222,573	$1,158,985,986	100.0%

The industry composition of investments based on fair value as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
Capital Markets	7.2%	7.0%
Diversified Consumer Services	0.8	—
Diversified Financial Services	8.3	6.0
Health Care Providers & Services	11.0	13.1
Health Care Technology	7.1	10.3
Insurance	16.4	19.2
IT Services	14.2	11.5
Professional Services	14.7	10.7
Real Estate Management & Development	3.0	4.3
Software	17.3	17.9
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
U.S.	98.1%	97.3%
Non-U.S.	1.9	2.7
Total	100.0%	100.0%

The following table presents certain selected information regarding our investment portfolio as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022	As of December 31, 2021
Number of portfolio companies	68	40
Weighted Average EBITDA (based on par)	$185.0	$142.9 million
Percentage of performing debt bearing a floating rate	94.4%	98.3%
Percentage of performing debt bearing a fixed rate	5.6%	1.7%
Weighted average yield to maturity on funded debt and other income producing investments[1]	9.9%	7.2%

[1]	Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees or present value adjustments.

The following table presents the maturity schedule of our debt investments based on fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
Maturity Year	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
2024	$5,037,206	0.3	$5,334,098	0.5
2025	41,266,728	2.5	40,007,868	3.5
2026	154,145,544	9.4	110,184,615	9.5
2027	385,332,968	23.6	459,333,139	39.6
2028	599,065,115	36.7	383,736,271	33.2
2029	411,329,585	25.2	138,389,995	12.0
2030	18,275,065	1.1	—	—
2031	19,641,198	1.2	20,000,000	1.7
Total	$1,634,093,409	100.0%	$1,156,985,986	100.0%

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

The following table shows the composition of our portfolio investments on the Adviser’s internal performance rating scale:

	September 30, 2022
Investment Rating	Fair Value	Percentage of Portfolio
1	$130,178,698	7.9%
2	1,476,641,569	89.6%
3	41,023,560	2.5%
4	—	—
5	—	—
Total	$1,647,843,827	100.0%

The following table presents the amortized cost of our performing and non-accrual investments as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,663,807,708	100.0%	$1,152,222,573	100.0%
Non-accrual	—	—	—	—
Total	$1,663,807,708	100.0%	$1,152,222,573	100.0%

The following table presents the fair value of our performing and non-accrual investments as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,647,843,827	100.0%	$1,156,985,986	100.0%
Non-accrual	—	—	—	—
Total	$1,647,843,827	100.0%	$1,156,985,986	100.0%

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

Results of Operations

The following table presents the operating results for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Total investment income	$35,640,221	$84,096,056
Less: total expenses	18,803,938	42,005,422
Net investment income (loss)	16,836,283	42,090,634
Total net realized gains (losses)	657,874	984,078
Net change in unrealized appreciation (depreciation) on investments	(14,617,098)	(20,727,283)
Net increase (decrease) in net assets resulting from operations	$2,877,059	$22,347,429

Investment Income

Total investment income was $35,640,221 and $84,096,056 for the three and nine months ended September 30, 2022, respectively. Total investment income consisted of interest income from investments, interest from cash and cash equivalents and fee income.

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Interest income from investments	$34,992,194	$83,447,374
Dividend income from investments	273,875	273,875
Interest from cash and cash equivalents	402	1,057
Fee income	373,750	373,750
Total investment income	$35,640,221	$84,096,056

Expenses

Operating expenses for the three and nine months ended September 30, 2022 were as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Base management fees	$5,157,000	$13,388,694
Interest and financing fees	12,005,058	24,407,919
Offering costs	33,518	77,876
Professional fees	1,500,943	3,801,409
Directors fees	91,875	275,625
Insurance expenses	15,544	53,899
Total expenses	$18,803,938	$42,005,422

Under the Administration Agreement, we will reimburse the Administrator for all reasonable costs and expenses incurred for services performed for us. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties, and we will reimburse the expenses of these parties incurred directly and/or paid by the Administrator on the Company’s behalf. The Administrator can waive any amounts owed to it under the Administration Agreement, at its discretion.

For the three and nine months ended September 30, 2022, the Company incurred $333,000 and $694,618 of administrative overhead expenses, respectively. For the three and nine months ended September 30, 2022, the Administrator has elected to waive additional charges that would have otherwise been eligible for reimbursement under the terms of the Administration Agreement which are not subject to recoupment.

Income Taxes, Including Excise Taxes

We have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our stockholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our stockholders, which generally relieve us from corporate-level U.S. federal income taxes.

Net Realized Gains (Losses) and Unrealized Appreciation (Depreciation) on Investments

The following table summarizes our net realized gains (losses) and unrealized appreciation (depreciation) for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Net realized gains (losses) and unrealized appreciation (depreciation) on investments
Total net realized gains (losses)	$657,874	$984,078
Total net change in unrealized appreciation (depreciation)	(14,617,098)	(20,727,283)

Net realized gains (losses) and unrealized appreciation (depreciation) on investments	$(13,959,224)	$(19,743,205)

For the three and nine months ended September 30, 2022, we had net realized gains on investments of $657,874 and $984,078, respectively.

The Adviser determines the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. During the three and nine months ended September 30, 2022, we had net unrealized depreciation on our investment portfolio of $14,617,098 and $20,727,283, respectively.

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

Equity

Subscriptions and Drawdowns

On November 17, 2020, the Adviser committed to contribute $1,000 of capital to the Company. In exchange for this contribution, the Adviser received 50 shares of the Company’s Common Stock.

Since inception, the Company has completed the following share issuances:

Common Stock Issuance Date	Number of Common Stock Issued	Aggregate Offering Price
September 28, 2022	5,000,901	$99,900,000
September 26, 2022(1)	138,540	2,767,536
June 29, 2022	2,498,950	50,000,000
June 27, 2022(1)	100,633	2,013,490
March 29, 2022	1,986,561	40,000,000
March 25, 2022	2,734,196	55,000,000
March 24, 2022(1)	87,065	1,751,362
December 22, 2021(1)	44,706	898,396
December 9, 2021	10,296,137	210,000,000
September 24, 2021	3,783,388	75,000,000
September 23, 2021(1)	17,842	353,695
August 25, 2021(1)	13,540	271,305
June 18, 2021	5,025,757	100,000,000
March 30, 2021	3,687,064	71,877,447
February 26, 2021	1,429,493	28,121,553
February 4, 2021	1,545,776	30,000,000
December 24, 2020	744,307	14,886,136
December 21, 2020	505,693	10,113,864
November 17, 2020	50	1,000
Total	39,640,599	$792,955,784

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

Debt

Financing Facilities

	September 30, 2022
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Capital Call Facility	$200,000,000	$44,000,000	$156,000,000	$43,865,060
Revolving Credit Facility	750,000,000	631,000,000	119,000,000	624,749,056
2025 Notes	225,000,000	225,000,000	—	222,500,913
Total	$1,175,000,000	$900,000,000	$275,000,000	$891,115,029

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Capital Call Facility	$200,000,000	$200,000,000	$—	$199,454,570
Revolving Credit Facility	500,000,000	435,000,000	65,000,000	430,085,807
Total	$700,000,000	$635,000,000	$65,000,000	$629,540,377

Liquidity

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022	December 31, 2021
Cash and cash equivalents	$30,012,220	$15,096,474
Unused borrowing capacity	275,000,000	65,000,000
Unfunded portfolio company commitments	(269,639,247)	(231,355,264)
Undrawn capital commitments	332,461,256	532,992,792
Total operational liquidity	$367,834,229	$381,734,002

Distributions

For the nine months ended September 30, 2022, the Company declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Annualized Distribution Rate[1]	Distribution Paid
September 23, 2022	September 26, 2022	0.510	10.1%	17,595,590
June 24, 2022	June 27, 2022	$0.405	8.1%	$12,970,138
March 23, 2022	March 24, 2022	0.425	8.5%	11,514,845

[1]	Annualized distribution rate is calculated as annualized quarterly declared distribution divided by weighted average net asset value over the period. Weighted average net asset value is based on the net asset value at the beginning of the quarter plus capital called and distributions reinvested during the quarter.

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

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of September 30, 2022 and December 31, 2021, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

Portfolio Company	Type of Investment	September 30, 2022 Par	December 31, 2021 Par
2-10 Holdco, Inc.	First Lien Revolving Loan	$2,777,778	$2,777,778
Accordian Partners LLC	First Lien Delayed Draw Loan	4,576,531	—
Accordian Partners LLC	First Lien Revolving Loan	2,034,014	—
AmeriLife Group Holdings, Inc.	First Lien Delayed Draw Loan	10,545,455	—
AmeriLife Group Holdings, Inc.	First Lien Revolving Loan	5,272,727	—
Anaplan, Inc.	First Lien Revolving Loan	1,546,008	—
AxiomSL Group, Inc.	First Lien Delayed Draw Term Loan	2,273,873	2,273,873
AxiomSL Group, Inc.	First Lien Revolving Loan	2,481,089	2,481,089
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	10,670,000	15,000,000
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	3,000,000	3,000,000
Bottomline Technologies, Inc.	First Lien Revolving Loan	7,365,385	—
Captive Resources Midco, LLC	First Lien Revolving Loan	2,202,764	—
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	5,376,426	5,618,000
Diligent Corporation	First Lien Revolving Loan	2,500,000	5,000,000
Elkay LLC	First Lien Revolving Loan	3,611,111	3,611,111
Explorer Investor, Inc.	First Lien Delayed Draw Loan	5,058,140	—
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	3,227,407	9,237,537
Galway Borrower, LLC	First Lien Revolving Loan	4,098,295	4,398,827
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	4,397,000	—
Geosyntec Consultants, Inc.	First Lien Revolving Loan	1,609,000	—
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	13,464,000	13,464,000
GovDelivery Holdings, LLC	First Lien Revolving Loan	2,413,807	2,413,807
GraphPAD Software, LLC	First Lien Delayed Draw Term Loan	11,000,000	11,000,000
GraphPAD Software, LLC	First Lien Revolving Loan	2,500,000	2,500,000
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	8,999,967	20,974,500
Heights Buyer LLC	First Lien Delayed Draw Term Loan	2,553,846	—
Heights Buyer LLC	First Lien Revolving Loan	2,075,000	—
IG Investments Holdings LLC	First Lien Revolving Loan	5,057,803	2,528,901
Imagine Acquisitionco, LLC	First Lien Delayed Draw Term Loan	6,430,868	6,430,868
Imagine Acquisitionco, LLC	First Lien Revolving Loan	4,630,225	4,630,225
Maverick 1 LLC	Second Lien Delayed Draw Term Loan	—	1,000,000
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	5,000,000	21,060,000
MBO Partners, Inc.	First Lien Delayed Draw Term Loan	9,910,664	—
Ministry Brands Purchaser, LLC	First Lien Delayed Draw Term Loan	5,649,718	5,649,718
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	1,694,915	1,694,915
Mirra-Prime Access Holdings, LLC	First Lien Revolving Loan	685,000	2,740,000
More Cowbell I LLC	First Lien Delayed Draw Term Loan	—	15,000,000
Project K BuyerCo, Inc.	First Lien Revolving Loan	7,727,273	7,727,273
RSC Acquisition, Inc.	First Lien Delayed Draw Term Loan	26,608,421	—
Simplifi Holdings, Inc.	First Lien Revolving Loan	2,891,566	2,891,566
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	1,168,556	1,274,788
SpecialtyCare, Inc.	First Lien Revolving Loan	1,062,323	1,062,323
Spirit RR Holdings, Inc.	First Lien Delayed Draw Term Loan	3,033,823	—
Spirit RR Holdings, Inc.	First Lien Revolving Loan	1,400,226	—
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	6,300,000	7,000,000
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	3,360,000	3,500,000
Syntax Systems Limited	First Lien Delayed Draw Term Loan	2,970,297	2,970,297
Syntax Systems Limited	First Lien Revolving Loan	396,040	668,515
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	23,934,857	1,169,692
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	2,000,000	307,500
Tamarack Intermediate LLC	First Lien Delayed Draw Term Loan	3,515,625	—
Tempus, LLC	Firest Lien Delayed Draw Term Loan	—	18,351,352
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	7,446,809	7,446,809
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	9,134,615	12,500,000
Total Par		$269,639,247	$231,355,264

We believe that we maintain sufficient liquidity in the form of cash, financing capacity and undrawn capital commitments from our investors to cover any outstanding unfunded portfolio company commitments we may be required to fund.

Investor Commitments

As of September 30, 2022, the Company has received capital commitments totaling $1,117 million, of which, $332 million remained available. As of December 31, 2021, the Company had received capital commitments totaling $1,073 million, of which, $553 million remained available.

Contractual Obligations

Our payment obligations for repayment of debt, which total our contractual obligations on September 30, 2022, include $44 million of financing under the Capital Call Facility maturing in less than one year and $631 million of financing under the Revolving Credit Facility maturing in three to five years, and $225 million of financing under the 2025 Notes maturing in one to three years.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Capital Call Facility	$44,000,000	$44,000,000	$—	$—	$—
Revolving Credit Facility	631,000,000	—	—	631,000,000	—
2025 Notes	225,000,000	—	225,000,000	—	—
Total Contractual Obligations	$900,000,000	$44,000,000	$225,000,000	$631,000,000	$—

Hedging

In connection with certain portfolio investments, the Company may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while the Company may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors may result in a poorer overall performance for the Company than if it had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions through the three and nine months ended September 30, 2022.

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

Valuation of Investments

The Board has designated the Adviser as the Company’s “Valuation Designee” under Rule 2a-5 under the 1940 Act. The Adviser determines the value of the Company’s investments in accordance with fair value accounting guidance promulgated under U.S. GAAP, which establishes a hierarchical disclosure framework which ranks the observability inputs used in measuring financial instruments at fair value. See the Notes to Financial Statements for a description of the hierarchy for fair value measurements and a description of the Company’s valuation procedures.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Investment transactions are recorded on the trade date. The Company measures net realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation and depreciation, when gains or losses are realized.

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

Offering and Organizational Expenses

The Company has and will continue to bear expenses relating to the organization of the Company and the Private Offering and any subsequent offering of Common Stock, including the listing of the Company’s Common Stock on a national securities exchange. Organizational expenses include, without limitation, the cost of incorporation, including legal fees related to the creation and organization of the Company, its related documents of organization and its election to be regulated as a BDC. Offering expenses include, without limitation, legal, accounting, printing and other offering costs including those associated with the preparation of a registration statement in connection with any subsequent offering of Common Stock. The Adviser has agreed to bear the aggregate organizational and offering costs in connection with the Private Offering in excess of $1,250,000. Organizational costs to establish the Company are charged to expense as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company. Offering costs in connection with the offering of shares of Common Stock of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months beginning with the latter of either the commencement of operations or from incurrence. These expenses consist primarily of legal fees and other costs incurred with the Company’s share offerings, the preparation of the Company’s registration statement, and registration fees.

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

Valuation Risk

The Company plans to invest primarily in illiquid debt securities of private companies. Most of the Company’s investments will not have a readily available market price, and the Adviser will value these investments at fair value as determined in good faith in accordance with procedures approved by the Board. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments the Company makes.

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

As of September 30, 2022, 94.4% of our debt investments based on fair value were at floating rates. Our credit facilities, including our Capital Call Facility and Revolving Credit Facility, also bear interest at floating rates.

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2022, the following table shows the approximate annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors and assuming no changes in our investment portfolio and borrowing structure):

	Change in
Basis point change	Interest Income (1)	Interest Expense	Net Investment Income (Loss)
300	$47,632,224	$(20,250,000)	$27,382,224
200	31,754,816	(13,500,000)	18,254,816
100	15,877,408	(6,750,000)	9,127,408
(100)	(15,543,979)	6,750,000	(8,793,979)
(200)	(30,189,484)	13,500,000	(16,689,484)
(300)	(37,184,788)	18,655,182	(18,529,606)

(1)      Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts, subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments. We did not engage in interest rate hedging activities during the three and nine months ended September 30, 2022.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022 (the end of the period covered by this report), our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Inflation Risks. Recently, inflation has increased to its highest level in decades. Typically, as inflation rises, a portfolio company will earn more revenue but also will incur higher expenses; as inflation declines, a portfolio company might be unable to reduce expenses in line with any resulting reduction in revenue. A rise in real interest rates would likely result in higher financing costs for portfolio companies and could therefore result in a reduction in the amount of cash available for distribution to investors or the value of the portfolio company. If a portfolio company is unable to increase its revenue or pass any increases in its costs along to its customers during times of higher inflation, its profitability and its ability to pay interest and principal on its loans could be adversely affected, particularly if interest rates rise in response to increases in inflation rates.

ESG Considerations. The Company’s business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. The Company risks damage to its brand and reputation if it fails to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in its investment processes. Adverse incidents with respect to ESG activities could impact the value of the Company’s brand, the cost of its operations and relationships with Stockholders and potential investors, all of which could adversely affect the Company’s business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect the Company’s business. The Company recognizes that a responsible approach to investing which takes into account ESG issues is an important element of its investment strategy. The Company is committed to considering material ESG issues relevant to its investment strategy in the course of its due diligence. In this regard, effective as of January 1, 2022, the Adviser has developed a Responsible Investment Policy and certain tools to assist the investment team in evaluating ESG risks on a pre-investment basis to determine the potential materiality of any downside risks. The Adviser’s ESG-related materiality considerations include, but are not limited to, environmental liabilities, physical impacts of climate change, data security and the protection of customer information, labor practices, diversity, equity and inclusion practices, and compliance with applicable laws and regulations. While the Adviser will attempt to gather information regarding the portfolio company on a pre-investment basis, there are certain transactions that make it more difficult to gather relevant information. There is no guarantee that all ESG information will be available for all types of transactions. Where material ESG risks are identified during its initial due diligence with respect to a portfolio company, the Adviser will incorporate such risks into its investment analysis and decision-making process.

There is no guarantee that the Adviser will be able to successfully implement its ESG policy or to identify ESG risks while achieving the Company’s investment objectives. In addition, applying ESG factors to investment decisions is qualitative and subjective by nature, and there is no guarantee that the criteria utilized by the Adviser, or any judgment exercised by the Adviser, will reflect the beliefs or values of any particular investor. There are also significant differences in interpretations of what positive ESG characteristics mean by region, industry, and topic. The Adviser’s interpretations and decisions are expected to differ from others’ views and could also evolve over time. In addition, in evaluating an investment, the Adviser expects to depend upon information and data provided by several sources, including the relevant target companies and/or various reporting sources which could be incomplete, inaccurate, or unavailable, and which could cause the Adviser to incorrectly assess a company’s ESG practices and/or related risks. The Adviser does not intend independently to verify all ESG information reported by target companies or third parties. Further, considering ESG qualities when evaluating an investment could result in the selection or exclusion of certain investments based on the Adviser’s view of certain ESG-related and other factors and could cause the Company not to make an investment that it would have made or to make a management decision with respect to an investment differently than they would have made in the absence of the ESG policies, which could negatively impact the Company’s performance.

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

Recent Developments

From October 1, 2022 through November 9, 2022, the Company has committed approximately $20 million of new and incremental investments. This includes transactions that have closed or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore the Company believes are likely to close. From October 1, 2022 through November 9, 2022, the Company exited approximately $14 million of investment commitments.

On November 8, 2022, the Company’s Board amended and restated its bylaws that revise Section 2.9 of the bylaws regarding the preparation of voting lists in advance of stockholder meetings to conform to recent amendments to the Delaware General Corporation Law regarding preparation of such lists.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stone Point Credit Corporation

Date: November 10, 2022	By:	/s/ Scott Bronner
Name: Scott Bronner
Title: Principal Executive Officer

Date: November 10, 2022	By:	/s/ Gene Basov
Name: Gene Basov
Title: Principal Financial Officer