Form 10-K
period 2022-12-31
Stone Point Credit Corp
filed 2023-03-30
CIK 1825384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer had 43,505,203 shares of common stock, $0.001 par value per share, outstanding as of March 30, 2023.

Auditor Firm ID: 185 Auditor Name: KMPG LLP Auditor Location: Stamford, Connecticut.

Stone Point Credit Corporation

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Unless indicated otherwise, the “Company,” “we,” “us,” and “our” refer to Stone Point Credit Corporation, and the “Adviser” refers to Stone Point Credit Adviser LLC, an affiliate of Stone Point Capital LLC (“Stone Point Capital” together with the Adviser and its credit-focused affiliates, as applicable, “Stone Point Credit”). This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of any public health emergencies or crises, such as the Coronavirus (also referred to as “COVID-19” or “Coronavirus”) pandemic or similar pandemic;

•	interest rate volatility, including the discontinuation of LIBOR, could adversely affect our results, particularly because we use leverage as part of our investment strategy;

•	the impacts of rising interest and inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies;

•	general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, China, Russia and Ukraine;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with our Adviser and its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

•	the effect of changes in tax laws and regulations and interpretations thereof; and

•	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this report.

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

Risks Relating to the Company’s Business and Structure

•	The Company has little operating history.

•	The success of the Company depends in substantial part on the experience and expertise of the Adviser and its Investment Team.

•	Legal, tax and regulatory changes could occur that may adversely affect the Company at any time during its term.

•	The business of identifying and structuring investments of the types contemplated by the Company is highly competitive and involves a high degree of uncertainty.

•	The Company’s investments are subject to the risks of investing in the financial services industry.

•	Certain sectors targeted by the Company are highly cyclical and subject to significant fluctuation.

•	The information and technology systems of the Company, the Adviser and their respective service providers may be vulnerable to cyber-attacks.

•	The Common Stock is an illiquid investment for which there is not a secondary market nor is it expected that any such secondary market will develop in the future.

•	Stockholders of the Company (“Stockholders”) may be subject to significant adverse consequences in the event such a Stockholder defaults on its capital commitment to the Company.

•	Employees of the Adviser may serve as directors of some portfolio companies and, as such, may have duties to persons other than the Company, including other shareholders of such portfolio companies.

•	The Adviser will not assume any responsibility to the Company other than to render the services described in its Investment Advisory Agreement with the Company, and it will not be responsible for any action of the Board in declining to follow the Adviser’s advice or recommendations.

•	If the Company does not maintain its status as a BDC, the Company might be regulated as a closed-end investment company under the 1940 Act, which would subject it to substantially more regulatory restrictions and correspondingly decrease the Company’s operating flexibility.

•	The Company is and will remain an “emerging growth company” as defined in the JOBS Act.

•	As a public entity, the Company is subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act.

•	We have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our Stockholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year.

•	Certain of the Company’s debt investments may contain provisions providing for the payment of paid-in-kind (“PIK”) interest.

•	The Company is subject to certain restrictions imposed by ERISA.

•	Stockholders may experience dilution.

•	The net asset value and liquidity, if any, of the market for shares of the Common Stock may be significantly affected by numerous factors, some of which are beyond the Company’s control and may not be directly related to the Company’s operating performance.

•	The amount of any distributions the Company may make on the Common Stock is uncertain.

•	The Company’s business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities.

•	The Company intends to operate as a non-diversified investment company within the meaning of the 1940 Act, which means that the Company will not be limited by the 1940 Act with respect to the proportion of its assets that it may invest in a single issuer.

•	There can be no assurance that there will be a sufficient number of suitable investment opportunities satisfying the investment objectives of the Company to enable the Company to invest all of its committed capital, or that such investment opportunities will lead to completed investments by the Company.

•	The Company may co-invest in portfolio companies with third parties (including, in certain circumstances, investment funds, accounts and investment vehicles managed by the Adviser and its affiliates) through partnerships, joint ventures or other arrangements.

•	The Company may make minority investments, or may make investments in “club” deals alongside entities sponsored by other private credit or private equity firms, in portfolio companies where the Company may not have the right to appoint a director or otherwise be able to control or effectively influence the business or affairs of such entities.

•	The Company may make follow-on investments in certain portfolio companies or have the opportunity to increase an investment in certain portfolio companies.

•	The Company may, subject to the limitations described herein, incur leverage in connection with its operations, collateralized by its assets and/or capital commitments.

•	General interest rate fluctuations may have a substantial negative impact on the Company’s investments, the value of the Company’s Common Stock and the Company’s rate of return on invested capital.

•	The discontinuation of London InterBank Offered Rate (“LIBOR”) may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.

•	In connection with certain portfolio investments, the Company may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates.

•	The Adviser and its affiliates may have actual and potential conflicts of interest.

Risks Relating to the Company’s Investments

•	Increased interest rates and inflation will increase financing costs for portfolio companies.

•	The Company invests primarily by making loans.

•	The Company will acquire a significant percentage of its portfolio company investments from privately held companies in directly negotiated transactions.

•	Investments in private and middle-market companies involves a number of significant risks.

•	The Company’s investment portfolio may contain securities or instruments issued by publicly held companies.

•	The Company will accept subscriptions and will maintain books and records in dollars although the Company may invest a portion of capital outside of the United States (and in various foreign currencies).

•	The Company’s investments will be subject to various risks, particularly the risk that the Company will be unable to realize its investment objectives by sale or other disposition at attractive prices or be unable to complete any exit strategy.

•	Investing in the Company presents certain risks, including, but not limited to, risks associated with: credit, investments in loans, “higher-yielding” debt securities, stressed and distressed investments, investments in public companies, credit ratings, prepayment, and interest rates.

General Risk Factors

•	General economic conditions may affect the Company’s activities.

•	Economic recessions or downturns could impair the portfolio companies, and defaults by the portfolio companies will harm the Company’s operating results.

•	Public health emergencies could negatively affect portfolio companies and the Company’s results of operations.

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

The Adviser believes that the current market environment presents an attractive investment opportunity for the Company. Private equity sponsors have significant levels of capital available for investment, which the Adviser believes will continue to drive demand for direct lending over the coming years as private equity firms seek to deploy capital through leveraged buyouts. In addition to favorable market dynamics, the Adviser believes the Investment Team’s extensive network of contacts, which includes financial sponsors, debt investors, banks and specialty lenders, as well as the Adviser’s targeted outbound search model, combined with Stone Point’s reputation and record as a leader in investing in the financial services industry, provides the Company with a significant competitive advantage in sourcing attractive investment opportunities. Stone Point has created a network in sourcing, monitoring and workouts/restructuring that may be utilized by the Adviser as needed in managing the Company’s investments.

Corporate Structure

The Company was formed as Stone Point Capital Credit LLC, a Delaware limited liability company, on September 8, 2020. On December 1, 2020, in connection with its election to be regulated as a BDC, the Company changed its name and converted to Stone Point Credit Corporation, a Delaware corporation, and the member of Stone Point Capital Credit LLC became the sole stockholder of Stone Point Credit Corporation.

The Adviser – Stone Point Credit Adviser LLC

Subject to the supervision of the Board of Directors (the “Board”), pursuant to an investment advisory agreement between the Company and the Adviser dated December 1, 2020 (the “Investment Advisory Agreement”), the Adviser manages the day-to-day operations of the Company and provides the Company with investment advisory and management services. The Board, including a majority of the independent directors, most recently approved the renewal of the Investment Advisory Agreement for a one-year term in November 2022. The Adviser is an affiliate of Stone Point, which is an alternative investment management platform specializing in investments within the global financial services industry and related sectors with an investment track record of over 25 years. As of December 31, 2022, Stone Point had approximately $49 billion of assets under management, including approximately $4.4 billion managed by the Adviser.

Pursuant to a resource sharing agreement between Stone Point Capital and the Adviser (the “Resource Sharing Agreement”), Stone Point Capital makes the investment professionals on the Stone Point Credit investment team (the “Stone Point Credit Investment Team”) available to the Adviser for purposes of originating and identifying investment opportunities, conducting research and due diligence on prospective investments, analyzing and underwriting investment opportunities, structuring investments and monitoring and servicing the Company’s investments in accordance with the services provided by the Adviser under the Investment Advisory Agreement (“Credit Activities”). On an as needed basis, certain other investment professionals on the Stone Point Capital private equity investment team (the “Stone Point Capital Private Equity Team” and together with the Stone Point Credit Investment Team, the “Investment Team”) contribute a portion of their time, effort and expertise to support Credit Activities. The Stone Point Credit Investment Team employs a blend of top-down and bottom-up analysis. The senior members of the Stone Point Credit Investment Team have been actively involved in the alternative credit investing market for many years and have built strong relationships with private equity sponsors, banks and financial intermediaries. As of December 31, 2022, the Investment Team was comprised of more than 85 investment professionals. A majority of the Investment Team is focused on the private equity markets; however, Stone Point intends to continue to expand the dedicated Stone Point Credit Investment Team to support the ongoing growth of the Company and expansion of Credit Activities1. As of December 31, 2022, the Stone Point Credit Investment Team was comprised of more than 15 dedicated investment professionals2. In addition, the Investment Team is supported by finance, tax, operational, administrative, legal, compliance, investor relations, business development and information technology professionals. Certain of these individuals have additional responsibilities other than those relating to the Company, including the other Credit Funds and private equity products sponsored by Stone Point Capital, but allocate a portion of their time in support of the Company’s business and investment objective.

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

[1]	Certain communications between professionals within the Stone Point Capital Private Equity Team and professionals within Stone Point Credit Investment Team may be restricted due to internal policy restrictions.

[2]	Includes two investment team professionals whose focus is shared across Stone Point Credit and Stone Point Capital

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

In 2020, the Managing Directors of Stone Point Capital formed Stone Point Credit to assume responsibility for managing the corporate and consumer credit-focused investment vehicles managed by Stone Point Capital. Stone Point Credit has raised and manages a comprehensive suite of credit strategies, which are accessible through commingled funds and customized separately managed accounts. Stone Point Credit seeks to leverage the Firm’s deep industry expertise and extensive network to pursue credit-oriented investment opportunities across the financial services, business services, software and technology, and healthcare services sectors. As of December 31, 2022, the Adviser had aggregate committed capital of more than $3.0 billion.

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

The Company generally expects to invest in middle market companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $30 million and $250 million annually Typical middle market senior loans may be issued by middle market companies in the context of leveraged buyouts, acquisitions, debt refinancings, recapitalizations, and other similar transactions. Notwithstanding the foregoing, the Adviser may determine whether companies qualify as “middle market” in its sole discretion, and the Company may from time to time invest in larger or smaller companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. The Company’s target credit investments typically have maturities between 3 and 6 years and generally range in size between $20 million and $100 million. The investment size will vary with the size of the Company’s capital base. The Company has adopted a non-fundamental policy to invest, under normal market conditions, at least 75% of the value of its total assets (measured at the time of each such investment taking into account certain initial assumptions regarding the expected amount of total assets of the Company once fully invested) in portfolio companies that are in the financial services, business services, software and technology or healthcare services sectors. The remaining 25% of the value of the Company’s total assets (measured at the time of each such investment taking into account certain initial assumptions regarding the expected amount of total assets of the Company once fully invested) may be invested across a wide range of sectors (although the Company expects to avoid businesses which at the time of the Company’s investment participate in certain sectors such as payday lending, pawn shops, automobile title and tax refund anticipation loans, credit repair services, strip mining, drug paraphernalia, marijuana related businesses, tax evasion gaming and pornography).

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

Disciplined Underwriting Process. The Adviser seeks investment opportunities that it believes are attractive using a rigorous “top-down” and “bottom-up” process. The Adviser regularly evaluates and selects sectors on which to focus based on an investment thesis (top-down approach) and designates a team of investment professionals to identify leading companies and managers in these sectors (bottom-up approach). For more than 70 identified sectors of the financial services industry, this process includes:

•	Firm-wide discussions to prioritize the identified sectors;

•	Dedicating small teams of investment professionals to study these sectors;

•	Interaction with industry experts and attendance at key industry conferences; and

•	Proactive outbound calling efforts and meetings with private equity sponsors and management teams.

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

Sector Focus. The Company makes its investments primarily in sectors in which Stone Point has developed a longstanding network and can leverage real-time insights from private portfolio companies to provide a discernible origination and underwriting edge. The Adviser currently focuses the Company’s investments in the financial services, business services, software and technology, and healthcare services sectors. As a result of this specialization by the Investment Team, the Adviser believes that it is well positioned to source proprietary deals and evaluate a broad range of investments with a deep understanding of the market dynamics and cycles for these sectors.

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

Ability to Leverage Stone Point’s Experienced Investment Team. The Adviser intends to utilize Stone Point Capital’s significant resources and expertise throughout the life cycle of each investment to support the Stone Point Credit Investment Team’s Credit Activities. On an as-needed basis, Stone Point Capital Private Equity Team contributes a portion of its time, effort and expertise to support Credit Activities. Stone Point Capital has a long, successful record of making investments and managing businesses in the financial services industry. Stone Point Capital has raised nine private equity funds with an investment track record of over 25 years and a focus on investments in companies in the global financial services industry and related sectors. Stone Point Capital and its affiliates have invested in 26 asset management platforms over 15 years and Stone Point believes that its experience investing in and building businesses across a variety of credit strategies, positions the Company for success in the direct lending middle market. The Stone Point Credit Investment Team is responsible for making all investment and disposition recommendations to the Investment Committee. The Investment Committee makes all investment and disposition decisions, subject to Board oversight. As of December 31, 2022, the Investment Team is comprised of more than 85 investment professionals, operating partners and senior advisors who bring to Stone Point considerable experience with Stone Point and/or from other leading private equity, private debt, investment banking, financial services, corporate law, and accounting firms. A majority of the Investment Team is focused on the private equity markets; however, Stone Point intends to continue to expand the Stone Point Credit Investment Team to support the ongoing growth of the Company and expansion of the Credit Activities. As of December 31, 2022, the Credit Investment Team was comprised of more than 15 dedicated investment professionals3.

Experienced Investment Committee4. The Investment Committee for the Adviser is comprised of Scott J. Bronner, James D. Carey, Eric L. Rosenzweig, David J. Wermuth and Nicolas D. Zerbib. The Investment Committee currently leads the investment activities of the Credit Funds and has worked together at Stone Point for more than ten years investing across multiple credit cycles and different investing environments.

[3]	Includes two employees whose focus is shared across Stone Point Credit and Stone Point Capital.

[4]	From the Commencement of Operations through February 28, 2022, the Investment Committee for the Adviser was comprised of James D. Carey, Charles A. Davis, Stephen Friedman, David J. Wermuth and Nicolas D. Zerbib. Effective March 1, 2022, Scott J. Bronner and Eric L. Rosenzweig joined the Investment Committee and Charles A. Davis and Stephen Friedman have each assumed an advisory role to the Investment Committee.

•	Mr. Bronner is the President of the Company, a Managing Director of Stone Point, and a member of the Investment Committee, Allocation Committee and Valuation Committee of the Adviser. Prior to joining the Firm in 2009, he was in the Private Equity Division at Lehman Brothers Inc.

•	Mr. Carey is a Managing Director of Stone Point, a member of the Investment Committees of the Adviser and the Trident Funds, and a member of the Allocation Committee of the Adviser. Prior to joining the Firm in 1997, he was in the Financial Institutions Investment Banking Group at Merrill Lynch & Co. and prior to that time was an attorney with Kelley Drye & Warren LLP.

•	Mr. Rosenzweig is a Managing Director of Stone Point and a member of the Investment Committee of the Adviser. Prior to joining the Firm in 2006, he was in the Financial Institutions Investment Banking Group at UBS Investment Bank.

•	Mr. Wermuth is the Chairman of the Company, a Managing Director and the General Counsel of Stone Point, a member of the Investment Committees of the Adviser and the Trident Funds, and a member of the Allocation Committee and Valuation Committee of the Adviser. Prior to joining the Firm in 1999, he was an attorney specializing in mergers and acquisitions at Cleary, Gottlieb, Steen & Hamilton LLP and prior to that time an auditor for KPMG Peat Marwick.

•	Mr. Zerbib is a Managing Director of Stone Point, a member of the Investment Committees of the Adviser and the Trident Funds, and a member of the Valuation Committee of the Adviser. Prior to joining the Firm in 1998, he was in the Financial Institutions Group at Goldman Sachs.

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

The following table sets forth the experience of the Adviser’s Investment Committee.

The Adviser’s Investment Committee	Years in Financial Services	Years at Stone Point
Scott J. Bronner, Managing Director Member of the Investment Committee	16	14
James D. Carey, Managing Director Member of the Investment Committee	29	26
Eric L. Rosenzweig, Managing Director Member of the Investment Committee	18	16
David J. Wermuth, Managing Director, General Counsel Member of the Investment Committee	26	23
Nicolas D. Zerbib, Managing Director Member of the Investment Committee	27	24

Investment Advisory Agreement

The Company entered into the Investment Advisory Agreement dated December 1, 2020 with the Adviser. The Board, including a majority of the independent directors, most recently approved the renewal of the Investment Advisory Agreement for a one-year term in November 2022. Pursuant to the Investment Advisory Agreement, the Adviser manages the Company’s day-to-day operations and provides the Company with investment advisory services. Among other things, the Adviser (i) determines the composition and allocation of the Company’s investment portfolio, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments made by the Company; (iii) performs due diligence on prospective portfolio companies; (iv) executes, closes, services and monitors the Company’s investments; (v) determines the securities and other assets that the Company will purchase, retain or sell; (vi) arranges financings and borrowing facilities for the Company and (vii) provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its fund and (viii) to the extent permitted under the 1940 Act and the Investment Advisers Act of 1940 (the “Advisers Act”), on the Company’s behalf, and in coordination with any sub-adviser and any administrator, provides significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance under the 1940 Act, including utilizing appropriate personnel of the Adviser to, among other things, monitor the operations of the Company’s portfolio companies, participate in board and management meetings, consult with and advise officers of portfolio companies and provide other organizational and financial consultation. The Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Adviser is generally free to furnish similar services to other entities so long as its performance under the Investment Advisory Agreement is not adversely affected.

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

Pre-incentive fee net investment income means interest income, dividend income and any other income accrued during the calendar quarter, minus operating expenses for the quarter, including the base Management Fee, expenses payable to the Administrator under the Administration Agreement, any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding (x) the Incentive Fee and (y) any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with payment-in-kind (“PIK”) interest and zero-coupon securities), accrued income that the Company has not yet received in cash. The Adviser is not obligated to return to the Company the Incentive Fee it receives on PIK interest that is later determined to be uncollectible in cash.

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

Indemnification

Pursuant to the Investment Advisory Agreement, the Adviser and its directors, officers, Stockholders, members, agents, representatives, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of the Adviser will not be liable to the Company for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. The Company will also agree to indemnify, defend and protect the Adviser and its directors, officers, Stockholders, members, agents, representatives, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of the Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of the Adviser not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties.

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

Expenses

The Company’s primary operating expenses include the payment of fees to the Adviser under the Investment Advisory Agreement, the Company’s allocable portion of overhead expenses under the Administration Agreement, and all other costs and expenses relating to the Company’s operations and transactions, including: operational and organizational costs; the costs of any public offerings of the Company’s Common Stock and other securities, including registration and listing fees; the cost of calculating the Company’s net asset value, including the cost and expenses of third-party valuation services; fees and expenses payable to third parties relating to evaluating, making and disposing of investments, including the Adviser’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments, monitoring investments and, if necessary, enforcing the Company’s rights; interest payable on debt and other borrowing costs, if any, incurred to finance the Company’s investments; costs of effecting sales and repurchases of the Company’s Common Stock and other securities; the base Management Fee and any incentive fee; distributions on the Company’s Common Stock; transfer agent and custody fees and expenses; the allocated costs incurred by the Administrator in providing managerial assistance to those portfolio companies that request it; other expenses incurred by the Administrator, the Adviser or the Company in connection with administering the Company’s business, including payments made to third-party providers of goods or services; brokerage fees and commissions; federal and state registration fees; U.S. federal, state and local taxes; independent directors’ fees and expenses; costs associated with the Company’s reporting and compliance obligations under the 1940 Act and applicable U.S. federal and state securities laws; costs of any reports, proxy statements or other notices to Stockholders, including printing costs; costs of holding Stockholders meetings; the Company’s fidelity bond; directors’ and officers’ errors and omissions liability insurance, and any other insurance premiums; litigation, indemnification and other non-recurring or extraordinary expenses; direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, staff, audit, compliance, tax and legal costs; fees and expenses associated with marketing efforts; dues, fees and charges of any trade association of which the Company is a member; and all other expenses reasonably incurred by the Company, the Administrator or the Sub-Administrator in connection with administering the Company’s business.

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

After an Exchange Listing, if any, the number of shares of Common Stock to be issued to a Stockholder is expected to be determined by dividing the total dollar amount of the distribution payable to such Stockholder by the market price per share of the Company’s Common Stock at the close of regular trading on the national securities exchange on which the Company’s Common Stock is traded on the date of such distribution. However, in the event the market price per share on the date of such distribution exceeds the most recently computed net asset value per share, the Company would expect to issue shares of Common Stock at the greater of the most recently computed net asset value per share or 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeds the most recently computed net asset value per share). The market price per share on that date would be the closing price for the shares of Common Stock on the national securities exchange on which the Common Stock is traded or, if no sale is reported for such day, at the average of their reported bid and asked prices.

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

The Company does not intend to acquire securities issued by any investment company whereby the Company’s investment would exceed the limits imposed by the 1940 Act. Under those limits, the Company generally cannot acquire more than (i) 3% of the total outstanding voting stock of any investment company, (ii) invest more than 5% of the value of the Company’s total assets in the securities of one investment company, or (iii) invest more than 10% of the value of the Company’s total assets in the securities of investment companies in general. These limitations do not apply where the Company (i) makes investments through a subsidiary or (ii) acquires interests in a money market fund as long as the Company does not pay a sales charge or service fee in connection with the purchase. In October 2020, the SEC adopted certain regulatory changes related to the ability of investment companies, including BDCs, to invest in other investment companies in excess of the limits imposed by the 1940 Act. These changes include, among other things, the adoption of Rule 12d1-4 under the 1940 Act. Under Rule 12d1-4, the Company may acquire securities issued by any investment company in excess of the limits imposed by the 1940 Act as long as the Company complies with the conditions of Rule 12d1-4, which include, among other things, certain post-acquisition limits on control and voting of any acquired RIC. The portion of the Company’s portfolio invested in securities issued by investment companies, if any, ordinarily will subject Stockholders to additional expenses. The Company’s investment portfolio is also subject to diversification requirements by virtue of the Company’s intention to be a RIC for U.S. tax purposes.

None of the Company’s policies described above are fundamental and each such policy may be changed without Stockholder approval, subject to any limitations imposed by the 1940 Act.

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

Compliance Policies and Procedures

The Company and the Adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures. Jacqueline M. Giammarco currently serves as the Company’s Chief Compliance Officer.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect the Company. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, the Company’s Principal Executive Officer and Principal Financial Officer must certify the accuracy of the financial statements contained in the Company’s periodic reports;

•	pursuant to Item 307 of Regulation S-K, the Company’s periodic reports must disclose the Company’s conclusions about the effectiveness of its disclosure controls and procedures;

•	pursuant to Rule 13a-15 of the Exchange Act, the Company’s management is required to prepare a report regarding its assessment of the Company’s internal control over financial reporting and (once the Company ceases to be an emerging growth company under the JOBS Act or, if later, for the year following the Company’s first annual report required to be filed with the SEC) must obtain an audit of the effectiveness of internal control over financial reporting performed by its independent registered public accounting firm; and

•	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, the Company’s periodic reports must disclose whether there were significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Stockholders may, without charge, obtain information regarding how the Company voted proxies with respect to the Company’s portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 20 Horseneck Lane, Greenwich, Connecticut 06830 or by contacting the Company’s investor relations department at SPCreditIR@stonepoint.com.

Privacy Principles

The Company considers privacy to be fundamental to its relationship with its Stockholders. The Company is committed to maintaining the confidentiality, integrity and security of a Stockholder’s non-public personal information. Accordingly, the Company has developed internal policies and practices to protect the confidentiality of non-public personal information while still meeting Stockholders’ needs. The Company is providing this notice to Stockholders to describe what kinds of information the Company collects about Stockholders, how that information is used, the circumstances in which that information may be disclosed to third parties, and certain rights that Stockholders may have with respect to that information. Stockholders can find the Company’s privacy policy at www.stonepoint.com. This notice may be changed at any time, provided a notice of such change is given to Stockholders. If you are an investor or prospective investor and you provide personal information on behalf of any natural person to us, you should provide a copy of this notice to that person.

Reporting Obligations

The Company will furnish the Stockholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as the Company determines to be appropriate or as may be required by law. The Company is required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act. Stockholders and the public may view materials the Company files with the SEC free of charge on its website (http://www.sec.gov) or by contacting the Company’s investor relations department at SPCreditIR@stonepoint.com.

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

Investors should note that this summary does not purport to be a complete description of all the tax aspects affecting the Company or the Stockholders. For example, this summary does not describe all of the U.S. federal income tax consequences that may be relevant to certain types of Stockholders subject to special treatment under the U.S. federal income tax laws, including Stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, partnerships or other pass-through entities and their owners, Non-U.S. Stockholders (as defined below) engaged in a trade or business in the United States or entitled to claim the benefits of an applicable income tax treaty, persons who have ceased to be U.S. citizens or to be taxed as residents of the United States, U.S. Stockholders (as defined below) whose functional currency is not the U.S. dollar, persons holding the Company’s Common Stock in connection with a hedging, straddle, conversion or other integrated transaction, dealers in securities, traders in securities that elect to use a mark-to-market method of accounting for securities holdings, pension plans and trusts, and financial institutions. This summary assumes that Stockholders hold shares of Common Stock as capital assets for U.S. federal income tax purposes (generally, assets held for investment). This summary does not discuss any aspects of U.S. estate or gift taxation, U.S. state or local taxation or non-U.S. taxation. It does not discuss the special treatment under U.S. federal income tax laws that could result if the Company invests in tax-exempt securities or certain other investment assets.

For purposes of this discussion, a “U.S. Stockholder” is a beneficial owner of shares of Common Stock that is, for U.S. federal income tax purposes:

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

For purposes of this discussion, a “Non-U.S. Stockholder” is a beneficial owner of shares of Common Stock that is not a U.S. Stockholder or a partnership (or an entity or arrangement treated as a partnership) for U.S. federal income tax purposes.

If a partnership, or other entity or arrangement treated as a partnership for U.S. federal income tax purposes, holds shares of Common Stock, the U.S. federal income tax treatment of a partner in the partnership generally will depend on the status of the partner, the activities of the partnership and certain determinations made at the partner level. A Stockholder that is a partnership holding shares of Common Stock, and each partner in such a partnership, should consult his, her or its own tax adviser with respect to the tax consequences of the purchase, ownership and disposition of shares of Common Stock.

Tax matters are very complicated and the tax consequences to each Stockholder of the ownership and disposition of shares of Common Stock will depend on the facts of his, her or its particular situation. Investors should consult their own tax adviser regarding the specific tax consequences of the ownership and disposition of shares of Common Stock to them, including tax reporting requirements, the applicability of U.S. federal, state and local tax laws and non-U.S. tax laws, eligibility for the benefits of any applicable income tax treaty and the effect of any possible changes in the tax laws.

Election to be Taxed as a RIC

In 2020, the Company elected to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any income or gains that the Company timely distributes as dividends to Stockholders. Rather, dividends the Company distributes generally will be taxable to Stockholders, and any net operating losses, foreign tax credits and other of the Company’s tax attributes generally will not pass through to Stockholders, subject to special rules for certain items such as net capital gains and qualified dividend income the Company recognizes. To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify as a RIC, the Company must timely distribute dividends to Stockholders of an amount generally at least equal to 90% of the Company’s investment company taxable income (determined without regard to the dividends paid deduction), which is generally the Company’s net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, and 90% of the Company’s net tax-exempt income, if any, for each taxable year (the “Annual Distribution Requirement”).

Taxation as a RIC

If the Company qualifies as a RIC and satisfies the Annual Distribution Requirement, then the Company will not be subject to U.S. federal income tax on the portion of the Company’s investment company taxable income, net tax-exempt income, if any, and net capital gain (generally, net long-term capital gain in excess of net short-term capital loss) that the Company timely distributes (or is deemed to timely distribute) as dividends to Stockholders. The Company will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to Stockholders.

The Company generally will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year unless the Company distributes dividends in a timely manner to Stockholders of an amount at least equal to the sum of (1) 98% of the Company’s net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the Company’s capital gain net income (adjusted for certain ordinary losses) generally for the one-year period ending October 31 in such calendar year and (3) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years (the “Excise Tax Avoidance Requirement”). Any distribution declared by the Company during October, November or December of any calendar year, payable to Stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by the Company, as well as received by U.S. Stockholders, on December 31 of the calendar year in which the distribution was declared. The Company will not be subject to the U.S. federal excise tax on amounts on which the Company is required to pay U.S. federal income tax (such as retained net capital gains). Depending upon the level of taxable income earned in a taxable year, the Company may choose to carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax.

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

A RIC Is limited in its ability to deduct expenses in excess of its investment company taxable income. If the Company’s expenses in a given taxable year exceed its investment company taxable income, the Company may experience a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its shareholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. In the event that a RIC were to experience an ownership change as defined under the Code, the capital loss carryforwards and other favorable tax attributes of the RIC, if any, may be subject to limitation. Due to these limits on deductibility of expenses and net capital losses, the Company may for tax purposes have aggregate taxable income for several years that the Company is required to distribute and that is taxable to Stockholders even if such taxable income is greater than the net income the Company actually earns during those taxable years.

For U.S. federal income tax purposes, the Company will include in its taxable income certain amounts that it has not yet received in cash. For example, if the Company holds debt obligations that are treated under applicable U.S. federal income tax rules as having original issue discount (“OID”) (such as debt instruments with PIK interest or, in certain cases, that have increasing interest rates or are issued with warrants), the Company must include in its taxable income in each taxable year a portion of the OID that accrues over the life of the obligation, regardless of whether the Company receives cash representing such income in the same taxable year. The Company may also have to include in its taxable income other amounts that the Company has not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Further, the Company may elect to amortize market discount on debt investments and currently include such amounts in its taxable income, instead of upon their sale or other disposition, as any failure to make such election would limit the Company’s ability to deduct interest expense for tax purposes. Because such OID or other amounts accrued will be included in the Company’s investment company taxable income for the taxable year of accrual, the Company may be required to make distributions to Stockholders in order to satisfy the Annual Distribution Requirement and/or the Excise Tax Avoidance Requirement, even though the Company will have not received any corresponding cash payments. Accordingly, to enable the Company to make distributions to Stockholders that will be sufficient to enable the Company to satisfy the Annual Distribution Requirement, the Company may need to sell some of its assets at times and/or at prices that it would not consider advantageous, the Company may need to raise additional equity or debt capital or the Company may need to forego new investment opportunities or otherwise take actions that are disadvantageous to its business (or be unable to take actions that are advantageous to its business). If the Company is unable to obtain cash from other sources to enable the Company to satisfy the Annual Distribution Requirement, the Company may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable state and local taxes).

Because the Company expects to use a subscription facility, the Company may be prevented from making distributions to Stockholders in certain circumstances. In addition, under the 1940 Act, the Company is generally not permitted to make distributions to Stockholders while its debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Limits on the Company’s distributions to Stockholders may prevent the Company from satisfying the Annual Distribution Requirement and, therefore, may jeopardize the Company’s qualification for taxation as a RIC, or may cause the Company to be subject to the 4% nondeductible U.S. federal excise tax.

Although the Company does not presently expect to do so, the Company may borrow funds and sell assets in order to make distributions to Stockholders that are sufficient for the Company to satisfy the Annual Distribution Requirement. However, the Company’s ability to dispose of assets may be limited by (1) the illiquid nature of its portfolio and/or (2) other requirements relating to the Company’s status as a RIC, including the Diversification Tests. If the Company disposes of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, the Company may make such dispositions at times that, from an investment standpoint, are not advantageous. Alternatively, although the Company currently does not intend to do so, to satisfy the Annual Distribution Requirement, the Company may declare a taxable dividend payable in the Company’s stock or cash at the election of each Stockholder. In such case, for U.S. federal income tax purposes, the amount of the dividend paid in the Company’s Common Stock will generally be equal to the amount of cash that could have been received instead of the Company’s stock.

Distributions the Company makes to Stockholders may be made from the Company’s cash assets or by liquidation of its investments, if necessary. The Company may recognize gains or losses from such liquidations. In the event the Company recognizes net capital gains from such transactions, Stockholders may receive a larger capital gain distribution than they would have received in the absence of such transactions.

Failure to Qualify as a RIC

If the Company failed to satisfy the 90% Income Test for any taxable year or the Diversification Tests for any quarter of a taxable year, the Company might nevertheless continue to qualify as a RIC for such taxable year if certain relief provisions of the Code applied (which might, among other things, require the Company to pay certain corporate-level U.S. federal taxes or to dispose of certain assets). If the Company failed to qualify for treatment as a RIC and such relief provisions did not apply to the Company, the Company would be subject to U.S. federal income tax on all of its taxable income at regular corporate U.S. federal income tax rates (and the Company also would be subject to any applicable state and local taxes), regardless of whether the Company makes any distributions to Stockholders. The Company would not be able to deduct distributions to Stockholders, nor would distributions to Stockholders be required to be made for U.S. federal income tax purposes. Any distributions the Company makes generally would be taxable to U.S. Stockholders as ordinary dividend income and, subject to certain limitations under the Code, would be eligible for the 20% maximum rate generally applicable to individuals and other non-corporate U.S. Stockholders, to the extent of the Company’s current or accumulated earnings and profits. Subject to certain limitations under the Code, U.S. Stockholders that are corporations for U.S. federal income tax purposes generally would be eligible for the dividends-received deduction. Distributions in excess of the Company’s current and accumulated earnings and profits would be treated first as a return of capital to the extent of the Stockholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain.

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

A portfolio company in which the Company invests may face financial difficulties that require the Company to work-out, modify or otherwise restructure the Company’s investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in the Company receiving assets that give rise to non-qualifying income for purposes of the 90% Income Test or otherwise would not count toward satisfying the Diversification Tests. Furthermore, some of the income that the Company might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to the Company’s investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test. To manage the risk that such income might disqualify the Company as a RIC for failure to satisfy the 90% Income Test, one or more subsidiary entities treated as U.S. corporations for entity-level income tax purposes may be employed to earn such income and (if applicable) hold the related asset. Such subsidiary entities will be required to pay entity-level income tax on their earnings, which ultimately will reduce the yield to Stockholders on such fees and income.

Gain or loss recognized by the Company from warrants or other securities acquired by the Company, as well as any loss attributable to the lapse of such warrants, generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term depending on how long the Company held a particular warrant or security.

The Company’s investment in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes. In that case, the Company’s yield on those securities would be decreased. U.S. Stockholders generally will not be entitled to claim a U.S. foreign tax credit or deduction with respect to non-U.S. taxes paid by the Company.

If the Company acquires shares in a passive foreign investment company (“PFIC”), the Company may be subject to U.S. federal income tax on a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if the Company distributes such income as a taxable dividend to Stockholders. Additional charges in the nature of interest generally will be imposed on the Company in respect of deferred taxes arising from any such excess distribution or gain. If the Company invests in the shares of a PFIC and elects to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, the Company will be required to include in income each year the Company’s proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, the Company may be able to elect to mark its shares in a PFIC at the end of each taxable year to market; in this case, the Company will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases in such value included in the Company’s income. The Company’s ability to make either election will depend on factors beyond the Company’s control and is subject to restrictions which may limit the availability of the benefit of these elections. Under either election, the Company may be required to recognize in a taxable year income in excess of any distributions the Company receives from PFICs and any proceeds from dispositions of PFIC stock during that taxable year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of determining whether the Company satisfies the Excise Tax Avoidance Requirement. See “– Taxation as a RIC” above.

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

Risks Relating to the Company’s Business and Structure

Little Operating History

The Company has little operating history upon which to evaluate the Company’s performance and the Adviser and its affiliates have not previously sponsored a BDC. The performance of the Investment Team’s past portfolio investments associated with the Stone Point Funds is not necessarily indicative of the results that will be achieved by the Company. The Company is subject to all of the business risks and uncertainties associated with any new business, including the risk that the Company will not achieve its investment objective, or that the Company will not qualify or maintain the Company’s qualification to be treated as a RIC under Subchapter M of the Code, and that the value of any Stockholder’s investment could decline substantially.

The Adviser and its affiliates have limited experience managing a BDC, and the investment philosophy and techniques used by the Adviser to manage a BDC may differ from the investment philosophy and techniques previously employed by the Stone Point Funds in identifying and managing past investments. In addition, the 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. The Adviser’s limited experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve the Company’s investment objective.

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

Business and Regulatory Risks of Alternative Asset Investments

Legal, tax and regulatory changes could occur that may adversely affect the Company at any time during its term. The legal, tax and regulatory environment for BDCs and other vehicles that invest in alternative investments is evolving, and changes in the regulation and market perception of such vehicles, including changes to existing laws and regulations and increased criticism of the BDC, private credit, private equity and other sectors within the alternative asset industry by some politicians, government representatives, regulators and market commentators, may adversely affect the ability of the Company to pursue its investment strategy, its ability to obtain leverage and financing and the value of investments held by the Company. In recent years, market disruptions and the dramatic increase in the capital allocated to alternative investment strategies have led to increased governmental as well as self-regulatory scrutiny of the alternative investment fund industry in general, and certain legislation proposing greater regulation of the industry periodically is considered by the governing bodies of both U.S. and non-U.S. jurisdictions. It is impossible to predict what, if any, changes may be instituted with respect to the regulations applicable to the Company, the Adviser, their respective affiliates, the markets in which they trade and invest, the Stockholders or the counterparties with which they do business, or what effect such legislation or regulations might have. There can be no assurance that the Company, the Adviser or their respective affiliates will be able, for financial reasons or otherwise, to comply with future laws and regulations, and any regulations that restrict the ability of the Company to implement its investment strategy could have a material adverse impact on the Company’s portfolio. To the extent that the Company or its investments are or may become subject to regulation by various agencies in the United States or non-U.S. jurisdictions, the costs of compliance will be borne by the Company.

The SEC and other various U.S. federal, state and local agencies may conduct examinations and inquiries into, and bring enforcement and other proceedings against, the Company, the Adviser or their respective affiliates. The Company, the Adviser or their respective affiliates may receive requests for information or subpoenas from the SEC and other state, federal and non-U.S. regulators from time to time in connection with such inquiries and proceedings and otherwise in the ordinary course of business. These requests may relate to a broad range of matters, including specific practices of the Company, the Adviser, the securities in which the Adviser invests on behalf of the Company and/or clients, or industry-wide practices. Certain costs of any such increased reporting, registration and compliance requirements are expected to be borne by the Company and may furthermore place the Company at a competitive disadvantage to the extent that the Company or the Adviser is required to disclose sensitive business information.

Competitive Nature of the Adviser’s Business

The business of identifying and structuring investments of the types contemplated by the Company is highly competitive and involves a high degree of uncertainty. The Adviser expects to encounter competition from other entities having similar investment objectives, including other BDCs, private equity and credit funds, strategic industry acquirers, registered investment companies, specialty finance companies, banks, broker-dealers , investment partnerships and corporations, and other financial investors. Some of these competitors may have more relevant experience and contacts or better resources than the Adviser or may not be subject to the regulatory restrictions that the 1940 Act imposes on the Company as a BDC and that the Code imposes on the Company as a RIC. Such other investors may make competing offers for investment opportunities that are identified, and even after an agreement in principle has been reached with the board of directors or owners of an acquisition target, consummating the transaction will be subject to myriad uncertainties, only some of which are foreseeable or within the control of the Adviser. To the extent that the Adviser encounters competition with respect to the Company’s investments, yields to Stockholders may be reduced. In addition to competition from other investors, the availability of investment opportunities generally will be subject to market conditions as well as, in many cases, the prevailing regulatory or political climate.

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

Systems Risk; Cyber Security Breaches and Identity Theft

The Company and the Adviser rely extensively on computer programs and systems (and could rely on new systems and technology in the future) for various purposes, including trading, clearing, and settling transactions, evaluating certain investments, monitoring their portfolios and net capital, and generating risk management and other reports that are critical to oversight of the Company’s activities. Certain of the Company’s and the Adviser’s operations will be dependent upon systems operated by third parties, including prime brokers, administrators, market counterparties and their sub-custodians and other service providers, though the Adviser could perform certain of these functions internally in reliance on their own systems (the cost of which could be borne by the Company). The Company’s service providers could also depend on information technology systems that could or could not be controlled by them and, notwithstanding the diligence that the Company could perform on its service providers, the Company could not be able to verify the risks or reliability of such information technology systems.

The Company, the Adviser, and their affiliates and their service providers are subject to risks associated with a breach in cybersecurity. Cybersecurity is a generic term used to describe the technology, processes and practices designed to protect networks, systems, computers, programs, and data from both intentional cyber-attacks and hacking by other computer users, as well as unintentional damage or interruption that, in either case, can result in damage and disruption to hardware and software systems, loss or corruption of data and/or misappropriation of confidential information. Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. The Adviser and its service providers’ information and technology systems may be vulnerable to damage or interruption from computer viruses and other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes, and earthquakes. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete, or modify private and sensitive information. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in Stone Point’s, the Company’s and/or a portfolio investment’s operations and result in a failure to maintain the security, confidentiality, or privacy of sensitive data, including personal information relating to the Company’s Stockholders and the intellectual property and trade secrets of Stone Point and/or portfolio entities. Such a failure could harm Stone Point, the Company’s and/or a portfolio investment’s reputation, subject any such entity and their respective affiliates to legal claims and adverse publicity and otherwise affect their business and financial performance. The use of internet or cloud-based programs, technologies and data storage applications generally heighten certain of these risks, and the risks of attack are heightened in remote work environments.

FOIA/Public Disclosure

As a result of the U.S. Freedom of Information Act (“FOIA”), any governmental public records access law, any state or other jurisdiction’s laws similar in intent or effect to FOIA, or any other similar statutory or regulatory requirement, the Company, the Adviser, the Stockholders or any of their respective services providers or their affiliates may be required to disclose information relating to the Company, or their affiliates, and/or any entity in which an investment is made, which disclosure could, for example, affect the Company’s competitive advantage in finding attractive investment opportunities. In addition, some of the shares of Common Stock may be held by Stockholders that are subject to public disclosure requirements, such as public pension plans and listed investment vehicles. The amount of information about their investments that is required to be disclosed has increased in recent years, and that trend may continue. While the Adviser may, in seeking to prevent any such potential disclosure, withhold all or any part of the information otherwise to be provided to certain or all Stockholders, such information may not be withheld in many circumstances. To the extent that disclosure of confidential information relating to the Company or its investments results from shares of Common Stock being held by such Stockholders, the Company may be adversely affected.

Duties of the Adviser and the Stockholder’s Rights

The Adviser is engaged to provide the Company (and not any individual Stockholder) with portfolio management and certain administrative services. As such, and to the fullest extent permitted by law, none of the Stockholder will have direct rights against the Adviser and the Adviser does not represent or owe any duty to any individual Stockholder in the Company in connection with its appointment to provide such services.

Interpretation of Governing Agreements and Legal Requirements

The governing and related documents of the Company (the “Governing Agreements”) are detailed agreements that establish complex arrangements among the Adviser, the Company and its investors, and other entities and individuals. Questions will arise from time to time under the Governing Agreements regarding the parties’ rights and obligations in certain situations, some of which the parties may not have considered while drafting and executing the Governing Agreements. In these instances, the applicable provisions of the Governing Agreements, if any, may be broad, general, ambiguous, or conflicting, and may permit more than one reasonable interpretation. At times, there may not be provisions directly applicable to the situation at hand. While the Company will construe the provisions set forth in the Governing Agreements (including any “hedge clauses” discussed below) in good faith and in a manner consistent with its legal obligations, the interpretations it adopts may not necessarily be, and need not be, the most favorable interpretations for its Stockholders.

The Governing Agreements contain provisions (sometimes referred to as “hedge clauses”) that provide that the Adviser and its agents have no responsibility or liability for any loss incurred by the Company or any Stockholder arising in connection with their activities on behalf of, or their association with, the Company provided that such exculpation will not apply where such person committed certain bad acts (including fraud, willful misfeasance or gross negligence). Hedge clauses are limited by, among other things, Section 206 of the Advisers Act, which the SEC has interpreted to impose certain duties on investment advisers that are not waivable.

Restrictions on Transfer and Withdrawal

The Common Stock has not been and may never be registered under the Securities Act and, unless so registered, may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Common Stock is an illiquid investment for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. Stockholders generally may not sell, assign or transfer their shares without prior written consent of the Adviser (unless the transfer is to an affiliate), which the Adviser may grant or withhold in its sole discretion. Except in limited circumstances for legal or regulatory purposes, Stockholders are not entitled to redeem their shares of Common Stock. Stockholders must be prepared to bear the economic risk of an investment in the Company for an indefinite period. The Company is generally not able to issue or sell Common Stock at a price below net asset value per share. The Company may, however, sell Common Stock, or warrants, options or rights to acquire Common Stock, at a price below the then-current net asset value per share of Common Stock, if the Board determines that such sale is in the Company’s best interests, and if Stockholders approve the sale. In any such case, the price at which the Company’s securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities (less any distributing commission or discount). If the Company raises additional funds by issuing Common Stock or senior securities convertible into, or exchangeable for, Common Stock, then the percentage ownership of Stockholders at that time will decrease, and Stockholders may experience dilution.

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

No Right to Control the Company’s Operations

Stockholders in the Company will have no opportunity to control the day-to-day operations of the Company, including investment and disposition decisions. In order to safeguard their limited liability from the liabilities and obligations of the Company, Stockholders must rely on the Adviser’s ability to identify, structure and implement investments consistent with the investment objectives and policies of the Company.

Consequences of Default

Stockholders may be subject to significant adverse consequences in the event such a Stockholder defaults on its capital commitment to the Company. In addition to losing its right to participate in future Drawdowns, a defaulting Stockholder may be forced to transfer its shares of Common Stock to a third party for a price that is less than the net asset value of such shares of Common Stock.

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

Possibility of Fraud and Other Misconduct of Employees of the Adviser and Service Providers

Misconduct by employees of the Adviser, service providers and/or their respective affiliates could cause significant losses. Misconduct could include entering into transactions without authorization, the failure to comply with operational and risk procedures, including due diligence procedures, misrepresentations as to investments being considered by the Company, the improper use or disclosure of confidential or material non-public information, which could result in litigation, regulatory enforcement or serious financial harm, including limiting the business prospects or future marketing activities of the Company, and noncompliance with applicable laws or regulations (including in the workplace via inappropriate or unlawful behavior or actions directed to other employees) and the concealing of any of the foregoing. Such activities could result in reputational damage, litigation, business disruption and/or financial losses to the Company. Stone Point has controls and procedures through which it seeks to minimize the risk of such misconduct occurring. However, no assurances can be given that Stone Point will be able to identify or prevent such misconduct.

Qualifying Assets

As a BDC, the 1940 Act prohibits the Company from acquiring any assets other than certain qualifying assets unless, at the time of and after giving effect to such acquisition, at least 70% of the Company’s total assets are qualifying assets. Therefore, the Company may be precluded from investing in what the Adviser believes are attractive investments if such investments are not qualifying assets. Conversely, if the Company fails to invest a sufficient portion of its assets in qualifying assets, the Company could lose its status as a BDC, which would have a material adverse effect on the Company’s business, financial condition, and results of operations. Similarly, these rules could prevent the Company from making additional investments in existing portfolio companies, which could result in the dilution of the Company’s position or could require the Company to dispose of investments at an inopportune time to comply with the 1940 Act. If the Company is forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Status as Business Development Company

If the Company does not maintain its status as a BDC, the Company might be regulated as a closed-end investment company under the 1940 Act, which would subject it to substantially more regulatory restrictions and correspondingly decrease the Company’s operating flexibility.

Emerging Growth Company Status

The Company expects to qualify as an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of the Company’s initial public offering of common equity securities, (ii) in which the Company has total annual gross revenue of at least $1.235 billion, or (iii) in which the Company is deemed to be a large accelerated filer, which means the market value of the Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as the Company remains an “emerging growth company,” it will likely take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). It is not possible to predict if prospective investors will find the Common Stock less attractive because the Company will rely on some or all of these exemptions.

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

Exchange Act Filing Requirements

Because the Company is subject to the reporting requirements under the Exchange Act, ownership information for any person who beneficially owns 5% or more of the Common Stock will have to be disclosed in a Schedule 13G, Schedule 13D or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, Stockholders who choose to reinvest their dividends may see their percentage stake in the Company increase to more than 5%, thus triggering this filing requirement. Each Stockholder is responsible for determining their filing obligations and preparing the filings. In addition, Stockholders who hold more than 10% of a class of the Company’s shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the Company’s profits from the purchase and sale, or sale and purchase, of registered stock within a six-month period.

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

Additionally, the Company has undertaken the process of documenting its internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of its internal control over financial reporting. Additionally, the Company’s independent registered public accounting firm is required to formally attest to the effectiveness of the internal control over financial reporting. If the Company is not able to adequately implement the requirements of Section 404, the Company’s operations, financial reporting or financial results could be adversely affected. Matters impacting the Company’s internal controls may cause the Company to be unable to report its financial information on a timely basis and thereby subject the Company to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and may result in a breach of the covenants under the agreements governing any of its financing arrangements, if any. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Company and the reliability of its financial statements. Confidence in the reliability of the Company’s financial statements could also suffer if the Company or its independent registered public accounting firm were to report a material weakness in the Company’s internal control over financial reporting. This could materially adversely affect the Company and, following an Exchange Listing, lead to a decline in the market price of the Common Stock.

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

As a result of the “Annual Distribution Requirement” (i.e., the requirements that the Company must distribute to its Stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, and 90% of the Company’s net tax-exempt income, if any) to qualify for tax treatment as a RIC, the Company may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. The Company expects to be able to issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that the ratio of the Company’s total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, equals at least 150% after such incurrence or issuance. If the Company issues senior securities, it will be exposed to risks associated with leverage, including an increased risk of loss. The Company’s ability to issue different types of securities is also limited. Compliance with RIC distribution requirements may unfavorably limit the Company’s investment opportunities and reduce its ability in comparison to other companies to profit from favorable spreads between the rates at which the Company can borrow and the rates at which it can lend. Therefore, the Company intends to seek to continuously issue equity securities, which may lead to Stockholder dilution.

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

Until and unless the Company is treated as a publicly offered RIC as a result of either (1) shares of its Common Stock and preferred stock collectively being held by at least 500 persons at all times during a taxable year, (2) shares of its Common Stock being continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (3) shares of its Common Stock being treated as regularly traded on an established securities market, each U.S. Stockholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from the Company in the amount of such U.S. Stockholder’s allocable share of the management and incentive fees paid to the Adviser and certain of the Company’s other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Stockholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. Stockholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. Stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. Stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. Stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.

Phantom Income

For U.S. federal income tax purposes, the Company will include in its taxable income certain amounts that it has not yet received in cash. For example, if the Company holds debt obligations that are treated under applicable U.S. federal income tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, that have increasing interest rates or are issued with warrants), the Company must include in its taxable income in each taxable year a portion of the OID that accrues over the life of the obligation, regardless of whether the Company receives cash representing such income in the same taxable year. The Company may also have to include in its taxable income other amounts that the Company has not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Further, the Company may elect to amortize market discount on debt investments and currently include such amounts in its taxable income, instead of upon their sale or other disposition, as any failure to make such election would limit the Company’s ability to deduct interest expense for tax purposes. Because such OID or other amounts accrued are included in the Company’s investment company taxable income for the taxable year of accrual, the Company may be required to make distributions to Stockholders in order to satisfy the Annual Distribution Requirement (as defined below) and/or excise tax avoidance requirement, even though the Company will have not received any corresponding cash payments. Accordingly, to enable the Company to make distributions to Stockholders that will be sufficient to enable the Company to satisfy the Annual Distribution Requirement, the Company may need to sell some of its assets at times and/or at prices that it would not consider advantageous, the Company may need to raise additional equity or debt capital or the Company may need to forego new investment opportunities or otherwise take actions that are disadvantageous to its business (or be unable to take actions that are advantageous to its business). If the Company is unable to obtain cash from other sources to enable the Company to satisfy the Annual Distribution Requirement, the Company may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable state and local taxes).

Stock Dividend

Although the Company currently does not intend to do so, the Company may declare a large portion of a dividend in shares of the Company’s stock at the election of each Stockholder. An IRS Revenue Procedures allows a publicly offered RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all Stockholders is required to be at least 20% of the aggregate declared distribution. The Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes. As a result, Stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. It is unclear whether the Company will be a publicly offered RIC and to what extent the Company will be able to pay taxable dividends in cash and Common Stock (whether pursuant to IRS Revenue Procedure, a private letter ruling or otherwise).

Dividend Reinvestment

Stockholders that participate in the Company’s dividend reinvestment plan will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in the Company’s Common Stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless a Stockholder is a tax-exempt entity, the Stockholder may have to use funds from other sources to pay the tax liability on the value of the Company’s Common Stock received as a result of the distribution.

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

Takeover Attempts

The Company’s charter, as well as certain statutory and regulatory requirements, contains certain provisions that may have the effect of discouraging a third party from attempting to acquire the Company. The Board is comprised of directors with staggered terms, which is intended to prevent Stockholders from removing a majority of directors in any given election. This, along with other anti-takeover provisions, may inhibit a change of control in circumstances that could give Stockholders the opportunity to realize a premium over the value of shares of the Common Stock.

Dilution

The Company’s charter authorizes the issuance of additional shares of Common Stock without requiring the approval of the Stockholders. Stockholders will not have preemptive rights to purchase any shares issued by the Company in the future. The Company’s charter authorizes the issue of up to 250,000,000 shares of Common Stock. The Board may elect to sell additional shares in the future or issue equity interests in private offerings. To the extent the Company issues additional equity interests at or below net asset value, an existing Stockholder’s percentage ownership interest in the Company may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of the Company’s investments, Stockholders may also experience dilution in the book value and fair value of their shares.

Under the 1940 Act, the Company is generally prohibited from issuing or selling Common Stock at a price below net asset value per share, which may be a disadvantage as compared with certain public companies. The Company may, however, sell Common Stock, or warrants, options, or rights to acquire Common Stock, at a price below the current net asset value of the Common Stock if the Board and independent directors determine that such sale is in the Company’s best interests and the best interests of Stockholders, and the Stockholders, including a majority of those Stockholders that are not affiliated with the Company, approve such sale. In any such case, the price at which the Company’s securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the fair value of such securities (less any distributing commission or discount). If the Company raises additional funds by issuing Common Stock or senior securities convertible into, or exchangeable for, Common Stock, then the percentage ownership of existing Stockholders at that time will decrease and such Stockholders will experience dilution.

All distributions declared in cash payable to Stockholders that are participants in the DRIP will generally be automatically reinvested in shares of Common Stock unless the investor opts out of the plan. As a result, Stockholders who opt out of participating in the DRIP may experience accretion to the net asset value of their shares if the Company’s Common Stock is trading at a premium to net asset value and dilution if the Company’s Common Stock is trading at a discount to net asset value. The level of accretion or discount would depend on various factors, including the proportion of Stockholders who participate in the DRIP, the level of premium or discount at which shares of Common Stock are trading and the amount of the distribution payable to Stockholders.

Outstanding Shares Prior to an Exchange Listing

The ability of Stockholders to liquidate their investments will be limited. If the Company conducts an Exchange Listing in the future, a large volume of sales of shares could decrease the prevailing market prices of the Common Stock and could impair the Company’s ability to raise additional capital through the sale of equity securities in the future. The ability of Stockholders to liquidate their investments could further depress the market price of Common Stock and have a negative effect on the Company’s ability to raise capital in the future. In addition, anticipated downward pressure on the Common Stock price due to actual or anticipated sales of Common Stock from this market overhang could cause some institutions or individuals to engage in short sales of the Common Stock, which may itself cause the price of the Common Stock to decline.

Net Asset Value

The net asset value and liquidity, if any, of the market for shares of the Common Stock may be significantly affected by numerous factors, some of which are beyond the Company’s control and may not be directly related to the Company’s operating performance. These factors include any, or a combination of any, of the following:

•	changes in the value of the Company’s portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of RIC tax treatment or BDC status;

•	distributions that exceed the Company’s net investment income and net income as reported according to U.S. generally accepted accounting principles (“GAAP”);

•	changes in earnings or variations in operating results;

•	changes in accounting guidelines governing valuation of the Company’s investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by the Stockholders;

•	departure of the Adviser or certain of its key personnel;

•	general economic trends and other external factors; and

•	loss of a major funding source.

Preferred Stock

The Board may be authorized to issue shares of preferred stock in one or more series without Stockholder approval, which could potentially adversely affect the interests of existing Stockholders.

The Company cannot assure Stockholders that the issuance of preferred stock, debt securities and/or convertible debt securities would result in a higher yield or return to the holders of shares of Common Stock. The issuance of preferred stock, debt securities or convertible debt would likely cause the net asset value of the Common Stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the debt securities and/or the convertible debt securities, were to approach the net rate of return on the Company’s investment portfolio, the benefit of such leverage to the holders of the Common Stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the debt securities and/or convertible debt securities, were to exceed the net rate of return on the Company’s portfolio, the use of leverage would result in a lower rate of return to the holders of Common Stock than if the Company had not issued the preferred stock, debt securities or convertible debt securities. Any decline in the net asset value of the Company’s investment would be borne entirely by the holders of Common Stock. Therefore, if the market value of the Company’s portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of Common Stock than if the Company was not leveraged through the issuance of preferred stock, debt securities or convertible debt securities. This decline in net asset value would also tend to cause a greater decline in the market price, if any, for the Common Stock.

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

Unrealized Depreciation

Under Rule 2a-5 of the 1940 Act, the Company is required to carry investments at market value or, if no quotation is readily available, at the fair value as determined in good faith in accordance with procedures established by the Board. Pursuant to Rule 2a-5, the Board has designated the Adviser as “Valuation Designee”. The Adviser, with the assistance of its Valuation Committee, subject to oversight by the Board, is responsible for determining the fair value of the Company’s investments in accordance with valuation policies and procedures approved by the Board. Decreases in the market values or fair values of the Company’s investments relative to amortized cost are recorded as unrealized depreciation. Any unrealized losses in the Company’s portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to the Company with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of the Company’s income available for distribution in future periods. In addition, decreases in the market value or fair value of the Company’s investments will reduce the Company’s net asset value.

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

Subject to the Board’s discretion and applicable legal restrictions, the Company generally intends to authorize and declare cash distributions on a quarterly basis and pay such distributions on a quarterly basis. The Company expects to pay distributions out of assets legally available for distribution. However, the Company cannot assure Stockholders that the Company will achieve investment results that will allow the Company to make a consistent targeted level of cash distributions or year-to-year increases in cash distributions. The Company’s ability to pay distributions might be adversely affected by the impact of the risks described herein. In addition, the inability to satisfy the asset coverage test applicable to the Company as a BDC under the 1940 Act can limit the Company’s ability to pay distributions. Distributions from offering proceeds also could reduce the amount of capital the Company ultimately invests in debt or equity securities of portfolio companies. The Company cannot assure Stockholders that the Company will pay distributions to Stockholders in the future.

Distributions on the Common Stock may exceed the Company’s taxable earnings and profits, particularly during the period before the Company has substantially invested the net proceeds from this offering. Therefore, portions of the distributions that the Company pay may represent a return of capital to Stockholders. A return of capital is a return of a portion of Stockholders’ original investment in shares of the Company’s Common Stock. As a result, a return of capital will (i) lower Stockholders’ tax basis in their shares and thereby increase the amount of capital gain (or decrease the amount of capital loss) realized upon a subsequent sale or redemption of such shares, and (ii) reduce the amount of funds the Company has for investment in portfolio companies. The Company has not established any limit on the extent to which the Company may use offering proceeds to fund distributions.

The Company may pay distributions from offering proceeds in anticipation of future cash flow, which may constitute a return of Stockholders’ capital and will lower Stockholders’ tax basis in their shares, thereby increasing the amount of capital gain (or decreasing the amount of capital loss) realized upon a subsequent sale or redemption of such shares, even if such shares have not increased in value or have, in fact, lost value. Distributions from offering proceeds also could reduce the amount of capital the Company ultimately has available to invest in portfolio companies.

ESG Considerations

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

Difficulty of Locating Suitable Investments

There can be no assurance that there will be a sufficient number of suitable investment opportunities satisfying the investment objectives of the Company to enable the Company to invest all of its committed capital, or that such investment opportunities will lead to completed investments by the Company. Identification of attractive investment opportunities is difficult and the availability of investment opportunities generally will be subject to market conditions and the prevailing regulatory and economic climate.

Co-investment with Third Parties

The Company may co-invest in portfolio companies with third parties (including, Stone Point Credit and certain of its affiliates) through partnerships, joint ventures or other arrangements. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that a third party co-venturer or partner may at any time have economic or business interests or goals that are inconsistent with those of the Company or may be in a position to take action contrary to the Company’s investment objectives. In addition, the Company may under certain circumstances be liable for actions of their third-party co-venturers or partners.

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without the prior approval of the directors who are not interested persons and, in some cases, the prior approval of the SEC. On June 14, 2022, the SEC granted the Company exemptive relief(the “Order”) that permits the Company to co-invest alongside other funds/vehicles managed by the Adviser or certain of its affiliates, or alongside the Adviser or certain of its affiliates in a principal capacity, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors (the “Order”). The Order provides that, in connection with any co-investment transaction, the Company will receive its pro rata share of any transaction fees, based on its relative share of the amount invested or committed, as applicable, in the transaction. The Adviser’s investment allocation policy seeks to ensure equitable allocation of investment opportunities between the Company and other Credit Funds and certain affiliates of the Adviser. While an affiliated broker-dealer or other financial affiliate (“Financial Affiliate”) of the Adviser from time to time may be permitted, subject to the terms of the Order, to participate as principal in a co-investment transaction in which the Company also participates, in no event will the Financial Affiliate acquire any such investment at a price more favorable than that offered to the Company. As a result of the exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other Credit Funds that could avail themselves of the exemptive relief.

In situations when co-investment with other Credit Funds is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions the Order, the Adviser and/or its affiliates will need to decide which client or clients will proceed with the investment.

Minority Investments

The Company may make minority investments, or may make investments in “club” deals alongside entities sponsored by other private credit or private equity firms, in portfolio companies where the Company may not have the right to appoint a director or otherwise be able to control or effectively influence the business or affairs of such entities. The entity in which a Company investment is made may have economic or business interests or goals that are inconsistent with those of the Company, and the Company may not be able to limit or otherwise protect the value of its investment in the portfolio company. In addition, although the Company may seek board representation in connection with certain investments, there is no assurance that such representation, if sought, will be obtained. In all such cases, the Company will rely significantly on the existing management and boards of directors of portfolio companies, which may include representatives of investors with whom the Company is not affiliated and whose interests may conflict with the interests of the Company.

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

Limitations on Leverage

The Company may, subject to the limitations described below, incur leverage in connection with its operations, collateralized by its assets and/or capital commitments. The amount of leverage that the Company employs will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. The use of leverage by the Company may have important consequences to the Stockholders, including, but not limited to, the following: (a) greater fluctuations in the net asset value of the Company; (b) use of cash flow for debt service and related costs and expenses, rather than for additional investments, distributions or other purposes; (c) increased interest expense if interest rate levels were to increase significantly; (d) limitation on the flexibility of the Company to make distributions to the Stockholders; (e) the amount and timing of contributions and distributions to Stockholders may be affected in a manner that may have potentially adverse consequences to Stockholders; and (f) result in lower multiples of cost (but enhanced IRRs) for equity investments. There can be no assurance that the Company will have sufficient cash flow to meet its debt service obligations. As a result, the Company’s exposure to losses may be increased due to the illiquidity of its investments generally. Finally, the Management Fee will be payable based on the average value of the Company’s gross assets (excluding cash and cash equivalents), which may give the Adviser an incentive to use leverage to make additional investments.

In connection therewith, credit facilities may be secured by an assignment of the Stockholders’ unfunded capital commitments or the Company’s portfolio investments and assets. Stockholders may be required to acknowledge their obligation to pay their share of such indebtedness up to the amount of their unfunded capital commitments or to acknowledge the right of such lender to call on such Stockholders to fund their commitments. The Governing Agreements may provide a lender with the right to receive detailed due diligence and credit-related information regarding the Stockholders. The Adviser reserves the right, in its sole discretion, to waive these requirements for certain Stockholders, which may have an adverse effect on the Company’s ability to obtain such credit facility or terms thereof.

As a BDC, generally, the ratio of the Company’s total assets (less total liabilities other than indebtedness represented by senior securities) to the Company’s total indebtedness represented by senior securities plus any preferred stock, if any, must be at least 200%; however, legislation enacted in March 2018 has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. This means that generally, the Company can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, the Company can borrow up to $2 for every $1 of investor equity). The Company may reduce its asset coverage ratio to 150% and, in connection with their subscription agreements, the Stockholders are required to acknowledge the Company’s ability to operate with an asset coverage ratio that may be as low as 150%. If this ratio declines below 150%, the Company cannot incur additional debt and could be required to sell a portion of its investments to repay some indebtedness when it may be disadvantageous to do so. This could have a material adverse effect on the Company’s operations, and the Company may not be able to service its debt or make distributions.

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

Leverage magnifies the potential for loss on investments in the Company’s indebtedness and on invested equity capital. As the Company uses leverage to partially finance its investments, Stockholders experience increased risks of investing in the Company’s securities. If the value of the Company’s assets increases, then leveraging would cause the net asset value attributable to the Common Stock to increase more sharply than it would have had the Company not leveraged. Conversely, if the value of the Company’s assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had the Company not leveraged its business. Similarly, any increase in the Company’s income in excess of interest payable on the borrowed funds would cause the Company’s net investment income to increase more than it would without the leverage, while any decrease in the Company’s income would cause net investment income to decline more sharply than it would have had the Company not borrowed. Such a decline could negatively affect the Company’s ability to pay dividends on its Common Stock, scheduled debt payments or other payments related to the Company’s securities.

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

On March 5, 2021, the United Kingdom’s Financial Conduct Authority announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021 for all four non-U.S. dollar (“USD”) LIBORs (British Pound, Euro, Swiss Franc and Japanese Yen) and for one-week and two-month USD LIBOR settings and (ii) immediately after June 30, 2023 for the remaining USD LIBOR settings. In addition, in connection with supervisory guidance from U.S. regulators, some U.S. regulated entities have ceased entering into most new LIBOR contracts. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for LIBOR. To identify a successor rate for USD LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”), or other rates derived from SOFR, as its preferred alternative rate for USD LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR or any other alternative reference rates that may be enacted in the United States, United Kingdom or elsewhere.

The elimination of LIBOR, the adoption of one or more alternative reference rates such as SOFR or any other changes or reforms to the determination or supervision of LIBOR or any of these alternative reference rates could have an adverse impact on the market for or value of any securities, loans, and other financial obligations or extensions of credit held by or due to the Company linked to any such reference rate or on the Company’s overall financial condition or results of operations. In addition, the Company may need to renegotiate any credit agreements with portfolio companies that utilize LIBOR as a factor in determining the interest rate that may be in place at such time, in order to replace LIBOR with an alternative reference rate, which may have an adverse effect on the Company’s overall financial condition or results of operations. Following the replacement of LIBOR or as a result of using any alternative reference rate, some or all of the Company’s credit agreements in place at such time may bear interest a lower interest rate then would have otherwise been in effect had use of LIBOR continued, which could have an adverse impact on the Company’s results of operations. Moreover, the Company may need to renegotiate certain terms of its credit facilities in place at such time. If the Company is unable to do so, amounts drawn under the Company’s credit facilities may bear interest at a higher rate, which would increase the cost of the Company’s borrowings and, in turn, affect the Company’s results of operations.

Alteration of the terms of a debt instrument or a modification of the terms of other types of contracts to replace LIBOR or another interbank offered rate (“IBOR”) with a new reference rate could result in a taxable exchange and the realization of income and gain/loss for U.S. federal income tax purposes. The IRS has issued regulations regarding the tax consequences of the transition from IBOR to a new reference rate in debt instruments and non-debt contracts. Under the regulations, alteration or modification of the terms of a debt instrument to replace an operative rate that uses a discontinued IBOR with a qualified rate (as defined in the regulations) including true up payments equalizing the fair market value of contracts before and after such IBOR transaction, to add a qualified rate as a fallback rate to a contract whose operating rate uses a discontinued IBOR or to replace a fallback rate that uses a discontinued IBOR with a qualified rate would not be taxable. The IRS may provide additional guidance, with potential retroactive effect.

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

Derivatives and Financial Commitment Transactions

The Company may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. In October 2020, the SEC adopted Rule 18f-4 under the 1940 Act that governs the use of derivatives, (defined to include any swap, security-based swap, futures contract, forward contract, option or any similar instrument) as well as financial commitment transactions (defined to include reverse repurchase agreements, short sale borrowings and any firm or standby commitment agreement or similar agreement) by BDCs. Under Rule 18f-4, the Company is required to trade derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions) subject to a value-at-risk (“VaR”) leverage limit and certain derivatives risk management program and reporting requirements. Generally, these requirements apply unless the Company satisfies a “limited derivatives users” exception that is included in Rule 18f-4. Under Rule 18f-4, when the Company trades reverse repurchase agreements or similar financing transactions, including certain tender option bonds, it needs to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the Company’s asset coverage ratio or treat all such transactions as derivatives transactions. Reverse repurchase agreements or similar financing transactions aggregated with other indebtedness do not need to be included in the calculation of whether the Company satisfies the limited derivatives users exception, but for funds subject to the VaR testing requirement, reverse repurchase agreements and similar financing transactions must be included for purposes of such testing whether treated as derivatives transactions or not. These requirements may limit the ability of the Company to use derivatives, short sales, and reverse repurchase agreements and similar financing transactions as part of its investment strategies. These requirements may increase the cost of the Company’s investments and cost of doing business, which could adversely affect investors.

The Company has adopted updated policies and procedures in compliance with Rule 18f-4. The Company expects to qualify as a “limited derivatives user.” Future legislation or rules may modify how the Company treats derivatives and other financial arrangements for purposes of the Company’s compliance with the leverage limitations of the 1940 Act. Future legislation or rules may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to the Company under the 1940 Act, which may be materially adverse to the Company and the Company’s investors.

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

Projections and Third-Party Reports

The Company will generally make investments based on projections of the operating results of portfolio companies, the market environment and views/assumptions on default rates, recoveries, interest rate movements and technical market factors. Projected operating results will normally be based primarily on the guidance of the company’s management and be justified by the Adviser’s judgments or third-party advice and reports. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. There can be no assurance that the projected results will be achieved and actual results may vary significantly from the projections. General economic, natural and other conditions, which are not predictable, can have an adverse impact on the reliability of such projections.

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

The recent increases in interest rates have made it more expensive to finance our investments and to refinance our current financing arrangements. In addition, certain of our financing arrangements provide for adjustments in the loan interest rate along with changes in market interest rates. Therefore, in periods of rising interest rates, to the extent the Company borrows money subject to a floating interest rate, the Company’s cost of funds would increase, which could reduce the Company’s net investment income. Further, rising interest rates could also adversely affect the Company’s performance if it holds investments with floating interest rates, subject to specified minimum interest rates (such as an applicable reference rate floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase the Company’s interest expense, even though its interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

If general interest rates continue to rise, there is a risk that the portfolio companies in which the Company hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with the Company. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on the Company to provide fixed rate loans to the Company’s portfolio companies, which could adversely affect the Company’s net investment income, as increases in the Company’s cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

Risks Related to Investments in Loans

The Company invests primarily by making loans, either through primary issuances or in secondary transactions, including potentially on a synthetic basis (i.e., through the use of derivatives, participations or assignments). The value of such loans may be detrimentally affected to the extent a borrower defaults on its obligations. There can be no assurance that the value assigned by the Company to collateralize an underlying loan can be realized upon liquidation, nor can there be any assurance that any such collateral will retain its value. Furthermore, circumstances could arise (such as in the bankruptcy of a borrower) that could cause the Company’s security interest in the loan’s collateral to be invalidated. Also, much of the collateral will be subject to restrictions on transfer intended to satisfy securities regulations, which will limit the number of potential purchasers if the Company intends to liquidate such collateral. The amount realizable with respect to a loan may be detrimentally affected if a guarantor, if any, fails to meet its obligations under a guarantee. Finally, there may be a monetary, as well as a time cost involved in collecting on defaulted loans and, if applicable, taking possession of various types of collateral.

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

Investments in Private and Middle-Market Companies

Investments in private and middle-market companies involve a number of significant risks. Generally, little public information exists about these companies, and the Company will rely on the ability of the Adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If the Adviser is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and the Company may lose money on its investments. Middle-market companies generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Middle-market companies may have limited financial resources, may have difficulty accessing the capital markets to meet future capital needs and may be unable to meet their obligations under their debt securities held by the Company, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of the Company realizing any guarantees it may have obtained in connection with its investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on a portfolio company and, in turn, on the Company. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, the Company’s executive officers, directors and the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from the Company’s investments in the portfolio companies.

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

Foreign Investments

The Company will accept subscriptions and will maintain books and records in U.S. dollars although the Company may invest a portion of capital outside of the United States (and in various foreign currencies). Investment in foreign securities involves certain factors not typically associated with investing in U.S. securities, including risks relating to: (i) currency exchange matters, including fluctuations in the rate of exchange between the dollar and the various foreign currencies in which the Company’s foreign investments are denominated, and costs associated with conversion of investment principal and income from one currency into another; (ii) differences between the U.S. and foreign securities markets, including potential price volatility in and relative liquidity of some foreign securities markets, the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation; (iii) certain economic, social and political risks, including potential exchange control regulations and restrictions on foreign investment and repatriation of capital, the risks of political, economic or social instability and the possibility of expropriation or confiscatory taxation; and (iv) the possible requirement of financing and structuring alternatives and exit strategies that differ substantially from those commonly used in the United States. In addition, the Company and the Stockholders could become subject to additional or unforeseen taxation in foreign jurisdictions in which the Company invests, and changes to taxation treaties (or their interpretation) between the jurisdiction of a Stockholder and the countries in which the Company invests may adversely affect the tax treatment of such Stockholder. The foregoing factors may increase transaction costs and adversely impact the value of the Company’s investments in non-U.S. portfolio companies.

Difficulties Upon Exit

The Company’s investments are subject to various risks, particularly the risk that the Company will be unable to realize its investment objectives by sale or other disposition at attractive prices or be unable to complete any exit strategy. Dispositions of investments may be subject to contractual and other limitations on transfer or other restrictions that would interfere with subsequent sales of such investments or adversely affect the terms that could be obtained upon any disposition thereof. There can be no assurance that a public market will develop for any of the Company’s investments or that the Company will otherwise be able to realize such investments. Therefore, there can be no assurance that the Company will realize net profits or achieve returns commensurate with the risks associated with the investments, or that the Company will not experience losses in its investments, which may be substantial.

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

Credit Risk

One of the fundamental risks associated with investments by the Company is credit risk, which is the risk that an issuer will be unable to make principal and interest payments on its outstanding debt obligations when due. The return to Stockholders would be adversely impacted if an issuer of debt in which the Company invests becomes unable to make such payments when due. Although the Company may make investments that are believed to be secured by specific collateral, the value of which may initially exceed the principal amount of such investments or the fair value of such investments, there can be no assurance that the liquidation of any such collateral would satisfy the borrower’s obligation in the event of non-payment of scheduled interest or principal payments with respect to such investment, or that such collateral could be readily liquidated. The Company may also invest in unsecured loans, which involves a higher degree of risk than senior secured loans. Furthermore, the Company’s right to payment and its security interest, if any, may be subordinated to the payment rights and security interests of a senior lender, to the extent applicable. Certain of these investments may have an interest-only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the investment. In addition, loans may provide for payments-in-kind, which have a similar effect of deferring current cash payments. In such cases, a portfolio company’s ability to repay the principal of an investment may depend on a liquidity event or the long-term success of the company, the occurrence of which is uncertain.

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

Similarly, while the Company generally targets investing in companies it believes are of high quality, these companies could still present a high degree of business and credit risk. Companies in which the Company invests could deteriorate as a result of, among other factors, an adverse development in their business, a change in the competitive environment or the continuation or worsening of the current (or any future) economic and financial market downturns and dislocations. As a result, companies that the Company expected to be stable or improve may operate, or expect to operate, at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or maintain their competitive position, or may otherwise have a weak financial condition or experience financial distress. In addition, exogenous factors such as fluctuations of the equity markets also could result in warrants and other equity securities or instruments owned by the Company becoming worthless.

Risks Related to Loan Prepayments

The loans in the Company’s investment portfolio generally may be prepaid at any time, mostly with little advance notice. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change, the Company does not know when, and if, prepayment may be possible for each portfolio company. In some cases, the prepayment of a loan may reduce the Company’s achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Associated with Covenant-Lite Loans

A significant number of leveraged loans in the market may consist of loans that either have no financial maintenance covenants or have financial maintenance covenants that apply to a revolving credit facility, as applicable (“Covenant-Lite Loans”). While the Company does not intend to invest in Covenant-Lite Loans as part of its principal investment strategy, it is possible that such loans may comprise a portion of the Company’s portfolio. Such loans do not require the borrower to maintain debt service or other financial ratios. Ownership of Covenant-Lite Loans may expose the Company to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation than is the case with loans that also contain financial maintenance covenants.

Potential Material and Adverse Effects of Market Conditions on Debt and Equity Capital Markets

From time to time, capital markets may experience periods of disruption and instability. For example, from 2008 to 2009, the global capital markets were unstable as evidenced by the lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have improved from the beginning of the disruption, there have been recent periods of volatility, such as during the COVID-19 pandemic, and there can be no assurance that adverse market conditions will not repeat themselves in the future. If these adverse and volatile market conditions continue, the Company and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be particularly difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, the Company is generally not able to issue additional shares of Common Stock at a price less than net asset value per share without first obtaining approval for such issuance from Stockholders and the Company’s Independent Directors.

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

As a BDC, the Company needs the ability to raise additional capital for investment purposes on an ongoing basis. Without sufficient access to the capital markets, the Company may be forced to curtail business operations or may not be able to pursue new investment opportunities. An inability to raise capital or access debt financing could negatively affect the Company’s business, inhibit the Company’s ability to scale operations, and lead to an increase in operating expenses as a percentage of the Company’s net assets. Disruptive conditions in the financial industry and any new legislation in response to those conditions could restrict the Company’s business operations and could adversely impact the Company’s results of operations and financial condition.

Use of Expert Networks and Data Analytics

In connection with the evaluation of potential investment opportunities, the Adviser engages expert networks and uses data analytics, including data provided by third-party vendors. The Adviser seeks to avoid inadvertently obtaining confidential information from such sources and has therefore implemented policies and procedures to mitigate the risk that the use of expert networks (in the case of Stone Point Credit) or data analytics could result in the receipt of confidential information by investment professionals. However, because the Adviser’s business operates on an integrated platform without information barriers, if such controls fail and an investment professional obtains material nonpublic information, the Adviser could be restricted in acquiring or disposing of investments on behalf of the Company, which could impact the returns generated for the Company.

General Risk Factors

Market Risks

General economic conditions may affect the Company’s activities. Interest rates, the price of securities and participation by other investors in the financial markets may also affect the value of securities purchased by and the number of investments made by the Company.

Inflation Risks

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

Economic and Political Environment

The U.S. economy has generally recovered from the depths of the 2008 financial crisis, however the impact of the outbreak of COVID-19 as discussed below, brings new uncertainty. The Standard and Poor’s 500 had reached new record levels and leverage loan and high yield issuance had surged as investors once again pursued yield in the protracted low interest rate environment. However, there has been substantial recent volatility in the markets, and it is not possible to predict how long this volatility will continue or what impact it will have on the Company. While there appears to be some similarities to the run-up to the financial crisis, there has also been an overhaul of the U.S. financial regulatory system, resulting in increased oversight, transparency and accountability. In general, corporations have strong balance sheets and record profitability, banks have more tangible capital to absorb losses and the housing market does not appear to be overheated. Regulatory changes and credit cycles lead to dislocations in the various markets in which Stone Point invests, and provide an ever-changing landscape that inevitably will be different from the ones faced when investing prior funds. While the overarching fundamentals still appear to be generally favorable, the Adviser remains cognizant of the fact that the benign credit environment has been going on for a prolonged period of time, and as a result are wary of potential cracks in the economy, both from a corporate and consumer standpoint. The Adviser may explore counter-cyclical opportunities that could benefit in a more challenging economic environment as well as on business services that stand to grow in today’s regulatory landscape. On the political front, the Adviser is consistently wary of changes that could result in market volatility; areas of heightened focus include trade wars, China and the evolving Brexit/Euro situation. The Adviser will continue to closely monitor the economic and political environment with a particular focus on protecting the downside.

It is uncertain whether regulatory actions will be able to prevent further losses and volatility in securities markets, or stimulate the credit markets. The Company may be adversely affected by the foregoing events, or by similar or other events, including tax reform, in the future. In the longer term, there may be significant new regulations that could limit the Company’s activities and investment opportunities or change the functioning of the capital markets, and there is the possibility of a severe worldwide economic downturn. Consequently, the Company may not be capable of, or successful at, preserving the value of its assets, generating positive investment returns or effectively managing risks.

The activities of the Company could be materially adversely affected by the instability in the U.S. and/or global financial markets and supply chains and//or changes in market, economic, political, and/or regulatory conditions, as well as by numerous other factors outside the control of the Company, the investors in the Company and their respective affiliates.

Many of the portfolio companies in which the Company makes investments could be susceptible to economic slowdowns or recessions and could be unable to meet their debt obligations during these periods. Therefore, non-performing assets may increase, and the value of the Company’s portfolio may decrease during these periods as the Company is required to record the investments at their current fair value. Adverse economic conditions could also decrease the value of the collateral securing some of the loans in the Company’s portfolio and the value of its equity investments. Economic slowdowns or recessions could lead to financial losses in the Company’s portfolio and a decrease in revenues, net income, and assets. Unfavorable economic conditions also could increase portfolio companies’ funding costs, limit portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to such portfolio company. These events could prevent the Company from making more investments that it otherwise would have made and harm the Company’s operating results.

A portfolio company’s failure to satisfy financial or operating covenants under its debt agreements could lead to defaults and, potentially, acceleration of the time when the loans are due and eventual foreclosure on its assets to repay its debts, which could itself trigger cross-defaults under other agreements and ultimately jeopardize the portfolio company’s ability to repay the debt investment that the Company holds. The Company may incur additional expenses to the extent necessary to seek recovery in these scenarios or to negotiate new terms with a defaulting portfolio company. In addition, if one of the portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which the Company will actually provide significant managerial assistance to that portfolio company, a bankruptcy court might subordinate all or a portion of the Company’s claim to that of other creditors.

Coronavirus and Public Health Emergencies

The coronavirus (“COVID-19”) outbreak has resulted in numerous deaths, adversely impacted global commercial activity, and contributed to significant volatility in certain equity, debt, derivatives, and commodities markets. While many countries, including the United States, have relaxed or eliminated the early public health restrictions adopted in response to the COVID-19 pandemic, the outbreak of new, worsening strains of COVID-19 may result in a resurgence in the number of reported cases and hospitalizations. Such increases in cases could lead to re-introduction of restrictions and business shutdowns in certain states, countries and cities in the United States and globally. The Company and the Adviser will continue to monitor developments concerning COVID-19, including guidance from federal, state and local public health authorities.

Any public health emergency, including any outbreak of COVID-19, SARS, H1N1/09 flu, avian flu, other coronavirus, Ebola or other existing or new epidemic diseases, or the threat thereof, could negatively impact the Company and its portfolio companies and could meaningfully affect the Company’s ability to fulfill its investment objectives.

Russian-Ukrainian Conflict

Instability within Eastern Europe, particularly the commencement of open hostilities between the Ukraine and Russia may have an adverse impact on the Company. On February 21, 2022, the Russian Federation recognized the sovereignty of the “Donetsk People’s Republic” and “Luhansk People’s Republic” in the Donbas region of Eastern Ukraine. Shortly thereafter, tension has increased with the Russian Federation advancing troops and commencing large scale military operations in the Ukraine. The United States, the United Kingdom (the “UK”) and the European Union (the “EU”) have imposed a series of sanctions against certain financial institutions, businesses, key members and personnel associated with the Russian Federation. It is currently unclear what the outcome and impact will be of (a) the military activities and encroachment by the Russian Federation in the Ukraine and (b) the sanctions that have been imposed against key members and personnel of the Russian Federation, however, it is possible that the escalation of hostilities between the Russian Federation, the Ukraine, NATO member states and other states and the imposition of further economic sanctions may have an adverse impact on European and global markets and result in political and economic instability, increased sanctions, reduced investment activities and adverse effects on economies generally. It is currently unclear whether such open hostilities may spread to other geographies beyond the current conflict region and any such geopolitical and economic ramifications may, in turn, have an impact on the ability of the Company to achieve its investment objectives. Sanctions from the United States, the UK and the European Union and potential counter sanctions from Russia may affect prospective market counterparties of the Company. Capital markets may be impacted and international investors may seek to move capital to other regions.

UK’s Exit from the EU

On January 31, 2020, the UK ended its membership in the EU (“Brexit”). The decision made in the UK to leave the EU led to volatility in global financial markets, and in particular in the markets of the UK and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the UK and Europe. Following the UK’s withdrawal from the EU, the UK and the EU entered into a free trade agreement on January 1, 2021, to govern their future relationship on a number of areas (the “Treaty”). Although the EU and the UK agreed to the Treaty, trade in goods and services between the UK and the EU may be disrupted through the imposition of new customs checks and processes at the border. The UK’s departure from the customs union and the single market has rendered its access to EU markets significantly more restricted than had previously been the case.

The Treaty does not cover the UK’s future relationship with the EU on financial services. The EU and the UK have agreed on a memorandum of understanding establishing a framework for regulatory cooperation in financial services, which does not include a new framework for mutual market access. While some EU directives contemplate access to EU markets by financial services firms established in countries deemed to have equivalent standards, even if UK domestic law continues to be equivalent to EU law (which is not guaranteed), there is no certainty that the EU will facilitate equivalence decisions. Where the EU makes such equivalence decisions, it could unilaterally revoke them at short notice.

Notwithstanding the foregoing, the longer term economic, legal, political and social framework to be put in place between the UK and the EU are likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the UK and in wider European markets for some time.

Data Privacy Regulation

The United States is in a period of active consideration of additional data privacy and cybersecurity laws. These include the California Consumer Privacy Act (the “CCPA”), effective since January 1, 2020, and the California Privacy Rights Act, enacted in November 2020 and effective in 2023; the Virginia Consumer Data Privacy Act, enacted in 2021 and effective in 2023; the New York SHIELD Act, aspects of which took effect on October 23, 2019 and March 21, 2020, respectively; a range of proposed additional laws in California, New York, Texas, Utah, Washington and other states; and a range of proposed additional laws at the federal level. The cumulative effects of the CCPA and other recently adopted laws – and the likely effect of additional laws that might be enacted – include an increased ability of individuals, relative to companies, to control the use of their personal data; increased obligations of companies to maintain the security of data; and increased exposure to fines or damages for companies that do not accord individuals their specified privacy rights, that experience data breaches, or that do not maintain cybersecurity at certain levels of quality. The Company will endeavor to maintain systems that promote compliance with the CCPA and these other laws to the extent applicable to the Company, both those laws adopted to date and those that may be adopted in the future, but there can be no assurance that these systems will be effective in mitigating the business impact of individuals’ increased privacy rights or in ensuring compliance with such laws. In the event of fines or damages due to noncompliance with such data privacy and cybersecurity laws, or related expenses such as the cost of investigation or legal defense, there may be a business impact on the Company.

Sanctions Laws

Economic sanction laws in the United States and other jurisdictions prohibit Stone Point and the Company from transacting with certain countries, individuals, and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, Executive Orders and regulations establishing U.S. economic and trade sanctions, which prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities, and individuals. These types of trade sanctions significantly restrict or completely prohibit certain investment activities in regions outside the United States, and if the Company or its portfolio companies were to violate any such laws or regulations, it could face significant legal and monetary penalties. Some of these regulations provide that penalties can be imposed on Stone Point and the Company for the conduct of a portfolio company, even if such person has not violated any regulation.

Terrorism, Natural Disasters and Major Events

The threats of terrorist strikes, and the fear of prolonged global conflict have exacerbated volatility in the financial markets and caused consumer, corporate and financial confidence to weaken, increasing the risk of a “self-reinforcing” economic downturn. While new opportunities for portfolio companies may arise in the insurance and reinsurance industries as a result of catastrophic events and financial market problems, the climate of uncertainty may have an adverse effect upon the portfolio companies in which the Company makes investments. Economic and political uncertainty also increases the difficulty of modeling market conditions, which may reduce the accuracy of the Adviser’s financial projections. The performance of the portfolio companies in which the Company makes investments may be affected by additional catastrophic events.

The performance of the portfolio companies in which the Company invests may be affected by additional catastrophic events. A major disruption to the operations of the Company and the portfolio companies in which the Company invests as a result of force majeure events (including, without limitation, severe weather, earthquakes, landslides or other natural disasters, strikes or war or the outbreak of disease, epidemics or pandemics or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, etc.) may cause the Company or their portfolio companies to suffer losses due to damage to the Company or its portfolio companies’ operations as a result of any of the foregoing.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

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

Purchasers of shares of the Company’s Common Stock will not be permitted to transfer their shares without the Company’s prior written consent (unless the transfer is to an affiliate) until a date to be established by the Company. While the Company expects not to unreasonably withhold its prior written consent to transfers by the Company’s Stockholders, the Company may withhold its consent if any such transfer would have adverse tax, regulatory or other consequences. Additionally, to the extent the Company approves any transfers or the foregoing restriction lapses, investors are subject to restrictions on resale and transfer associated with securities sold pursuant to Regulation D, Regulation S and other exemptions from registration under the Securities Act. Unless and until the Company’s Common Stock were to become registered under the Securities Act, it may be transferred only in transactions that are exempt from registration under the Securities Act and the applicable securities laws of other jurisdictions.

Any transfers of shares of the Company’s Common Stock in violation of the foregoing provisions will be void, and any intended recipient of the Company’s Common Stock will acquire no rights in such shares and will not be treated as the Company’s Stockholder for any purpose.

Holders of the Company’s Common Stock

As of March 30, 2023, there were 109 holders of record of the Company’s Common Stock.

Valuation of Portfolio Securities

In accordance with Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Company’s “Valuation Designee”. The Adviser, with the assistance of its Valuation Committee, subject to oversight by the Board, is responsible for determining the fair value of the Company’s investments in accordance with valuation policies and procedures approved by the Board (“Valuation Policy”) in instances where there is no readily available market quotation. Investments for which market quotations are readily available may be priced by independent pricing services. The Company generally retains an external, independent valuation firm to provide data and valuation analyses on the Company’s portfolio companies.

The Company’s investment portfolio is recorded at fair value as determined in good faith in accordance with the Valuation Policy and, as a result, there is and will be uncertainty as to the value of the Company’s portfolio investments. Under the 1940 Act, the Company is required to carry its portfolio investments at market value or, if there is no readily available market quotation, at fair value as determined in accordance with procedures established by the Board. There is not a public market or active secondary market for many of the types of investments in privately held companies that the Company intends to hold and make. The Company’s investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors, if at all. As a result, these investments are valued quarterly at fair value as determined in good faith in accordance with the Valuation Policy approved by the Board.

The determination of fair value, and thus the amount of unrealized appreciation or depreciation the Company may recognize in any reporting period, is to a degree subjective, and the Adviser has a conflict of interest in making fair value determinations. The types of factors that may be considered in determining the fair values of the Company’s investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates, precedent transactions and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with the Valuation Policy may differ materially from the values that would have been used if an active market and market quotations existed for such investments. The Company’s net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that the Company ultimately realizes upon the disposal of such investments.

Distributions

The Company intends to pay quarterly distributions to the Company’s Stockholders out of assets legally available for distribution. The Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. To obtain and maintain the Company’s ability to be subject to tax as a RIC, the Company must, among other things, timely distribute to the Company’s Stockholders at least 90% of the Company’s investment company taxable income for each taxable year. Please refer to “Item 1. Business – Material U.S. Federal Income Tax Consequences” for further information regarding the tax treatment of the Company’s distributions and the tax consequences of the Company’s retention of net capital gains.

Reports to Stockholders

We plan to furnish our Stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by our independent public accounting firm. Additionally, we intend to continue to comply with the periodic reporting requirements of the Exchange Act.

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

Overview

We were incorporated under the laws of the State of Delaware on September 8, 2020. The Company has elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”) and has elected to be treated, and intends to qualify annually, as a RIC for federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

As of December 31, 2022, the Company has called equity capital in the amount of $833.4 million. See “Subscriptions and Drawdowns” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates calling additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.

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

Leverage

The amount of leverage that the Company employs will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in the Small Business Credit Availability Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of December 31, 2022 and December 31, 2021, the Company’s asset coverage ratio was 189% and 186%, respectively.

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets or capital commitments as collateral to financing facilities.

Financial and Operating Highlights

	Year Ended December 31, 2022	Year Ended December 31, 2021	For the Period September 8, 2020 (inception) through December 31, 2020
Total investment income	$129,949,996	$32,106,052	$29,166
Total expenses	65,033,958	15,349,445	795,047
Net investment income (loss)	64,916,038	16,756,607	(765,881)
Total net realized gains (losses)	1,072,458	232,805	—
Total net change in unrealized appreciation (depreciation)	(34,138,126)	4,765,621	(2,209)
Net increase (decrease) in net assets resulting from operations	$31,850,370	$21,755,033	$(768,090)
Per share information - basic and diluted:
Net investment income (loss)	$1.94	$1.51	$(3.28)
Net increase (decrease) in net assets resulting from operations	$0.95	$1.96	$(3.29)

Consolidated balance sheet data	As of December 31, 2022	As of December 31, 2021	As of December 31, 2020
Cash and cash equivalents	$33,791,187	$15,096,474	$27,127,738
Investments at fair value	1,688,521,222	1,158,985,986	14,324,987
Total assets	1,744,124,451	1,183,075,390	41,853,260
Total debt (net of unamortized debt issuance costs)	682,730,958	629,540,377	16,464,016
Total liabilities	926,938,862	637,506,031	17,620,350
Total net assets	$817,185,589	$545,569,359	$24,232,910
Net asset value per share	$19.32	$20.14	$19.39
Other data:
Number of portfolio companies	66	40	2
Distributions declared per share	1.89	0.96	N/A
Total return based on net asset value [1]	5.35%	8.91%	(3.05)%

[1]	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share, assuming reinvestment of any distributions during the period. Total return is not annualized and does not include a sales load.

Portfolio and Investment Activity

Our investment activity for the years ended December 31, 2022 and 2021 is presented below (information presented herein is at par value unless otherwise indicated).

	Year Ended December 31, 2022	Year Ended December 31, 2021
New investment commitments:
Total new investment commitments	$775,417,980	$1,414,287,523

Principal amount of investments funded:
First lien loans	$618,250,622	$1,039,784,084
Second lien loans	86,849,863	136,250,000
Unsecured notes	90,629,542	25,000,000
Total principal amount of investments funded	$795,730,027	$1,201,034,084

Principal amount of investments sold or repaid:
First lien loans	192,893,586	27,215,487
Second lien loans	15,000,000	15,230,532
Unsecured notes	16,056,865	5,000,000
Total principal amount of investments sold or repaid	$223,950,451	$47,446,019
Number of new investment commitments in new portfolio companies	33	43
Average new investment commitment amount in new portfolio companies	23,678,561	32,762,501
Percentage of new debt investment commitments at floating rates	89.9%	98.2%
Percentage of new debt investment commitments at fixed rates	10.1%	1.8%
Weighted average yield to maturity on funded debt and other income producing investments to new portfolio companies during the period[1]	11.6%	7.2%
Weighted average yield to maturity on debt and other income producing securities sold or repaid in full during the period	7.2%	7.7%

[1]	Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

As of December 31, 2022, the Company had 135 debt investments in 66 portfolio companies with an aggregate fair value of $1,675.0 million. As of December 31, 2021, the Company had 84 debt investments in 40 portfolio companies with an aggregate value of $1,157.0 million.

As of December 31, 2022 and December 31, 2021, the Company’s investments consisted of the following:

	December 31, 2022			December 31, 2021
Investments:	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value
First Lien Loans	$1,425,048,682	$1,412,214,024	83.6%	$1,008,537,941	$1,011,839,638	87.3%
Second Lien Loans	193,720,645	178,146,384	10.6%	124,070,639	125,146,348	10.8%
Unsecured Notes	84,845,719	84,600,524	5.0%	19,613,993	20,000,000	1.7%
Equity and Warrants	14,280,890	13,560,290	0.8%	2,000,000	2,000,000	0.2%
Total Investments	$1,717,895,936	$1,688,521,222	100.0%	$1,154,222,573	$1,158,985,986	100.0%

The industry composition of investments based on fair value as of December 31, 2022 and December 31, 2021 was as follows:

	December 31, 2022	December 31, 2021
Capital Markets	5.6%	7.0%
Diversified Consumer Services	0.7	—
Financial Services	8.5	6.0
Health Care Providers & Services	10.7	13.1
Health Care Technology	6.8	10.3
Insurance	16.6	19.2
IT Services	14.5	11.5
Professional Services	14.4	10.7
Real Estate Management & Development	2.9	4.3
Software	19.3	17.9
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of December 31, 2022 and December 31, 2021 was as follows:

	December 31, 2022	December 31, 2021
U.S.	98.2%	97.3%
Non-U.S.	1.8	2.7
Total	100.0%	100.0%

The following table presents certain selected information regarding our investment portfolio as of December 31, 2022 and December 31, 2021:

	As of December 31, 2022	As of December 31, 2021
Number of portfolio companies	66	40
Weighted Average EBITDA (based on par)	$185.7 million	$142.9 million
Percentage of performing debt bearing a floating rate	94.7%	98.3%
Percentage of performing debt bearing a fixed rate	5.3%	1.7%
Weighted average yield to maturity on funded debt and other income producing investments[1]	11.1%	7.2%

[1]	Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

The following table presents the maturity schedule of our debt investments based on fair value as of December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
Maturity Year	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
2024	$15,146,311	0.9%	$5,334,098	0.5%
2025	39,540,046	2.4	40,007,868	3.5
2026	160,230,268	9.6	110,184,615	9.5
2027	403,461,929	24.1	459,333,139	39.6
2028	598,245,358	35.7	383,736,271	33.2
2029	419,976,828	25.0	138,389,995	12.0
2030	18,473,274	1.1	—	—
2031	19,886,918	1.2	20,000,000	1.7
Total	$1,674,960,932	100.0%	$1,156,985,986	100.0%

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

The following table shows the composition of our portfolio investments on the Adviser’s internal performance rating scale:

	December 31, 2022
Investment Rating	Fair Value	Percentage of Portfolio
1	$126,349,419	7.5%
2	1,509,838,451	89.4%
3	52,333,352	3.1%
4	—	—
5	—	—
Total	$1,688,521,222	100.0%

The following table presents the amortized cost of our performing and non-accrual investments as of December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,703,615,046	100.0%	$1,152,222,573	100.0%
Non-accrual	—	—	—	—
Total	$1,703,615,046	100.0%	$1,152,222,573	100.0%

The following table presents the fair value of our performing and non-accrual investments as of December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,674,960,932	100.0%	$1,156,985,986	100.0%
Non-accrual	—	—	—	—
Total	$1,674,960,932	100.0%	$1,156,985,986	100.0%

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

Results of Operations

The following table presents the operating results for the years ended December 31, 2022 and 2021 and for the period from September 8, 2020 through December 31, 2020:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from September 8, 2020 (inception) through December 31, 2020
Total investment income	$129,949,996	$32,106,052	$29,166
Less: total expenses	65,033,958	15,349,445	795,047
Net investment income (loss)	64,916,038	16,756,607	(765,881)
Total net realized gains (losses)	1,072,458	232,805	—
Net change in unrealized appreciation (depreciation) on investments	(34,138,126)	4,765,621	(2,209)
Net increase (decrease) in net assets resulting from operations	$31,850,370	$21,755,033	$(768,090)

Investment Income

Total investment income consisted of interest income from investments, dividend income from investments, interest from cash and cash equivalents and fee income. For the years ended December 31, 2022 and 2021, and for the period from September 8, 2020 (inception) through December 31, 2020, total investment income was comprised of the following:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from September 8, 2020 (inception) through December 31, 2020
Interest income from investments	$128,975,333	$30,630,063	$29,166
Dividend income from investments	599,561	—	—
Interest from cash and cash equivalents	1,352	1,465	—
Fee income	373,750	1,474,524	—
Total investment income	$129,949,996	$32,106,052	$29,166

Expenses

Operating expenses for the years ended December 31, 2022 and 2021, and for the period from September 8, 2020 (inception) through December 31, 2022 were as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from September 8, 2020 (inception) through December 31, 2020
Base management fees	$18,937,555	$5,326,836	$2,877
Interest and credit facility fees	40,043,673	6,635,588	10,245
Organizational expenses	—	—	271,634
Offering costs	115,986	364,789	26,220
Professional fees	5,499,655	2,617,828	422,088
Directors fees	367,500	362,500	57,158
Insurance expenses	69,589	41,904	4,645
Total expenses	$65,033,958	$15,349,445	$795,047

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

For the years ended December 31, 2022 and 2021, the Company incurred $973,179 and $493,073 of administrative overhead expenses, respectively. For the period from September 8, 2020 (inception) through December 31, 2020, the Company incurred $26,646 of administrative overhead expenses. As of December 31, 2022 and 2021, administrator expenses of $278,561 and $147,102, respectively, remained payable to the Administrator. For the years ended December 31, 2022 and 2021, and for the period from September 8, 2020 (inception) through December 31, 2020, the Administrator has elected to waive additional charges that would have otherwise been eligible for reimbursement under the terms of the Administration Agreement which are not subject to recoupment.

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

Net Realized Gains (Losses) and Unrealized Appreciation (Depreciation) on Investments

The following table summarizes our net realized gains (losses) and unrealized appreciation (depreciation) for the years ended December 31, 2022 and 2021, and for the period from September 8, 2020 (inception) through December 31, 2020:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from September 8, 2020 (inception) through December 31, 2020
Net realized gains (losses) and unrealized appreciation (depreciation) on investments
Total net realized gains (losses)	$1,072,458	$232,805	$—
Total net change in unrealized appreciation (depreciation)	$(34,138,126)	$4,765,621	$(2,209)
Net realized gains (losses) and unrealized appreciation (depreciation) on investments	$(33,065,668)	$4,998,426	$(2,209)

For the year ended December 31, 2022, we had net realized gains on investments of $1.1 million. For the year ended December 31, 2021, we had net realized gains on investments of $0.2 million. For the period from September 8, 2020 (inception) through December 31, 2020, there were no net realized gains or losses.

The Adviser determines the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. During the years ended December 31, 2022 and 2021, we had net change in appreciation (depreciation) on our investment portfolio of $(34.1) million and $4.8 million, respectively. For the period from September 8, 2020 (inception) through December 31, 2020, we had net change in appreciation (depreciation) on our investment portfolio of $(0.0) million.

Selected Quarterly Financial Data

The tables below set forth certain quarterly financial data for the years ended December 31, 2022 and 2021

	Quarter Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total investment income	$45,853,940	$35,640,221	$26,741,051	$21,714,784
Net investment income (loss)	22,825,404	16,836,283	13,480,411	11,773,940
Net realized gains (losses) and unrealized appreciation (depreciation)	(13,322,463)	(13,959,224)	(2,495,862)	(3,288,119)
Net increase (decrease) in net assets resulting from operations	9,502,941	2,877,059	10,984,549	8,485,821
Net investment income (loss) per common share	0.57	0.49	0.42	0.43
Basic and diluted earnings (loss) per common share	0.24	0.08	0.34	0.31
Net asset value per common stock at end of quarter	19.32	19.61	19.98	20.04

	Quarter Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total investment income	$15,957,517	$8,711,521	$4,939,670	$2,497,344
Net investment income (loss)	8,437,432	4,698,801	2,572,249	1,048,125
Net realized gains (losses) and unrealized appreciation (depreciation)	(709,906)	2,565,160	2,669,026	241,341
Net increase (decrease) in net assets resulting from operations	7,747,206	7,477,086	5,241,275	1,289,466
Net investment income (loss) per common share	0.44	0.36	0.30	0.38
Basic and diluted earnings (loss) per common share	0.40	0.57	0.61	0.47
Net asset value per common stock at end of quarter	20.14	20.03	20.15	19.66

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

Since inception, the Company has completed the following share issuances:

Common Stock Issuance Date	Number of Common Stock Issued	Aggregate Offering Price
December 30, 2022	2,467,892	$48,500,000
December 27, 2022(1)	186,283	3,666,375
September 28, 2022	5,000,901	99,900,000
September 26, 2022(1)	138,540	2,767,536
June 29, 2022	2,498,950	50,000,000
June 27, 2022(1)	100,633	2,013,490
March 29, 2022	1,986,561	40,000,000
March 25, 2022	2,734,196	55,000,000
March 24, 2022(1)	87,065	1,751,362
December 22, 2021(1)	44,706	898,396
December 9, 2021	10,296,137	210,000,000
September 24, 2021	3,783,388	75,000,000
September 23, 2021(1)	17,842	353,695
August 25, 2021(1)	13,540	271,305
June 18, 2021	5,025,757	100,000,000
March 30, 2021	3,687,064	71,877,447
February 26, 2021	1,429,493	28,121,553
February 4, 2021	1,545,776	30,000,000
December 24, 2020	744,307	14,886,136
December 21, 2020	505,693	10,113,864
November 17, 2020	50	1,000
Total	42,294,774	$845,122,159

(1)	Shares were issued to stockholders participating in the Company’s DRIP.

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

Debt

Financing Facilities

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Capital Call Facility	$125,000,000	$5,000,000	$120,000,000	$4,561,000
Revolving Credit Facility	$750,000,000	$684,000,000	$66,000,000	$678,169,958
2025 Notes	$225,000,000	$225,000,000	$-	$222,720,117
Total	$1,100,000,000	$914,000,000	$186,000,000	$905,451,075

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Capital Call Facility	$200,000,000	$200,000,000	$—	$199,454,570
Revolving Credit Facility	$500,000,000	$435,000,000	$65,000,000	$430,085,807
Total	$700,000,000	$635,000,000	$65,000,000	$629,540,377

Liquidity

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of December 31, 2022 and December 31, 2021:

	As of
	December 31, 2022	December 31, 2021
Cash and cash equivalents	$33,791,187	$15,096,474
Unused borrowing capacity	186,000,000	65,000,000
Unfunded portfolio company commitments	(210,252,851)	(231,355,264)
Undrawn capital commitments	318,611,256	532,992,792
Total operational liquidity	$328,149,592	$381,734,002

Distributions

For the years ended December 31, 2022 and 2021, the Company declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Annualized Distribution Yield[1]	Distribution Paid
December 23, 2022	December 27, 2022	$0.550	11.1%	$21,802,329
September 23, 2022	September 26, 2022	$0.510	10.1%	$17,595,590
June 24, 2022	June 27, 2022	$0.405	8.1%	$12,970,138
March 23, 2022	March 24, 2022	$0.425	8.5%	$11,514,845
December 20, 2021	December 22, 2021	$0.32	8.8%	$8,655,695
September 21, 2021	September 23, 2021	$0.36	7.1%	$4,662,605
August 23, 2021	August 25, 2021	$0.28	6.3%	$3,622,679

[1]	Annualized distribution yield is calculated as annualized quarterly declared distribution divided by weighted average net asset value over the period. Weighted average net asset value is based on the net asset value at the beginning of the quarter plus capital called and distributions reinvested during the quarter. Assumes distribution paid on August 25, 2021 relates to the Company’s performance from January 1, 2021 through June 30, 2021. There were no distributions paid during the period from September 8, 2020 (inception) through December 31, 2020.

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

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of December 31, 2022 and December 31, 2021, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

Portfolio Company	Type of Investment	December 31, 2022 Par	December 31, 2021 Par
2-10 Holdco, Inc.	First Lien Revolving Loan	$2,777,778	$2,777,778
Accordian Partners LLC	First Lien Delayed Draw Term Loan	4,576,531	—
Accordian Partners LLC	First Lien Revolving Loan	2,034,014	—
AmeriLife Group LLC	First Lien Delayed Draw Term Loan	3,515,152	—
AmeriLife Group LLC	First Lien Revolving Loan	5,272,727	—
Anaplan, Inc.	First Lien Revolving Loan	1,546,008	—
AxiomSL Group, Inc.	First Lien Delayed Draw Term Loan	2,273,873	2,273,873
AxiomSL Group, Inc.	First Lien Revolving Loan	2,481,089	2,481,089
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	8,010,000	15,000,000
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	3,000,000	3,000,000
Bottomline Technologies, Inc.	First Lien Revolving Loan	7,365,385	—
Captive Resources Midco, LLC	First Lien Revolving Loan	2,202,764	—
CNSI Holdings, LLC	First Lien Revolving Loan	1,440,694	—
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	5,376,426	5,618,000
Diligent Corporation	First Lien Revolving Loan	3,500,000	5,000,000
Elkay LLC	First Lien Revolving Loan	3,611,111	3,611,111
Explorer Investor, Inc.	First Lien Delayed Draw Term Loan	5,058,140	—
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	594,253	9,237,537
Galway Borrower, LLC	First Lien Revolving Loan	4,098,295	4,398,827
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	4,397,000	—
Geosyntec Consultants, Inc.	First Lien Revolving Loan	1,609,000	—
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	—	13,464,000
GovDelivery Holdings, LLC	First Lien Revolving Loan	1,603,843	2,413,807
GraphPAD Software, LLC	First Lien Delayed Draw Term Loan	11,000,000	11,000,000
GraphPAD Software, LLC	First Lien Revolving Loan	2,500,000	2,500,000
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	—	20,974,500
IG Investments Holdings LLC	First Lien Revolving Loan	3,034,682	2,528,901
Imagine Acquisitionco, LLC	First Lien Delayed Draw Term Loan	6,430,868	6,430,868
Imagine Acquisitionco, LLC	First Lien Revolving Loan	4,630,225	4,630,225
Maverick 1 LLC	Second Lien Delayed Draw Term Loan	—	1,000,000
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	2,777,778	21,060,000
MBO Partners, Inc.	First Lien Delayed Draw Term Loan	9,910,664	—
Ministry Brands Purchaser, LLC	First Lien Delayed Draw Term Loan	5,649,718	5,649,718
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	847,458	1,694,915
Mirra-Prime Access Holdings, LLC	First Lien Revolving Loan	1,712,500	2,740,000
More Cowbell I LLC	First Lien Delayed Draw Term Loan	—	15,000,000
Project K BuyerCo, Inc.	First Lien Revolving Loan	7,727,273	7,727,273
RSC Acquisition, Inc.	First Lien Delayed Draw Term Loan	23,325,789	—
Simplifi Holdings, Inc.	First Lien Revolving Loan	2,891,566	2,891,566
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	1,168,555	1,274,788
SpecialtyCare, Inc.	First Lien Revolving Loan	658,640	1,062,323
Spirit RR Holdings, Inc.	First Lien Revolving Loan	1,400,226	—
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	4,130,000	7,000,000
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	980,000	3,500,000
Syntax Systems Limited	First Lien Delayed Draw Term Loan	2,970,297	2,970,297
Syntax Systems Limited	First Lien Revolving Loan	396,040	668,515
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	13,698,286	1,169,692
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	2,000,000	307,500
Tamarack Intermediate LLC	First Lien Revolving Loan	2,890,625	—
Tempus, LLC	First Lien Delayed Draw Term Loan	—	18,351,352

Portfolio Company	Type of Investment	December 31, 2022 Par	December 31, 2021 Par
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	7,446,809	7,446,809
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	8,942,308	12,500,000
Williams Martson, LLC	First Lien Delayed Draw Term Loan	2,553,846	—
Williams Martson, LLC	First Lien Revolving Loan	2,234,615	—
Total Par		$210,252,851	$231,355,264

We believe that we maintain sufficient liquidity in the form of cash, financing capacity and undrawn capital commitments from our investors to cover any outstanding unfunded portfolio company commitments we may be required to fund.

Investor Commitments

As of December 31, 2022, the Company has received capital commitments totaling $1,152 million, of which, $319 million remains unfunded.

Recent Developments

On March 21, 2023, our Board of Directors declared a distribution of $0.60 per share, or the Distribution, with respect to our Common Stock. The Distribution was paid on March 27, 2023 to stockholders of record on March 24, 2023. The Distribution represented an annualized distribution yield of approximately 12.6%.(1)

Pursuant to a capital drawdown notice to its investors, we issued and sold approximately 980,749 shares of our Common Stock, on March 29, 2023 for an aggregate offering price of $18,906,100. The sales of our Common Stock were made pursuant to subscription agreements entered into by us and our investors. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of our Common Stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice to the funding date.

Each of the sales of our Common Stock is exempt from the registration requirements of the Securities Act, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. We have not engaged in general solicitation or advertising with regard to the issuance and sale of the Common Stock and have not offered securities to the public in connection with such issuance and sale. We relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act.

Contractual Obligations

Our payment obligations for repayment of debt, which total our contractual obligations on December 31, 2022, include $5 million of financing under the Capital Call Facility maturing in less than one year, $684 million of financing under the Revolving Credit Facility maturing in three to five years, and $225 million of financing under the 2025 Notes maturing in one to three years.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Capital Call Facility	$5,000,000	$5,000,000	$—	$—	$—
Revolving Credit Facility	$684,000,000	$—	$—	$684,000,000	$—
2025 Notes	$225,000,000	$—	$225,000,000	$—	$—
Total Contractual Obligations	$914,000,000	$5,000,000	$225,000,000	$684,000,000	$—

Hedging

In connection with certain portfolio investments, the Company may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while the Company may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors may result in a poorer overall performance for the Company than if it had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions through the year ended December 31, 2022.

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

(1)	Based on the Distribution declared during the quarter ending March 31, 2023. Annualized distribution yield is calculated as annualized quarterly declared distribution divided by the weighted average net asset value. Weighted average net asset value is based on net asset value at the beginning of the quarter plus capital called and distributions reinvested during the quarter.

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

U.S. Federal Income Taxes

The Company has elected to be treated, and intends to qualify annually, to be taxed as a RIC under Subchapter M of the Code. As a RIC, the Company generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to Stockholders. To qualify as a RIC, the Company must, among other things, maintain an election under the 1940 Act to be regulated as a BDC, meet specified source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes generally of an amount at least equal to 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid. See “Note 11. Taxes.”

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

Interest Rate Risk

In March 2021, the U.K.’s Financial Conduct Authority publicly announced that all U.S. Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR settings and (ii) immediately after June 30, 2023 for the remaining U.S. Dollar LIBOR settings. Although most U.S. dollar LIBOR rates will continue to be published through June 30, 2023, the Financial Conduct Authority no longer compels panel banks to continue to contribute to LIBOR and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements backed by Treasury securities. Some regulators have prohibited the use of any LIBOR benchmarks in new contracts and have required that regulated entities transition existing contracts to another benchmark prior to June 30, 2023.

Although settings of such LIBOR benchmarks may continue to be available, such prohibitions and requirements may adversely affect the value of floating-rate debt securities in our portfolio or issued by the Company. Moreover, at this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR. Although there are an increasing number of issuances utilizing SOFR or the Sterling Over Night Index Average, or SONIA, an alternative reference rate that is based on transactions, these alternative reference rates may not attain market acceptance as replacements for LIBOR. All of our loan agreements with our portfolio companies include fallback language in the event that LIBOR becomes unavailable. This language generally either includes a clearly defined alternative reference rate after LIBOR’s discontinuation or provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

The transition away from LIBOR to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.

The U.S. Federal Reserve is currently embarking on an aggressive campaign of raising interest rates to address significant and persistent inflation. The goal of these interest rate increases is to slow economic growth and reduce price pressure. There is a significant chance that this central bank tightening cycle could force the U.S. into a recession, at which point interest rates and base rates would likely decrease. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR.

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

As of December 31, 2022, 94.7% of our debt investments based on fair value were at floating rates. Our credit facilities, including our Capital Call Facility and Revolving Credit Facility, also bear interest at floating rates.

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2022, the following table shows the approximate annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors and assuming no changes in our investment portfolio and borrowing structure):

	Change in
Basis point change	Interest Income (1)	Interest Expense	Net Investment Income (Loss)
300	$49,381,452	$(20,670,000)	$28,711,452
200	32,920,968	(13,780,000)	19,140,968
100	16,460,484	(6,890,000)	9,570,484
(100)	(16,460,484)	6,890,000	(9,570,484)
(200)	(32,920,968)	13,780,000	(19,140,968)
(300)	(48,908,419)	20,670,000	(28,238,419)

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	73
Consolidated Statements of Assets and Liabilities as of December 31, 2022 and December 31, 2021	74
Consolidated Statements of Operations for the for the years ended December 31, 2022 and 2021, and for the period from September 8, 2020 (inception) through December 31, 2020	75
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2022and 2021, and for the period from September 8, 2020 (inception) through December 31, 2020	76
Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021, and for the period from September 8, 2020 (inception) through December 31, 2020	77
Consolidated Schedules of Investments as of December 31, 2022 and December 31, 2021	78
Notes to Consolidated Financial Statements	89

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Stone Point Credit Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Stone Point Credit Corporation and subsidiary (the Company), including the consolidated schedules of investments as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the two year period ended December 31, 2022 and for the period from September 8, 2020 (inception) through December 31, 2020 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in its net assets, and its cash flows for each of the years in the two year period ended December 31, 2022 and for the period from September 8, 2020 (inception) through December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2022 and 2021, by correspondence with custodians, portfolio companies, agents, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

Stamford, Connecticut
March 30, 2023

Stone Point Credit Corporation

Consolidated Statements of Assets and Liabilities

	December 31, 2022	December 31, 2021
Assets:
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost $1,717,895,936 and $1,154,222,573, respectively)	$1,688,521,222	$1,158,985,986
Cash and cash equivalents	33,791,187	15,096,474
Interest receivable	19,132,554	8,504,961
Unsettled trades receivable	470,520	—
Paydown receivable	1,713,709	419,257
Deferred offering expenses	52,286	41,413
Prepaid expenses and other assets	442,973	27,299
Total assets	$1,744,124,451	$1,183,075,390
Liabilities:
Revolving credit facilities payable (net of deferred financing costs of $6,269,042 and $5,459,623, respectively) (Note 6)	$682,730,958	$629,540,377
2025 Notes payable (net of debt issuance costs of $2,279,883 and $0, respectively)	222,720,117	—
Unsettled trades payable	1,543,754	—
Base management fees payable (Note 3)	5,548,862	2,819,269
Organizational and offering expenses payable	—	41,057
Accounts payable and accrued expenses	2,381,877	2,289,807
Interest and financing fees payable	12,013,294	2,815,521
Total liabilities	$926,938,862	$637,506,031
Commitments and contingencies (Note 5)	$—	$—
Net assets:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2022 and December 31, 2021	$—	$—
Common stock, $0.001 par value, 250,000,000 shares authorized, 42,294,773 and 27,093,753 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	42,295	27,094
Paid in capital in excess of par	844,066,477	540,600,952
Distributable (accumulated) earnings (losses)	(26,923,183)	4,941,313
Total net assets	817,185,589	545,569,359
Total liabilities and net assets	$1,744,124,451	$1,183,075,390
Net asset value per common share	$19.32	$20.14

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Operations

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the Period from September 8, 2020 (inception) through December 31, 2020
Investment income:
Interest income from non-controlled/non-affiliated investments	$128,975,333	$30,630,063	$29,166
Dividend income from non-controlled/non-affiliated investments	599,561	—	—
Interest income from cash and cash equivalents	1,352	1,465	—
Total interest and dividend income	129,576,246	30,631,528	29,166
Fee income	373,750	1,474,524	—
Total fee income	373,750	1,474,524	—
Total investment income	129,949,996	32,106,052	29,166
Operating expenses:
Base management fees (Note 3)	$18,937,555	$5,326,836	$2,877
Interest and financing fees (Note 6)	40,043,673	6,635,588	10,425
Organizational expense (Note 4)	—	—	271,634
Offering costs (Note 4)	115,986	364,789	26,220
Professional fees	5,499,655	2,617,828	422,088
Directors fees	367,500	362,500	57,158
Insurance expense	69,589	41,904	4,645
Total expenses	65,033,958	15,349,445	795,047
Net investment income (loss)	$64,916,038	$16,756,607	$(765,881)
Net realized gains (losses) and unrealized appreciation (depreciation) on investments
Net realized gains (losses):
Non-controlled/non-affiliated investments	$1,072,458	$232,805	$—
Total net realized gains (losses)	$1,072,458	$232,805	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$(34,138,126)	$4,765,621	$(2,209)
Total net change in unrealized appreciation (depreciation)	$(34,138,126)	$4,765,621	$(2,209)
Net increase (decrease) in net assets resulting from operations	$31,850,370	$21,755,033	$(768,090)
Per share information—basic and diluted:
Net investment income (loss)	$1.94	$1.51	$(3.28)
Net increase (decrease) in net assets resulting from operations	$0.95	$1.96	$(3.29)
Weighted average shares outstanding	33,466,524	11,072,368	233,393

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Changes in Net Assets

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the Period from September 8, 2020 (inception) through December 31, 2020
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$64,916,038	$16,756,607	$(765,881)
Total net realized gains (losses)	1,072,458	232,805	—
Total net change in unrealized appreciation (depreciation)	(34,138,126)	4,765,621	(2,209)

Net increase (decrease) in net assets resulting from operations	31,850,370	21,755,033	(765,090)

Decrease in net assets resulting from stockholder distributions:
Shares distributed pursuant to dividend reinvestment plan	(10,198,762)	(1,523,396)	—
Distributions to stockholders	(53,634,140)	(15,417,584)	—

Net decrease in net assets resulting from stockholder distributions	(63,832,902)	(16,940,980)	—

Increase in net assets resulting from capital share transactions:
Issuance of shares of Common Stock pursuant to dividend reinvestment plan	10,198,762	1,523,396	—
Issuance of shares of Common Stock	293,400,000	514,999,000	25,001,000

Net increase in net assets resulting from capital share transactions	303,598,762	516,522,396	25,001,000

Total increase in net assets	271,616,230	521,336,449	24,232,910
Net assets, beginning of period	545,569,359	24,232,910	—
Net assets, end of period	$817,185,589	$545,569,359	$24,232,910
Net asset value per share	$19.32	$20.14	$19.39
Common shares outstanding at the end of the period	42,294,773	27,093,753	1,250,050

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the Period from September 8, 2020 (inception) through December 31, 2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$31,850,370	$21,755,033	$(768,090)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Total net change in unrealized (appreciation) depreciation	34,138,126	(4,765,621)	(2,209)
Total net realized (gains) losses	(1,072,458)	(232,805)	—
Amortization and accretion of premiums and discounts	(6,832,344)	(1,833,967)	2,209
Purchases of investments	(779,689,768)	(1,181,418,948)	(14,324,987)
Sales of investments	223,921,208	43,590,342	—
Changes in operating assets and liabilities:
Interest receivable	(10,627,593)	(8,478,004)	(26,957)
Dividend receivable	—	—	—
Unsettled trades receivable	(470,520)	—	—
Paydown receivable	(1,294,452)	(419,257)	—
Deferred offering expenses	(10,873)	294,857	(336,270)
Prepaid expenses and other assets	(415,674)	10,009	(37,308)
Base management fees payable	2,729,593	2,816,392	2,877
Organizational and offering expenses payable	(41,057)	(518,921)	559,978
Accounts payable and accrued expenses	92,070	1,702,311	587,496
Interest and financing fees payable	9,197,773	2,809,538	5,983
Unsettled trades payable	1,543,754	—	—
Net cash used in operating activities	(496,981,845)	(1,124,689,041)	(14,337,278)
Cash flows from financing activities:
Borrowings under revolving credit facility	912,000,000	978,000,000	17,000,000
Payments on revolving credit facilities	(858,000,000)	(360,000,000)	—
Deferred financing costs	(809,419)	(4,923,639)	(535,984)
Borrowings under 2025 Notes	225,000,000	—	—
Debt issuance costs	(2,279,883)	—	—
Distributions paid in cash	(53,634,140)	(15,417,584)	—
Proceeds from issuance of Common Stock	293,400,000	514,999,000	25,001,000
Net cash provided by financing activities	515,676,558	1,112,657,777	41,465,016
Net increase (decrease) in cash and cash equivalents	18,694,713	(12,031,264)	27,127,738
Cash and cash equivalents, beginning of period	15,096,474	27,127,738	—
Cash and cash equivalents, end of period	$33,791,187	$15,096,474	$27,127,738
Supplemental and Non-Cash Information
Cash paid during the year for interest	$22,365,581	$2,648,298	$—
Reinvestment of distributions during the period	$10,198,762	$1,523,396	$—

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of December 31, 2022

Portfolio Company 1 2 3	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount / Units	Cost [4]	Fair Value	Percentage of Net Assets [5]
Non-Controlled/Non-Affiliated Investments
Debt Investments – 205.0%
Capital Markets
Project K BuyerCo, Inc.	First Lien Term Loan	LIBOR + 5.75%, 0.75% Floor [7]	10.13%	12/10/2027	76,500,000	$75,183,711	$76,500,000	9.4%
Project K BuyerCo, Inc.	First Lien Revolving Loan	LIBOR + 5.75%, 0.75% Floor [8]	10.13%	12/10/2027	—	(127,248)	—	0.0%
Project K BuyerCo, Inc.	Unsecured Note	N/A	8.00%	12/10/2028	12,815,972	11,952,515	11,438,627	1.4%
Resolute Investment Managers, Inc.	First Lien Term Loan	LIBOR + 4.25%, 1.00% Floor [10]	8.98%	4/30/2024	5,254,404	5,225,933	5,076,190	0.6%
Resolute Investment Managers, Inc.	Second Lien Term Loan	LIBOR + 8.00%, 1.00% Floor [10]	12.41%	4/30/2025	846,853	844,404	782,394	0.1%
Total Capital Markets						93,079,315	93,797,211	11.5%

Diversified Consumer Services
Harbor Purchaser, Inc.	Second Lien Term Loan	SOFR + 8.50%, 0.50% Floor [13]	12.82%	4/8/2030	12,500,000	12,260,116	12,363,750	1.5%
Total Diversified Consumer Services						12,260,116	12,363,750	1.5%
Financial Services
Advisor Group Holdings, Inc. [6]	First Lien Term Loan	LIBOR + 4.50% [7]	8.88%	7/31/2026	7,328,745	7,046,120	7,183,819	0.9%
Advisor Group Holdings, Inc. [6]	Unsecured Note	N/A	10.75%	8/1/2027	7,359,830	7,378,265	7,476,624	0.9%
Beacon Pointe Harmony, LLC	First Lien Term Loan	SOFR + 5.25%, 0.75% Floor [13]	9.38%	12/29/2028	28,782,500	28,268,743	27,461,588	3.4%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.25%, 0.75% Floor 8 13	9.38%	12/29/2028	6,961,700	6,765,121	6,274,605	0.8%
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	SOFR + 5.25%, 0.75% Floor 8 13	9.38%	12/29/2027	—	(49,922)	(137,679)	0.0%
Edelman Financial Center [6]	Second Lien Term Loan	LIBOR + 6.75% [10]	11.13%	7/20/2026	14,042,404	12,955,636	12,697,072	1.6%
GC Two Intermediate Holdings, Inc. [6]	Unsecured Note	N/A	7.50%	4/1/2029	10,612,237	9,186,822	8,768,945	1.1%
Midcap Financial [6]	Unsecured Note	N/A	6.50%	5/1/2028	2,118,272	1,781,409	1,823,634	0.2%
Midcap Financial [6]	Unsecured Note	N/A	5.63%	1/15/2030	5,147,168	4,052,598	4,155,566	0.5%
Millennium Trust Co., LLC [6]	First Lien Term Loan	SOFR + 4.75%, 0.75% Floor [13]	9.17%	3/27/2026	3,969,072	3,857,702	3,805,348	0.5%
More Cowbell I LLC	First Lien Term Loan	LIBOR + 6.25%, 1.00% Floor [9]	10.56%	4/10/2028	12,782,600	12,425,445	12,782,600	1.6%
More Cowbell I LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.25% [9]	11.18%	4/10/2028	12,879,900	12,429,409	12,879,900	1.6%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR + 6.00%, 1.00% Floor [13]	9.41%	10/4/2027	22,189,205	21,997,655	21,993,554	2.7%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR + 6.00% [13]	9.41%	10/4/2027	2,480,000	2,444,449	2,458,133	0.3%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR + 6.00% [13]	10.75%	10/4/2027	2,485,196	2,410,199	2,463,283	0.3%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR + 6.00% [13]	10.75%	10/4/2027	12,301,714	12,272,051	12,072,463	1.5%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	LIBOR + 6.00%, 1.00% Floor [8]	10.75%	10/4/2027	—	(1,346)	(4,409)	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	SOFR + 6.00% [8]	10.75%	10/4/2027	—	—	(13,226)	0.0%
Total Financial Services						145,220,356	144,141,820	17.6%

Portfolio Company 1 2 3	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount / Units	Cost [4]	Fair Value	Percentage of Net Assets [5]
Health Care Providers & Services
CNSI Holdings, LLC	First Lien Term Loan	SOFR + 6.50%, 0.50% Floor [13]	10.62%	12/3/2029	15,159,698	14,632,698	14,628,730	1.8%
CNSI Holdings, LLC	First Lien Revolving Loan	SOFR + 6.50%, 0.50% Floor [8]	10.62%	12/17/2027	—	(49,549)	(50,424)	0.0%
CORA Health Holdings Corp.	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	10.48%	6/15/2027	14,166,270	13,997,725	12,695,934	1.6%
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor 8 10	10.48%	6/15/2027	240,099	207,804	(342,847)	0.0%
Giving Home Health Care	Second Lien Term Loan	N/A	12.50%	2/18/2028	4,500,000	4,414,912	4,414,050	0.5%
MB2 Dental Solutions, LLC	First Lien Term Loan	SOFR + 6.00%, 1.00% Floor [13]	10.42%	1/29/2027	10,839,729	10,656,338	10,616,832	1.3%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR + 6.00%, 1.00% Floor [13]	10.42%	1/29/2027	2,146,786	2,130,796	2,102,639	0.3%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR + 6.00%, 1.00% Floor [13]	10.42%	1/29/2027	1,761,647	1,748,526	1,725,421	0.2%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR + 6.00%, 1.00% Floor [13]	10.42%	1/29/2027	26,766,990	26,329,016	26,216,581	3.2%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR + 6.00%, 1.00% Floor 8 13	10.71%	1/29/2027	2,216,667	2,149,859	2,113,966	0.3%
Mirra-PrimeAccess Holdings, LLC	First Lien Term Loan	LIBOR + 6.50%, 1.00% Floor [7]	10.88%	7/29/2026	24,687,500	24,312,668	24,549,821	2.9%
Mirra-PrimeAccess Holdings, LLC	First Lien Revolving Loan	LIBOR + 6.50%, 1.00% Floor 7 8	10.88%	7/29/2026	1,027,500	967,448	901,232	0.1%
SpecialtyCare, Inc.	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	9.49%	6/19/2028	13,587,960	13,254,345	12,116,973	1.5%
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor 8 10	9.49%	6/19/2028	105,967	89,378	(32,009)	0.0%
SpecialtyCare, Inc.	First Lien Revolving Loan	LIBOR + 4.00% 7 8	8.29%	6/18/2026	403,683	381,537	288,679	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Term Loan	LIBOR + 5.75%, 0.75% Floor [10]	10.48%	1/2/2029	24,316,250	23,992,112	23,259,053	2.8%
Stepping Stones Healthcare Services, LLC	First Lien Term Loan	LIBOR + 5.75%, 0.75% Floor 8 10	10.48%	1/2/2029	2,861,075	2,803,017	2,557,124	0.3%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	ABR + 4.75%, 1.75% Floor 8 11	12.25%	12/29/2026	2,520,000	2,478,052	2,367,831	0.3%
Trinity Partners Holdings LLC	First Lien Term Loan	ABR + 4.75%, 1.75% Floor [8]	9.99%	12/21/2028	27,346,543	26,892,570	26,799,612	3.3%
Trinity Partners Holdings LLC	First Lien Revolving Loan	SOFR + 5.75%, 0.75% Floor [13]	9.99%	12/21/2028	—	(59,134)	(148,936)	0.0%
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.75%, 1.00% Floor [8]	10.90%	11/27/2026	12,355,848	12,204,375	12,051,461	1.5%
TST Intermediate Holdings, LLC	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor 8 9	10.90%	11/27/2026	3,536,779	3,521,421	3,229,355	0.4%
Total Health Care Providers & Services						187,055,914	181,061,078	22.2%

Health Care Technology
Ellkay, LLC	First Lien Term Loan	LIBOR + 6.25%, 1.00% Floor [10]	11.00%	9/14/2027	28,527,778	28,066,130	27,710,123	3.4%
Ellkay, LLC	First Lien Revolving Loan	LIBOR + 6.25%, 1.00% Floor [8]	11.00%	9/14/2027	—	(56,598)	(103,501)	0.0%

Portfolio Company 1 2 3	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount / Units	Cost [4]	Fair Value	Percentage of Net Assets [5]
FINThrive Software Intermediate Holdings, Inc.	Second Lien Term Loan	LIBOR + 6.75%, 0.50% Floor [7]	11.13%	12/17/2029	21,518,900	21,075,642	17,718,039	2.2%
GraphPAD Software, LLC	First Lien Term Loan	LIBOR + 5.50%, 1.00% Floor [10]	10.23%	4/27/2027	4,131,476	4,098,211	4,062,886	0.5%
GraphPAD Software, LLC	First Lien Term Loan	LIBOR + 5.50%, 1.00% Floor [10]	10.23%	4/1/2027	19,800,000	19,634,540	19,471,283	2.4%
GraphPAD Software, LLC	First Lien Term Loan	LIBOR + 5.50%, 1.00% Floor [9]	10.43%	4/27/2027	17,237,500	17,111,561	16,951,325	2.1%
GraphPAD Software, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.50%, 1.00% Floor [8]	10.43%	4/1/2027	—	(88,947)	(182,621)	0.0%
GraphPAD Software, LLC	First Lien Revolving Loan	LIBOR + 5.50%, 1.00% Floor [8]	10.43%	4/27/2027	—	(18,043)	(41,505)	0.0%
Imagine Acquisitionco, LLC	First Lien Term Loan	LIBOR + 5.50%, 1.00% Floor [10]	10.14%	11/16/2027	28,649,518	28,292,857	27,564,549	3.4%
Imagine Acquisitionco, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.50%, 1.00% Floor [8]	10.14%	11/16/2023	—	(26,279)	(243,540)	0.0%
Imagine Acquisitionco, LLC	First Lien Revolving Loan	LIBOR + 5.50%, 1.00% Floor [8]	10.14%	11/16/2027	—	(56,425)	(175,348)	0.0%
Total Health Care Technology						118,032,649	112,731,690	13.8%

Portfolio Company 1 2 3	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount / Units	Cost [4]	Fair Value	Percentage of Net Assets [5]
Insurance
AmeriLife Group LLC	First Lien Term Loan	SOFR + 5.75%, 0.75% Floor [13]	9.01%	8/31/2029	42,181,818	41,382,650	41,346,618	5.1%
AmeriLife Group LLC	First Lien Delayed Draw Term Loan	SOFR + 5.75%, 0.75% Floor 8 13	9.01%	8/30/2024	7,030,303	6,860,575	6,821,503	0.8%
AmeriLife Group LLC	First Lien Revolving Loan	SOFR + 5.75%, 0.75% Floor [8]	9.01%	8/31/2028	—	(99,537)	(104,400)	0.0%
Assured Partners, Inc. [6]	First Lien Term Loan	SOFR + 3.50%, 0.50% Floor [13]	7.82%	2/12/2027	4,000	3,778	3,894	0.0%
Assured Partners, Inc. [6]	Unsecured Note	N/A	5.63%	1/15/2029	5,123,753	4,133,391	4,230,939	0.5%
Captive Resources Midco, LLC	First Lien Term Loan	SOFR + 2.63%, 0.75% Floor [13]	10.07%	6/29/2029	29,625,750	29,057,309	28,840,668	3.5%
Captive Resources Midco, LLC	First Lien Revolving Loan	SOFR + 2.63%, 0.75% Floor [8]	10.07%	7/1/2028	—	(40,361)	(58,373)	0.0%
Euclid Transactional, LLC	First Lien Term Loan	SOFR + 6.80%, 0.75% Floor [13]	11.23%	10/2/2028	80,000,000	78,492,342	80,800,001	9.9%
Galway Borrower, LLC	First Lien Term Loan	LIBOR + 5.25%, 0.75% Floor [10]	9.98%	9/29/2028	64,427,499	63,819,163	63,154,664	7.7%
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.25%, 0.75% Floor [8]	9.98%	9/29/2028	—	(11,665)	(11,740)	0.0%
Galway Borrower, LLC	First Lien Revolving Loan	LIBOR + 5.25%, 0.75% Floor [8]	9.98%	9/30/2027	—	(41,805)	(80,966)	0.0%
Harrington Reinsurance Holdings Limited	Unsecured Note	N/A	7.25%	6/29/2031	20,000,000	19,643,101	19,886,918	2.4%
NFP Corp. [6]	Unsecured Note	N/A	6.88%	8/15/2028	27,761,417	23,102,618	23,300,157	2.9%
NFP Corp. [6]	Unsecured Note	N/A	7.50%	10/1/2030	2,075,000	2,075,000	1,953,958	0.2%
RSC Acquisition, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.50%, 0.75% Floor 8 13	10.05%	11/1/2026	9,652,457	9,440,968	9,418,311	1.2%
Total Insurance						277,817,527	279,502,152	34.2%
IT Services
Auctane Holdings, LLC	First Lien Term Loan	LIBOR + 5.75%, 0.75% Floor [7]	10.13%	10/5/2028	39,700,000	39,010,786	38,531,467	4.7%
Auctane Holdings, LLC	First Lien Term Loan	LIBOR + 5.75%, 0.75% Floor [7]	10.13%	10/5/2028	13,026,563	12,799,437	12,643,138	1.5%
Bottomline Technologies, Inc.	First Lien Term Loan	SOFR + 5.50%, 0.75% Floor [13]	9.82%	5/14/2029	88,163,653	86,500,958	86,585,525	10.6%
Bottomline Technologies, Inc.	First Lien Revolving Loan	SOFR + 5.50%, 1.00% Floor [8]	9.82%	5/15/2028	—	(131,650)	(131,840)	0.0%

Dcert Buyer, Inc. [6]	Second Lien Term Loan	SOFR + 7.00% [13]	11.70%	2/19/2029	11,660,000	11,513,443	10,692,220	1.3%
Ensono, Inc.	Second Lien Term Loan	LIBOR + 8.00% [9]	13.15%	5/28/2029	11,250,000	11,149,649	10,461,794	1.3%
Helpsystems Holdings, Inc.	Second Lien Term Loan	SOFR + 6.75%, 1.00% Floor [13]	10.94%	11/19/2027	10,000,000	10,000,000	8,954,120	1.1%
Ministry Brands Purchaser, LLC	First Lien Term Loan	LIBOR + 5.50%, 0.75% Floor [7]	9.88%	12/28/2028	17,522,952	17,367,401	16,648,917	2.0%
Ministry Brands Purchaser, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.50%, 0.75% Floor [8]	9.88%	12/29/2028	—	(24,322)	(281,805)	0.0%
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	LIBOR + 5.50%, 0.75% Floor 7 8	9.88%	12/24/2027	847,458	833,341	762,916	0.1%
Neptune BidCo US Inc.	Second Lien Term Loan	SOFR + 9.75%, 0.75% Floor [13]	13.57%	10/11/2029	12,500,000	12,131,165	12,125,000	1.5%
Vision Solutions, Inc.	Second Lien Term Loan	LIBOR + 7.25%, 0.75% Floor [10]	11.61%	4/23/2029	30,000,000	29,748,554	24,083,345	2.9%

Portfolio Company 1 2 3	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount / Units	Cost [4]	Fair Value	Percentage of Net Assets [5]
Watchguard Technologies, Inc. [6]	First Lien Term Loan	SOFR + 5.25%, 1.00% Floor [13]	9.57%	7/5/2029	5,236,875	4,908,425	5,019,545	0.6%
WWEX Uni Topco Holdings, LLC	Second Lien Term Loan	LIBOR + 7.00%, 0.75% Floor [10]	11.73%	7/26/2029	20,000,000	19,428,935	18,158,188	2.2%
Total IT Services						255,236,122	244,252,530	29.9%
Professional Services
Accordion Partners LLC	First Lien Term Loan	SOFR + 6.25%, 1.00% [13]	10.83%	8/29/2029	23,289,456	22,780,454	22,779,417	2.8%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR + 6.25% [8]	10.83%	8/29/2029	—	(64,426)	(100,226)	0.0%
Accordion Partners LLC	First Lien Revolving Loan	SOFR + 6.25% [8]	10.83%	8/31/2028	—	(43,197)	(44,545)	0.0%
Explorer Investor, Inc.	First Lien Term Loan	SOFR + 6.00%, 0.50% Floor [13]	10.15%	6/28/2029	23,822,151	22,453,966	22,507,168	2.8%
Explorer Investor, Inc.	First Lien Delayed Draw Term Loan	SOFR + 6.00%, 0.50% Floor [8]	10.15%	6/28/2024	—	(288,544)	(279,209)	0.0%
IG Investments Holdings	First Lien Term Loan	LIBOR + 6.00%, 0.75% Floor [7]	10.38%	9/22/2028	64,130,419	63,038,331	63,105,923	7.7%
IG Investments Holdings	First Lien Term Loan	LIBOR + 6.00%, 0.75% Floor [7]	10.38%	9/22/2028	4,949,875	4,906,696	4,870,799	0.6%
IG Investments Holdings	First Lien Revolving Loan	LIBOR + 6.00%, 0.75% Floor 7 8	10.38%	9/22/2027	2,023,121	1,943,553	1,942,322	0.2%
Geosyntec Consultants, Inc.	First Lien Term Loan	SOFR + 5.25%, 0.75% [13]	9.57%	5/18/2029	10,441,530	10,269,340	10,157,520	1.2%
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.25%, 0.75% [8]	9.57%	5/18/2024	—	(35,135)	(119,598)	0.0%
Geosyntec Consultants, Inc.	First Lien Revolving Loan	SOFR + 5.25%, 1.00% [8]	9.57%	5/18/2027	—	(25,647)	(43,765)	0.0%
MBO Partners, Inc.	First Lien Term Loan	SOFR + 7.75%, 1.00% [13]	12.48%	5/23/2028	44,662,500	43,396,705	43,880,906	5.4%
MBO Partners, Inc.	First Lien Delayed Draw Term Loan	SOFR + 7.75%, 1.00% 8 13	12.48%	5/23/2028	10,038,889	9,622,276	9,689,772	1.2%
People 2.0, Inc.	First Lien Term Loan	SOFR + 7.50%, 1.00% [13]	11.82%	7/12/2028	45,386,250	44,519,435	44,537,527	5.5%
Vaco Holdings	First Lien Term Loan	SOFR + 5.00%, 0.75% [13]	9.73%	1/19/2029	5,759,781	5,591,743	5,607,723	0.7%
Williams Martson, LLC	First Lien Term Loan	SOFR + 5.75%, 1.00% [13]	10.25%	8/25/2028	15,921,635	15,443,986	15,305,467	1.9%
Williams Martson, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.75%, 1.00% [8]	10.25%	8/26/2024	—	(48,350)	(98,834)	0.0%
Williams Martson, LLC	First Lien Revolving Loan	SOFR + 5.75%, 1.00% [8]	10.25%	8/25/2028	—	(63,324)	(86,480)	0.0%
Total Professional Services						243,397,862	243,611,887	29.8%
Real Estate Management & Development
2-10 Holdco, Inc.	First Lien Term Loan	SOFR + 6.00%, 1.00% Floor [13]	10.42%	3/26/2026	49,125,000	48,547,918	49,125,000	6.0%
2-10 Holdco, Inc.	First Lien Revolving Loan	SOFR + 6.00%, 1.00% Floor [8]	10.42%	3/26/2026	—	(30,561)	—	0.0%
Total Real Estate Management & Development						48,517,357	49,125,000	6.0%
Software
Anaplan, Inc.	First Lien Term Loan	SOFR + 6.50%, 1.00% Floor [13]	10.82%	6/21/2029	20,672,334	20,276,632	20,263,022	2.5%
Anaplan, Inc.	First Lien Revolving Loan	SOFR + 6.50%, 1.00% Floor [8]	10.82%	6/21/2028	—	(28,184)	(30,611)	0.0%
AxiomSL Group, Inc.	First Lien Term Loan	LIBOR + 6.00%, 1.00% Floor [7]	10.13%	12/3/2027	34,716,362	34,141,218	33,792,492	4.1%

Portfolio Company 1 2 3	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount / Units	Cost [4]	Fair Value	Percentage of Net Assets [5]
AxiomSL Group, Inc.	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor [8]	10.13%	12/3/2027	—	(17,712)	(60,512)	0.0%
AxiomSL Group, Inc.	First Lien Revolving Loan	LIBOR + 6.00%, 1.00% Floor [8]	10.13%	12/3/2025	—	(33,174)	(66,027)	0.0%
Diligent Corporation	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [7]	10.13%	8/4/2025	29,475,000	29,283,815	28,138,072	3.4%
Diligent Corporation	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [7]	10.13%	8/4/2025	9,825,000	9,759,571	9,379,357	1.1%
Diligent Corporation	First Lien Revolving Loan	LIBOR + 6.25%, 1.00% Floor 7 8	10.13%	8/4/2025	1,500,000	1,470,044	1,306,250	0.2%
GovDelivery Holdings, LLC	First Lien Term Loan	LIBOR + 6.50%, 1.00% Floor [7]	11.14%	1/29/2027	27,241,366	26,733,717	26,182,580	3.2%
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor 7 8	10.14%	1/29/2027	33,845,980	33,294,989	31,946,561	3.9%
GovDelivery Holdings, LLC	First Lien Revolving Loan	LIBOR + 6.50%, 1.00% Floor 7 8	10.14%	1/29/2027	809,964	785,357	716,147	0.1%
GS Acquisitionco, Inc.	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [9]	9.92%	5/22/2026	37,131,476	37,038,235	35,714,830	4.4%
Ion Trading Technologies [6]	Unsecured Note	N/A	5.75%	5/15/2028	1,875,000	1,540,000	1,565,156	0.2%
Mandolin Technology Intermediate Holdings, Inc.	Second Lien Term Loan	LIBOR + 6.50%, 0.50% Floor [10]	10.91%	7/30/2029	17,500,000	17,337,883	15,935,095	1.9%
Maverick 1 LLC	Second Lien Term Loan	LIBOR + 6.75%, 0.75% Floor [10]	11.16%	5/18/2029	9,000,000	8,960,479	8,909,263	1.1%
McAfee Enterprise [6]	First Lien Term Loan	LIBOR + 4.75%, 0.75% Floor [10]	9.17%	7/27/2028	5,232,836	4,786,287	4,505,157	0.6%
Orion Advisor Solutions, Inc	Second Lien Term Loan	LIBOR + 8.50%, 1.00% Floor [10]	12.91%	9/24/2028	16,500,000	16,380,886	15,409,941	1.9%
RealPage, Inc. [6]	Second Lien Term Loan	LIBOR + 6.50%, 0.75% Floor [7]	10.88%	4/23/2029	5,628,559	5,518,941	5,442,113	0.7%
Simplifi Holdings, Inc.	First Lien Term Loan	LIBOR + 5.50%, 0.75% Floor [10]	9.25%	10/1/2027	26,837,349	26,389,048	26,445,644	3.2%
Simplifi Holdings, Inc.	First Lien Revolving Loan	LIBOR + 5.50%, 0.75% Floor [8]	9.25%	10/1/2026	—	(43,358)	(42,204)	0.0%
Spirit RR Holdings, Inc.	First Lien Term Loan	SOFR + 6.50%, 1.00% Floor [13]	11.18%	9/13/2028	14,002,261	13,588,333	13,597,596	1.7%
Spirit RR Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR + 6.50%, 1.00% Floor 8 13	11.18%	9/13/2024	3,033,823	2,945,142	2,946,146	0.4%
Spirit RR Holdings, Inc.	First Lien Revolving Loan	SOFR + 6.50%, 1.00% Floor [8]	11.18%	9/13/2028	—	(39,899)	(40,467)	0.0%
Syntax Systems Limited	First Lien Term Loan	LIBOR + 5.50%, 0.75% Floor [7]	10.13%	10/29/2028	10,706,064	10,613,050	10,235,218	1.3%
Syntax Systems Limited	First Lien Delayed Draw Term Loan	LIBOR + 5.50%, 0.75% Floor [8]	10.13%	10/15/2028	—	(24,859)	(130,632)	0.0%
Syntax Systems Limited	First Lien Revolving Loan	LIBOR + 5.50%, 0.75% Floor 7 8	10.04%	10/29/2026	792,079	782,190	739,826	0.1%
Tamarack Intermediate LLC	First Lien Revolving Loan	SOFR + 5.75%, 0.75% Floor [13]	9.48%	3/13/2028	21,376,953	20,995,023	21,009,270	2.6%
Tamarack Intermediate LLC	First Lien Delayed Draw Term Loan	SOFR + 5.75%, 0.75% Floor 8 13	9.48%	3/13/2028	625,000	564,174	564,531	0.1%
Total Software						322,997,828	314,373,814	38.5%
Equity and Warrants—1.7%
Health Care Technology
Imagine Acquisitionco, LLC	Equity	N/A	N/A	N/A	2,000,000	2,000,000	2,103,614	0.3%
Total Health Care Technology						2,000,000	2,103,614	0.3%

Portfolio Company 1 2 3	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount / Units	Cost [4]	Fair Value	Percentage of Net Assets [5]
Software
GT Polaris Holdings	Equity	N/A	12.50%	N/A	8,804,811	8,645,543	7,821,358	1.0%
Spirit RR Holdings, Inc.	Equity	N/A	N/A	N/A	3,585,975	3,635,318	3,635,318	0.4%
Total Software						12,280,861	11,456,676	1.4%

Warrants– 0.0%
Health Care Providers & Services
Giving Home Health Care	Warrants	N/A	N/A	N/A	2,917	29	—	0.0%
Total Health Care Providers & Services						29	—	0.0%

Total Non-Controlled/Non-Affiliated Investments						$1,717,895,936	$1,688,521,222	206.6%

(1)	All of the Company’s investments are domiciled in the United States except for Harrington Reinsurance Holdings Limited and Syntax Systems Limited, which are domiciled in Bermuda and Canada, respectively.
(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940 except for Harrington Reinsurance Holdings Limited and Syntax Systems Limited.
(4)	Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	Percentage is based on net assets of $817,185,589 as of December 31, 2022.
(6)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(7)	The interest rate on this security is subject to a base rate plus 1 Month “1M” LIBOR, which at December 31, 2022 was 4.37%.
(8)	This investment has an unfunded commitment as of December 31, 2022. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(9)	The interest rate on this security is subject to a base rate plus 6 Month “6M” LIBOR, which at December 31, 2022 was 5.14%.
(10)	The interest rate on this security is subject to a base rate plus 3 Month “3M” LIBOR, which at December 31, 2022 was 4.77%.
(11)	The interest rate on this security is subject to the Alternate Base Rate, which at December 31, 2022 was 7.50%.
(12)	The interest rate on this security is subject to a base rate plus 12 Month “12M” LIBOR, which at December 31, 2022 was 5.48%.
(13)	The interest rate on this security is subject to the Secured Overnight Financing Rate, which at December 31, 2022 was 4.30%.

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Schedule of Investments

As of December 31, 2021

Portfolio Company 1 2 3	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount / Units	Cost [4]	Fair Value	Percentage of Net Assets [5]
Non-Controlled/Non-Affiliated Investments
Debt Investments – 212.1%
Capital Markets
Project K BuyerCo, Inc.	First Lien Term Loan	LIBOR + 6.00%, 0.75% Floor [10]	6.75%	12/10/2027	$77,272,727	$75,743,674	$75,727,273	13.9%
Project K BuyerCo, Inc.	First Lien Revolving Loan	LIBOR + 6.00%, 0.75% Floor [8]	6.75%	12/10/2027	—	(152,994)	(154,545)	0.0%
Resolute Investment Managers, Inc.	First Lien Revolving Loan	LIBOR + 4.25%, 1.00% Floor [10]	5.25%	4/30/2024	5,334,098	5,286,083	5,334,098	1.0%
Resolute Investment Managers, Inc.	Second Lien Term Loan	LIBOR + 8.00%, 1.00% Floor [10]	9.00%	4/30/2025	846,853	843,712	846,853	0.2%

Total Capital Markets						81,720,475	81,753,679	15.0%

Financial Services
Beacon Pointe Harmony, LLC	First Lien Term Loan	LIBOR + 5.25%, 0.75% Floor [10]	6.00%	12/19/2028	29,000,000	28,420,747	28,512,553	5.2%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.25%, 0.75% Floor [8]	6.00%	12/19/2028	—	(149,811)	(252,128)	0.0%
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	LIBOR + 5.25%, 0.75% Floor [8]	6.00%	12/19/2028	—	(59,918)	(50,426)	0.0%
More Cowbell I LLC	First Lien Term Loan	LIBOR + 6.25%, 1.00% Floor [9]	7.25%	4/10/2028	14,925,000	14,451,428	14,925,000	2.7%
More Cowbell I LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.25%, 1.00% Floor [8]	7.25%	4/10/2028	—	(326,821)	—	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.75%	10/4/2027	22,414,205	22,125,703	22,414,205	4.1%

TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.75%	10/4/2027	2,500,000	2,456,239	2,500,000	0.5%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor 8 10	6.75%	10/4/2027	1,330,308	1,322,080	1,330,308	0.2%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	LIBOR + 5.75%, 1.00% Floor 8 10	6.75%	10/4/2027	192,500	191,154	192,500	0.0%

Total Financial Services						68,430,801	69,572,012	12.8%

Portfolio Company 1 2 3	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount / Units	Cost [4]	Fair Value	Percentage of Net Assets [5]
Health Care Providers & Services
CORA Health Holdings Corp.	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.75%	6/15/2027	14,310,090	14,109,039	14,310,090	2.6%
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.75%	6/15/2027	—	(38,457)	—	0.0%
Mamba Purchaser, Inc.	Second Lien Term Loan	LIBOR + 6.50%, 0.50% Floor [7]	7.00%	10/15/2029	15,000,000	14,877,318	14,875,000	2.7%
MB2 Dental Solutions, LLC	First Lien Term Loan	LIBOR + 6.00%, 1.00% Floor [10]	7.00%	1/29/2027	10,950,057	10,728,154	10,950,057	2.0%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor [10]	7.00%	1/29/2027	3,530,413	3,496,882	3,530,413	0.6%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	ABR + 5.00%, 2.00% Floor [11]	8.25%	1/29/2027	417,688	413,721	417,688	0.1%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor 8 10	7.00%	1/29/2027	5,940,000	5,620,291	5,940,000	1.1%
Mirra-PrimeAccess Holdings, LLC	First Lien Term Loan	LIBOR + 6.50%, 1.00% Floor [10]	7.50%	7/29/2026	24,937,500	24,472,250	24,625,616	4.5%
Mirra-PrimeAccess Holdings, LLC	First Lien Revolving Loan	LIBOR + 6.50%, 1.00% Floor [8]	7.50%	7/29/2026	—	(60,052)	(34,268)	0.0%
SpecialtyCare, Inc.	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [7]	6.75%	6/18/2028	13,725,212	13,337,609	13,541,199	2.5%
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.75%	6/18/2028	—	(17,749)	(17,091)	0.0%
SpecialtyCare, Inc.	First Lien Revolving Loan	LIBOR + 4.00% 7 8	4.08%	6/18/2026	—	(28,541)	(14,243)	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Term Loan	LIBOR + 5.75%, 0.75% Floor [10]	6.50%	1/2/2029	24,500,000	24,133,018	24,181,500	4.4%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 0.75% Floor [8]	6.50%	1/2/2029	—	(34,973)	(91,000)	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	LIBOR + 5.75%, 0.75% Floor [8]	6.50%	12/29/2026	—	(52,442)	(45,500)	0.0%
Trinity Partners Holdings LLC	First Lien Term Loan	LIBOR + 5.75%, 0.75% Floor [10]	6.50%	12/21/2028	27,553,191	27,005,646	27,060,751	5.0%
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 0.75% Floor [8]	6.50%	12/21/2028	—	(74,019)	(133,092)	0.0%
TST Intermediate Holdings, LLC	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.75%	11/27/2026	12,480,905	12,296,189	12,387,322	2.3%
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.75%	11/27/2026	—	—	(93,726)	0.0%
Total Health Care Providers & Services						150,183,884	151,390,716	27.8%

Health Care Technology
Ellkay, LLC	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.75%	9/14/2027	28,816,667	28,266,349	28,326,057	5.2%
Ellkay, LLC	First Lien Revolving Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.75%	9/14/2027	—	(68,629)	(61,480)	0.0%
GraphPAD Software, LLC	First Lien Term Loan	LIBOR +5.50%, 1.00% Floor [7]	6.50%	4/27/2027	4,173,314	4,132,543	4,131,581	0.8%
GraphPAD Software, LLC	First Lien Term Loan	LIBOR +5.50%, 1.00% Floor [7]	6.50%	4/1/2027	20,000,000	19,801,118	19,800,000	3.6%
GraphPAD Software, LLC	First Lien Term Loan	LIBOR +5.50%, 1.00% Floor [12]	6.50%	4/27/2027	17,412,500	17,255,781	17,238,375	3.2%
GraphPAD Software, LLC	First Lien Delayed Draw Term Loan	LIBOR +5.50%, 1.00% Floor [8]	6.50%	4/27/2027	—	(109,167)	(110,000)	0.0%
GraphPAD Software, LLC	First Lien Revolving Loan	LIBOR + 6.00%, 1.00% Floor [8]	7.00%	4/27/2027	—	(22,220)	(25,000)	0.0%
Imagine Acquisitionco, LLC	First Lien Term Loan	LIBOR +5.50%, 1.00% Floor [10]	6.50%	11/16/2027	28,938,907	28,512,050	28,406,654	5.2%
Imagine Acquisitionco, LLC	First Lien Delayed Draw Term Loan	LIBOR +5.50%, 1.00% Floor [8]	6.50%	11/16/2027	—	(31,571)	(118,278)	0.0%
Imagine Acquisitionco, LLC	First Lien Revolving Loan	LIBOR +5.50%, 1.00% Floor [8]	6.50%	11/16/2027	—	(67,995)	(85,160)	0.0%
FINThrive Software Intermediate Holdings, Inc.	Second Lien Term Loan	LIBOR + 6.75%, 0.50% Floor [10]	7.25%	12/17/2029	20,000,000	19,700,093	19,700,000	3.6%
Total Health Care Technology						117,368,352	117,202,749	21.5%

Portfolio Company 1 2 3	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount / Units	Cost [4]	Fair Value	Percentage of Net Assets [5]
Insurance
Captive Resources Midco, LLC	First Lien Term Loan	LIBOR + 5.50%, 0.75% Floor [10]	6.25%	5/31/2027	65,000,000	64,273,037	64,187,500	11.8%
Euclid Transactional, LLC	First Lien Term Loan	LIBOR + 7.22%, 0.75% Floor [7]	7.97%	10/2/2028	80,000,000	78,294,529	78,250,000	14.3%
Galway Borrower, LLC	First Lien Term Loan	LIBOR + 5.25%, 0.75% Floor [10]	6.00%	9/29/2028	61,210,227	60,497,358	60,067,470	11.0%
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.25%, 0.75% Floor [8]	6.00%	9/29/2028	—	(84,906)	(172,459)	0.0%
Galway Borrower, LLC	First Lien Revolving Loan	LIBOR + 5.25%, 0.75% Floor [8]	6.00%	9/30/2027	—	(54,321)	(82,123)	0.0%
Harrington Reinsurance Holdings Limited	Unsecured Note	N/A	7.25%	6/29/2031	20,000,000	19,613,993	20,000,000	3.7%
Total Insurance						222,539,690	222,250,388	40.7%

IT Services
Dcert Buyer, Inc. [6]	Second Lien Term Loan	LIBOR + 7.00% [7]	7.10%	2/19/2029	10,000,000	9,976,907	10,041,650	1.8%
Ensono, Inc.	Second Lien Term Loan	LIBOR + 8.00% [9]	8.35%	5/28/2029	11,250,000	11,140,822	11,250,000	2.1%
Helpsystems Holdings, Inc.	Second Lien Term Loan	LIBOR + 6.75%, 0.75% Floor [10]	7.50%	11/19/2027	10,000,000	10,000,000	10,000,000	1.8%
Ministry Brands Purchaser, LLC	First Lien Term Loan	LIBOR + 5.50%, 0.75% Floor [10]	6.25%	12/28/2028	17,655,367	17,478,911	17,498,763	3.2%
Ministry Brands Purchaser, LLC	First Lien Delayed Draw Term Loan	LIBOR + 5.50%, 0.75% Floor [8]	6.25%	12/28/2028	—	(28,236)	(50,113)	0.0%
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	LIBOR + 5.50%, 0.75% Floor [8]	6.25%	12/24/2027	—	(16,941)	(15,034)	0.0%
Stamps.com Inc	First Lien Term Loan	LIBOR + 5.75%, 0.75% Floor [10]	6.50%	10/5/2028	53,125,000	52,080,388	52,062,500	9.5%
Vision Solutions, Inc. [6]	Second Lien Term Loan	LIBOR + 7.25%, 0.75% Floor [10]	8.00%	4/23/2029	13,000,000	12,880,544	13,020,345	2.4%
WWEX Uni Topco Holdings, LLC	Second Lien Term Loan	LIBOR + 7.00%, 0.75% Floor [10]	7.75%	7/26/2029	20,000,000	19,369,608	20,000,000	3.7%
Total IT Services						132,882,003	133,808,111	24.5%

Professional Services
Eisner Advisory Group	First Lien Term Loan	LIBOR + 5.25%, 0.75% Floor [10]	6.00%	7/28/2028	17,955,000	17,787,148	17,884,465	3.3%
IG Investments Holdings	First Lien Term Loan	LIBOR + 6.00%, 0.75% Floor [10]	6.75%	9/22/2028	64,779,841	63,526,192	63,374,098	11.6%
IG Investments Holdings	First Lien Revolving Loan	LIBOR + 6.00%, 0.75% Floor 8 10	6.75%	9/22/2027	2,528,902	2,432,497	2,419,146	0.4%
Tempus, LLC	First Lien Term Loan	LIBOR + 6.00%, 1.00% Floor [10]	7.00%	2/5/2027	34,780,144	34,282,162	34,780,144	6.4%
Tempus, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor 8 10	7.00%	2/5/2027	5,297,297	4,838,068	5,297,297	1.0%
Total Professional Services						122,866,067	123,755,150	22.7%

Real Estate Management & Development

2-10 Holdco, Inc.	First Lien Term Loan	LIBOR + 6.00%, 0.75% Floor [10]	6.75%	3/26/2026	49,625,000	48,975,723	49,625,000	9.1%
2-10 Holdco, Inc.	First Lien Revolving Loan	LIBOR + 6.00%, 0.75% Floor [8]	6.75%	3/26/2026	—	(35,468)	—	0.0%
Total Real Estate Management & Development						48,940,255	49,625,000	9.1%

Software
AxiomSL Group, Inc.	First Lien Term Loan	LIBOR + 6.00%, 1.00% Floor [10]	7.00%	12/3/2027	35,068,812	34,409,007	34,134,174	6.3%
AxiomSL Group, Inc.	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor [8]	7.00%	12/3/2027	—	(21,176)	(60,602)	0.0%
AxiomSL Group, Inc.	First Lien Revolving Loan	LIBOR + 6.00%, 1.00% Floor [8]	7.00%	12/3/2025	—	(44,523)	(66,125)	0.0%

Portfolio Company 1 2 3	Type of Investment	Reference Rate and Spread	Interest Rate	Maturity	Par Amount / Units	Cost [4]	Fair Value	Percentage of Net Assets [5]
Diligent Corporation	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.75%	8/4/2025	29,775,000	29,521,553	29,460,025	5.4%
Diligent Corporation	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.75%	8/4/2025	9,925,000	9,838,228	9,820,008	1.8%
Diligent Corporation	First Lien Revolving Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.75%	8/4/2025	—	(41,514)	(52,893)	0.0%
GovDelivery Holdings, LLC	First Lien Term Loan	LIBOR + 6.50%, 1.00% Floor [10]	7.50%	1/29/2027	27,448,262	26,837,034	27,448,262	5.0%
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR + 6.00%, 1.00% Floor 8 10	7.00%	1/29/2027	20,536,000	20,029,022	20,047,798	3.7%
GovDelivery Holdings, LLC	First Lien Revolving Loan	LIBOR + 6.50%, 1.00% Floor [8]	7.50%	1/29/2027	—	(30,638)	—	0.0%
GS Acquisitionco, Inc.	First Lien Term Loan	LIBOR + 5.75%, 1.00% Floor [10]	6.75%	5/22/2026	23,964,504	23,849,189	23,872,644	4.4%
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	LIBOR + 5.75%, 1.00% Floor [8]	6.75%	5/22/2026	—	(50,813)	(80,399)	0.0%
Mandolin Technology Intermediate Holdings, Inc.	Second Lien Term Loan	LIBOR + 6.50%, 0.50% Floor [10]	7.00%	7/30/2029	17,500,000	17,321,118	17,412,500	3.2%
Maverick 1 LLC	Second Lien Term Loan	LIBOR + 6.75%, 0.75% Floor [10]	7.50%	5/18/2029	8,000,000	7,960,517	8,000,000	1.5%
Maverick 1 LLC	Second Lien Delayed Draw Term Loan	LIBOR + 6.75%, 0.75% Floor [8]	7.50%	5/18/2029	—	—	—	0.0%
Simplifi Holdings, Inc.	First Lien Term Loan	LIBOR + 5.50%, 0.75% Floor [10]	6.25%	10/1/2027	27,108,434	26,581,842	26,566,265	4.9%
Simplifi Holdings, Inc.	First Lien Revolving Loan	LIBOR + 5.50%, 0.75% Floor [8]	6.25%	10/1/2026	—	(54,918)	(57,831)	0.0%
Syntax Systems Limited	First Lien Term Loan	LIBOR + 5.50%, 0.75% Floor [7]	6.25%	10/31/2028	10,814,480	10,708,078	10,706,335	2.0%
Syntax Systems Limited	First Lien Delayed Draw Term Loan	LIBOR + 5.50%, 0.75% Floor [7]	6.25%	10/31/2028	—	(28,980)	(29,703)	0.0%
Syntax Systems Limited	First Lien Revolving Loan	LIBOR + 5.50%, 0.75% Floor 7 8	6.25%	10/31/2028	519,604	508,020	507,723	0.1%
Total Software						207,291,046	207,628,181	38.1%

Equity Investments—0.4% Health Care Technology
Imagine Acquisitionco, LLC	Equity	N/A	N/A	N/A	2,000,000	2,000,000	2,000,000	0.4%

Total Health Care Technology						2,000,000	2,000,000	0.4%

Total Non-Controlled/Non-Affiliated Investments						$1,154,222,573	$1,158,985,986	212.4%

(1)	All of the Company’s investments are domiciled in the United States except for Harrington Reinsurance Holdings Limited and Syntax Systems Limited, which are domiciled in Bermuda and Canada, respectively.
(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940 except for Harrington Reinsurance Holdings Limited and Syntax Systems Limited.
(4)	Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	Percentage is based on net assets of $545,569,359 as of December 31, 2021.
(6)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(7)	The interest rate on this security is subject to a base rate plus 1 Month “1M” LIBOR, which at December 31, 2021 was 0.101%.
(8)	This investment has an unfunded commitment as of December 31, 2021. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(9)	The interest rate on this security is subject to a base rate plus 6 Month “6M” LIBOR, which at December 31, 2021 was 0.339%.
(10)	The interest rate on this security is subject to a base rate plus 3 Month “3M” LIBOR, which at December 31, 2021 was 0.209%.
(11)	The interest rate on this security is subject to the Alternate Base Rate, which at December 31, 2021 was 3.25%.
(12)	The interest rate on this security is subject to a base rate plus 12 Month “12M” LIBOR, which at December 31, 2021 was 0.583%.

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Notes to Financial Statements

December 31, 2022

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

Organizational and Offering Expenses

Organizational expenses are costs associated with the organization of the Company and are expensed as incurred. Offering expenses are costs associated with the offering of common shares of the Company and are capitalized as deferred offering expenses in the Consolidated Statements of Assets and Liabilities. Deferred offering expenses are amortized over a twelve-month period from incurrence.

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

The Company evaluates tax positions taken or expected to be taken while preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted later based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions through December 31, 2022. The Company’s federal and state tax returns for the prior two fiscal years remain open, subject to examination by the Internal Revenue Service and state tax authorities.

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

Valuation of Portfolio Securities

Valuations of investments are approved by the Board at the end of each calendar quarter in accordance with procedures established by the Board (“Valuation Policy”). In accordance with Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Company’s “Valuation Designee”. The Adviser, with the assistance of its Valuation Committee, subject to oversight by the Board, is responsible for determining the fair value of the Company’s investments in instances where there is no readily available market quotation. Investments for which market quotations are readily available may be priced by independent pricing services. From time to time, the Company retains an external, independent valuation firm to provide data and valuation analyses on the Company’s portfolio companies.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. During the year ended December 31, 2022 and the year ended December 31, 2021, the Company recorded $1,072,458 and $232,805 of realized gains, respectively. For the period from September 8, 2020 (inception) through December 31, 2020, the Company did not record any realized gains or losses.

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

ASC Topic 606 does not apply to revenue associated with financial instruments, and interest and dividend income.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2022 and December 31, 2021, no investments were on non-accrual status.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. During the year ended December 31, 2022, the Company earned $599,561 of dividend income. During the year ended December 31, 2021 and for the period from September 8, 2020 (inception) through December 31, 2020, the Company did not earn any dividend income.

Fee Income

The Company, or its affiliates, may receive fees for capital structuring services. These fees are generally non-recurring and are recognized as fee income by the Company on the investment closing date. The following table presents revenues from contracts with customers disaggregated by fee type:

	Year Ended December 31, 2022	Year Ended December 31, 2021	For the Period from September 8, 2020 (inception) through December 31, 2020
Fee Income	$373,750	$1,474,524	—

Total revenue from contracts with customers	$373,750	$1,474,524	—

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848),” which extended the transition period provided under ASU No. 2020-04 and 2021-01 for all entities from December 31, 2022 to December 31, 2024. The Company continues to evaluate the transition of reference rates and is currently evaluating the impact of adopting ASU No. 2020-04, 2021-01 and 2022-06 on the consolidated financial statements.

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820),” which clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. An entity that qualifies as an investment company under Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. The Company is currently evaluating the impact of adopting ASU No. 2022-03 on the consolidated financial statements.

Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

Base Management Fee

The Company pays to the Adviser an asset-based fee (the “Management Fee”) for management services in an amount equal to an annual rate of 1.30% of the average value of the Company’s gross assets (excluding cash and cash equivalents) for the most recently completed calendar quarter payable quarterly in arrears. The Management Fee for any partial quarter is appropriately prorated based on the actual number of days elapsed during such partial quarter as a fraction of the number of days in the relevant calendar year. For the years ended December 31, 2022 and 2021, the Company incurred management fees of $18,937,555 and $5,326,836 respectively. For the period from September 8, 2020 (inception) through December 31, 2020, the Company incurred management fees of $2,877. As of December 31, 2022 and December 31, 2021, the Company recorded base management fees payable of $5,548,862 and $2,819,269 respectively.

Incentive Fee

Beginning on the fourth anniversary of the date on which Stockholders are required to fund their initial drawdown (the “Incentive Commencement Date”), the Company will pay the Adviser an incentive fee (“Incentive Fee”) as set forth below. The Incentive Fee will consist of two parts. The first part (the “Investment Income Incentive Fee”) will be calculated and payable following the Incentive Commencement Date on a quarterly basis, in arrears, and will equal 15% of “pre-incentive fee net investment income” for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.75% (i.e., 7% annualized) measured on a quarterly basis. For purposes of computing the initial installment of the Investment Income Incentive Fee, if the Incentive Commencement Date does not fall on the first day of a calendar quarter, then the initial payment of the Investment Income Incentive Fee shall be payable for the period that commences on the Incentive Commencement Date through the last day of the first complete calendar quarter immediately following the Incentive Commencement Date and, thereafter, at the end of each subsequent calendar quarter as described above. The second part (the “Capital Gains Incentive Fee”) will be an annual fee that will also commence with the period beginning on the Incentive Commencement Date and will be determined and payable following the Incentive Commencement Date, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 15% of realized capital gains, if any, determined on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees. For the years ended December 31, 2022 and 2021, and for the period from September 8, 2020 (inception) through December 31, 2020, the Company did not incur any performance-based incentive fees.

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

For the years ended December 31, 2022 and 2021, the Company incurred $973,179 and $493,073 of administrative overhead expenses that were included in the Consolidated Statements of Operations as professional fees, respectively. For the period from September 8, 2020 (inception) through December 31, 2020, the Company incurred $36,464 of administrative and overhead expenses. As of December 31, 2022 and December 31, 2021, $278,561 and $147,102, respectively, of administrative overhead expenses remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses. For the years ended December 31, 2022 and 2021 and for the period ended December 31, 2020 the Administrator has elected to waive additional charges that would have otherwise been eligible for reimbursement under the terms of the Administration Agreement which are not subject to recoupment.

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

For the years ended December 31, 2022 and 2021, the Company incurred expenses for services provided by the Sub-Administrator and the Custodian of $1,154,902 and $350,289 that were included on the Consolidated Statements of Operations as professional fees, respectively. For the period from September 8, 2020 (inception) through December 31, 2020, the Company incurred Sub-Administrator and Custodian expenses of $51,383 that were included on the Consolidated Statements of Operations as professional fees. As of December 31, 2022 and December 31, 2021, $489,568 and $114,705, respectively, remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

Transfer Agent Fees

The Company has entered into a transfer agent servicing agreement with U.S. Bank Global Fund Services (the “Transfer Agent”). For the years ended December 31, 2022 and 2021, the Company incurred expenses for services provided by the Transfer Agent of $50,938 and $54,165 that were included on the Consolidated Statements of Operations as professional fees, respectively. For the period from September 8, 2020 (inception) through December 31, 2020, the Company incurred Transfer Agent expenses of $19,471. As of December 31, 2022 and December 31, 2021, $27,316 and $15,834, respectively, remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

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

Co-Investment Exemptive Relief

The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. On June 14, 2022, the SEC granted the Company exemptive relief (the “Order”) that permits the Company to co-invest alongside other funds managed by the Adviser or certain of its affiliates, if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s Independent Directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and Stockholders and do not involve overreaching in respect of the Company or Stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of Stockholders and is consistent with the Company’s then-current investment objective and strategies. The Order provides that, in connection with any co-investment transaction, the Company may participate in any such co-investment transaction on terms that are same to those applicable to the other funds managed by, or certain entities affiliated with, the Adviser or certain of its affiliates. To the extent an investment by such other fund or entity, as applicable, in an applicable co-investment opportunity is based on favorable terms, the Company will benefit from investing in such co-investment opportunity based on such favorable terms. In addition, the Order provides that, in connection with any such co-investment transaction, the Company will receive its pro rata share of any transaction fees (including break-up, structuring, monitoring or commitment fees but excluding brokerage or underwriting compensation permitted by section 17(e) or 57(k) of the 1940 Act), in respect of such co-investment transaction, based on the Company’s relative share of the amount invested or committed, as applicable, in such transaction.

Note 4. Offering Costs and Organizational Expenses

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

For the years ended December 31, 2022 and 2021, the Company incurred offering costs of $115,986 and $364,789 that were included on the Consolidated Statements of Operations, respectively. For the period ending December 31, 2020, the Company incurred offering costs of $26,220. For the years ended December 31, 2022 and 2021, the Company did not incur organizational expenses. For the period from September 8, 2020 (inception) through December 31, 2020, the Company incurred organizational expenses of $271,634. As of December 31, 2022 and December 31, 2021 $0 and $41,057, respectively, remained payable on the Consolidated Statements of Assets and Liabilities as organizational and offering expenses payable.

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

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of December 31, 2022 and December 31, 2021, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

Portfolio Company	Type of Investment	December 31, 2022 Par	December 31, 2021 Par
2-10 Holdco, Inc.	First Lien Revolving Loan	$2,777,778	$2,777,778
Accordian Partners LLC	First Lien Delayed Draw Term Loan	4,576,531	—
Accordian Partners LLC	First Lien Revolving Loan	2,034,014	—
AmeriLife Group LLC	First Lien Delayed Draw Term Loan	3,515,152	—
AmeriLife Group LLC	First Lien Revolving Loan	5,272,727	—
Anaplan, Inc.	First Lien Revolving Loan	1,546,008	—
AxiomSL Group, Inc.	First Lien Delayed Draw Term Loan	2,273,873	2,273,873
AxiomSL Group, Inc.	First Lien Revolving Loan	2,481,089	2,481,089
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	8,010,000	15,000,000
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	3,000,000	3,000,000
Bottomline Technologies, Inc.	First Lien Revolving Loan	7,365,385	—
Captive Resources Midco, LLC	First Lien Revolving Loan	2,202,764	—
CNSI Holdings, LLC	First Lien Revolving Loan	1,440,694	—
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	5,376,426	5,618,000
Diligent Corporation	First Lien Revolving Loan	3,500,000	5,000,000
Elkay LLC	First Lien Revolving Loan	3,611,111	3,611,111
Explorer Investor, Inc.	First Lien Delayed Draw Term Loan	5,058,140	—
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	594,253	9,237,537
Galway Borrower, LLC	First Lien Revolving Loan	4,098,295	4,398,827
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	4,397,000	—
Geosyntec Consultants, Inc.	First Lien Revolving Loan	1,609,000	—
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	—	13,464,000
GovDelivery Holdings, LLC	First Lien Revolving Loan	1,603,843	2,413,807
GraphPAD Software, LLC	First Lien Delayed Draw Term Loan	11,000,000	11,000,000
GraphPAD Software, LLC	First Lien Revolving Loan	2,500,000	2,500,000
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	—	20,974,500
IG Investments Holdings LLC	First Lien Revolving Loan	3,034,682	2,528,901
Imagine Acquisitionco, LLC	First Lien Delayed Draw Term Loan	6,430,868	6,430,868
Imagine Acquisitionco, LLC	First Lien Revolving Loan	4,630,225	4,630,225
Maverick 1 LLC	Second Lien Delayed Draw Term Loan	—	1,000,000
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	2,777,778	21,060,000
MBO Partners, Inc.	First Lien Delayed Draw Term Loan	9,910,664	—
Ministry Brands Purchaser, LLC	First Lien Delayed Draw Term Loan	5,649,718	5,649,718
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	847,458	1,694,915
Mirra-Prime Access Holdings, LLC	First Lien Revolving Loan	1,712,500	2,740,000
More Cowbell I LLC	First Lien Delayed Draw Term Loan	—	15,000,000
Project K BuyerCo, Inc.	First Lien Revolving Loan	7,727,273	7,727,273
RSC Acquisition, Inc.	First Lien Delayed Draw Term Loan	23,325,789	—
Simplifi Holdings, Inc.	First Lien Revolving Loan	2,891,566	2,891,566
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	1,168,555	1,274,788
SpecialtyCare, Inc.	First Lien Revolving Loan	658,640	1,062,323
Spirit RR Holdings, Inc.	First Lien Revolving Loan	1,400,226	—
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	4,130,000	7,000,000
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	980,000	3,500,000
Syntax Systems Limited	First Lien Delayed Draw Term Loan	2,970,297	2,970,297
Syntax Systems Limited	First Lien Revolving Loan	396,040	668,515

Portfolio Company	Type of Investment	December 31, 2022 Par	December 31, 2021 Par
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	13,698,286	1,169,692
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	2,000,000	307,500
Tamarack Intermediate LLC	First Lien Delayed Draw Term Loan	2,890,625	—
Tempus, LLC	First Lien Delayed Draw Term Loan	—	18,351,352
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	7,446,809	7,446,809
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	8,942,308	12,500,000
Williams Martson, LLC	First Lien Delayed Draw Term Loan	2,553,846	—
Williams Martson, LLC	First Lien Revolving Loan	2,234,615	—
Total Par		$210,252,851	$231,355,264

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments as of December 31, 2022 and December 31, 2021. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

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

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in the Small Business Credit Availability Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of December 31, 2022 and December 31, 2021, the Company’s asset coverage ratios were 189% and 186%, respectively.

The following table shows the Company’s outstanding debt as of December 31, 2022 and December 31, 2021:

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Capital Call Facility	$125,000,000	$5,000,000	$120,000,000	$4,561,000
Revolving Credit Facility	$750,000,000	$684,000,000	$66,000,000	$678,169,958
2025 Notes	$225,000,000	$225,000,000	$-	$222,720,117
Total	$1,100,000,000	$914,000,000	$186,000,000	$905,451,075

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Capital Call Facility	$200,000,000	$200,000,000	$—	$199,454,570
Revolving Credit Facility	$500,000,000	$435,000,000	$65,000,000	$430,085,807
Total	$700,000,000	$635,000,000	$65,000,000	$629,540,377

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

On December 27, 2022, the Company executed a letter agreement (the “Second Amendment”) to amend its revolving credit agreement (as amended, the “Revolving Credit Agreement”), by and among, inter alios, the Company as the borrower, the Lenders and Capital One, National Association, as the administrative agent, sole lead arranger and a Lender.

The Second Amendment, among other things, reduces the maximum borrowing capacity of the Company under the Revolving Credit Agreement to $125 million from $200 million and changes the applicable margin for advances under the Revolving Credit Agreement to SOFR plus 1.95%. The other material terms of the Revolving Credit Agreement were unchanged.

The Capital Call Facility provides for a maximum commitment of up to $125,000,000 for a period of up to two years (including extension terms) from the Closing Date subject to the terms set forth in the Capital Call Facility. Under the Capital Call Facility, an unused commitment fee at the rate of 0.35% per annum on the unused portion of the commitment of the Lenders is payable by the Company to the Administrative Agent.

The proceeds of the loans under the Capital Call Facility may be used to acquire portfolio investments and such other uses as permitted under the Capital Call Facility. At the Company’s option, the Capital Call Facility will accrue interest at a rate per annum based on (i) an daily simple SOFR plus an applicable margin of 1.95% or (ii) the greatest of (1) the prime rate or (2) the federal funds effective rate plus 0.5% plus an applicable margin of 0.95%.

The maturity date is the earliest of: (a) December 28, 2022; (b) the date upon which the Administrative Agent declares the Company’s obligations under the Capital Call Facility (the “Obligations”) due and payable after the occurrence of an event of default under the Capital Call Facility; (c) 45 days prior to the termination of the Company’s Operative Documents (as defined in the Capital Call Facility); (d) 45 days prior to the date on which the Company’s ability to call capital commitments for the purpose of repaying the Obligations is terminated, and € the date upon which the Company terminates the commitments of the Lenders pursuant to Section 3.6 of the Capital Call Facility or otherwise.

The Capital Call Facility includes customary covenants as well as usual and customary events of default for revolving credit facilities of this nature.

As of December 31, 2022 and December 31, 2021, the carrying amount of the Company’s borrowings under the Capital Call Facility approximated their fair value. As of December 31, 2022, and December 31, 2021, unamortized financing costs of $439,000 and $545,430, respectively, are being deferred over the remaining term of the Capital Call Facility. As of December 31, 2022 and December 31, 2021, the Company had an outstanding balance of $5,000,000 and $200,000,000, respectively. The Capital Call Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $4,561,000 as of December 31, 2022 and $199,454,570 as of December 31, 2021. The following table shows additional information about the interest and financing costs related to the Capital Call Facility for the years ended December 31, 2022 and 2021 and for the period from September 8, 2020 (inception) through December 31, 2020:

	Year Ended December 31, 2022	Year Ended December 31, 2021	For the Period from September 8, 2020 (inception) through December 31, 2020
Interest expenses related to the Capital Call Facility	$2,926,744	$2,345,247	$5,983
Financing expenses related to the Capital Call Facility	556,024	778,626	4,442
Total interest and financing expenses related to the Capital Call Facility	$3,482,768	$3,123,873	$10,425

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

As of December 31, 2022, the carrying amount of the Company’s borrowings under the Revolving Credit Facility approximated its fair value. As of December 31, 2022, and December 31, 2021, unamortized financing costs of $5,830,043 and $4,914,192, respectively, are being deferred over the remaining term of the Revolving Credit Facility. As of December 31, 2022, and December 31, 2021, the Revolving Credit Facility had an outstanding balance of $684,000,000 and $435,000,000, respectively. The Revolving Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $678,169,958 as of December 31, 2022, and $430,085,807 as of December 31, 2021.

The Following table shows additional information about the interest and financing costs related to the Revolving Credit Facility for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Interest expenses related to the Revolving Credit Facility	$27,106,234	$3,112,589
Financing expenses related to the Revolving Credit Facility	1,627,286	399,126
Total interest and financing expenses related to the Revolving Credit Facility	$28,733,520	$3,511,715

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

The 2025 Notes mature on May 19, 2025, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the NPA. Interest on the 2025 Notes is due semiannually in May and November of each year, beginning in November 2022. In addition, the Company is obligated to offer to repay the 2025 Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the NPA, the Company may redeem the 2025 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before February 17, 2025, a make-whole premium.

As of December 31, 2022, the carrying amount of the Company’s borrowings under the 2025 Notes approximated its fair value. As of December 31, 2022, unamortized debt issuance costs of $2,279,883 are being deferred over the remaining term of the 2025 Notes. As of December 31, 2022, the 2025 Notes had an outstanding balance of $225,000,000. The 2025 Notes are presented in the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $222,720,117 as of December 31, 2022. The following table shows additional information about the interest and financing costs related to the 2025 Notes for the year ended December 31, 2022:

Year Ended December 31, 2022
Interest expenses related to the 2025 Notes	$7,236,030
Financing expenses related to the 2025 Notes	591,355
Total interest and financing expenses related to the 2025 Notes	$7,827,385

Note 7. Net Assets

Unregistered Sales of Equity Securities

Since inception, the Company has completed the following share issuances:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
December 30, 2022	2,467,892	$48,500,000
December 27, 2022(1)	186,283	3,666,375
September 28, 2022	5,000,901	99,900,000
September 26, 2022(1)	138,540	2,767,536
June 29, 2022	2,498,950	50,000,000
June 27, 2022(1)	100,633	2,013,490
March 29, 2022	1,986,561	40,000,000
March 25, 2022	2,734,196	55,000,000
March 24, 2022(1)	87,065	1,751,362
December 22, 2021(1)	44,706	898,396
December 9, 2021	10,296,137	210,000,000
September 24, 2021	3,783,388	75,000,000
September 23, 2021(1)	17,842	353,695
August 25, 2021(1)	13,540	271,305
June 18, 2021	5,025,757	100,000,000
March 30, 2021	3,687,064	71,877,447
February 26, 2021	1,429,493	28,121,553
February 4, 2021	1,545,776	30,000,000
December 24, 2020	744,307	14,886,136
December 21, 2020	505,693	10,113,864
November 17, 2020	50	1,000

(1)	Shares were issued to stockholders participating in the Company’s DRIP.

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

Distributions

For the years ended December 31, 2022 and 2021 and for the period from September 8, 2020 (inception) through December 31, 2020, the Company declared the following distributions.

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
December 23, 2022	December 27, 2022	$0.550	$21,802,329
September 23, 2022	September 26, 2022	$0.510	$17,595,590
June 24, 2022	June 27, 2022	$0.405	$12,970,138
March 23, 2022	March 24, 2022	$0.425	$11,514,845
December 20, 2021	December 22, 2021	$0.320	$8,655,695
September 21, 2021	September 23, 2021	$0.360	$4,662,605
August 23, 2021	August 25, 2021	$0.280	$3,622,679

Note 8. Investments

The following table presents the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2022 and December 31, 2021.

	December 31, 2022			December 31, 2021
Investments:	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value
First Lien Loans	$1,425,048,682	$1,412,214,024	83.6%	$1,008,537,941	$1,011,839,638	87.3%
Second Lien Loans	193,720,645	178,146,384	10.6%	124,070,639	125,146,348	10.8%
Unsecured Notes	84,845,719	84,600,524	5.0%	19,613,993	20,000,000	1.7%
Equity and Warrants	14,280,890	13,560,290	0.8%	2,000,000	2,000,000	0.2%
Total Investments	$1,717,895,936	$1,688,521,222	100.0%	$1,154,222,573	$1,158,985,986	100.0%

The geographic composition of investments based on fair value as of December 31, 2022 and December 31, 2021 as follows:

	December 31, 2022	December 31, 2021
U.S.	98.2%	97.3%
Non-U.S.	1.8	2.7
Total	100.0%	100.0%

The industry composition of investments based on fair value as of December 31, 2022 and December 31, 2021 was as follows:

	December 31, 2022	December 31, 2021
Capital Markets	5.6%	7.0%
Diversified Consumer Services	0.7	—
Financial Services	8.5	6.0
Health Care Providers & Services	10.7	13.1
Health Care Technology	6.8	10.3
Insurance	16.6	19.2
IT Services	14.5	11.5
Professional Services	14.4	10.7
Real Estate Management & Development	2.9	4.3
Software	19.3	17.9
Total	100.0%	100.0%

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

The Company’s investment portfolio includes certain debt and equity instruments of privately held companies for which quoted prices or other inputs falling within the categories of Level 1 and Level 2 are generally not available. In such cases, the Adviser determines the fair value of the Company’s investments in good faith primarily using Level 3 inputs. In certain cases, quoted prices or other observable inputs exist, and if so, the Adviser assesses the appropriateness of the use of these third-party quotes in determining fair value based on (i) the Adviser’s understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer and (ii) the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company.

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

The following table presents the fair value hierarchy as of December 31, 2022.

	Fair Value Hierarchy as of December 31, 2022
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$20,517,763	$1,391,696,261	$1,412,214,024
Second Lien Loans	—	28,831,405	149,314,979	178,146,384
Unsecured Notes	—	53,274,979	31,325,545	84,600,524
Equity	—	—	13,560,290	13,560,290
Total	$—	$102,624,147	$1,585,897,075	$1,688,521,222

The following table presents the fair value hierarchy as of December 31, 2021.

	Fair Value Hierarchy as of December 31, 2021
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$—	$1,011,839,638	$1,011,839,638
Second Lien Loans	—	23,061,995	102,084,353	125,146,348
Unsecured Notes	—	—	20,000,000	20,000,000
Equity	—	—	2,000,000	2,000,000
Total	$—	$23,061,995	$1,135,923,991	$1,158,985,986

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the years ended December 31, 2022 and 2021 and for the period from September 8, 2020 (inception) through December 31, 2020:

Year Ended December 31, 2022	First Lien Loans	Second Lien Loans	Unsecured Notes	Equity	Total
Fair value, beginning of period	$1,011,839,638	$102,084,353	$20,000,000	$2,000,000	$1,135,923,991
Purchases of investments	551,196,344	64,316,827	11,878,472	12,275,386	639,667,029
Proceeds from sales and principal payments	(161,001,076)	(15,042,500)	—	—	(176,043,576)
Realized gain (loss) on investments	63,370	153,935	—	—	217,305
Net change in unrealized appreciation/(depreciation)	(16,051,805)	(15,428,612)	(656,078)	(720,600)	(32,857,095)
Net accretion of discount and amortization of investments	5,649,790	210,631	103,151	5,504	5,969,076
Transfers into (out of) Level 3	—	13,020,345	—	—	13,020,345
Fair value, end of period	$1,391,696,261	$149,314,979	$31,325,545	$13,560,290	$1,585,897,075

Year Ended December 31, 2021	First Lien Loans	Second Lien Loans	Unsecured Notes	Equity	Total
Fair value, beginning of period	$4,499,537	$9,825,450	$—	$—	$14,324,987
Purchases of investments	1,020,601,673	111,872,500	19,600,000	2,000,000	1,154,074,173
Proceeds from principal payments	(18,095,110)	(20,709,833)	—	—	(38,804,943)
Realized gain (loss) on investments	—	19,680	—	—	19,680
Net change in unrealized appreciation/(depreciation)	3,320,290	755,109	386,007	—	4,481,406
Net accretion of discount and amortization of investments	1,513,248	301,447	13,993	—	1,828,688
Transfers into (out of) Level 3	—	—	—	—	—
Fair value, end of period	$1,011,839,638	$102,084,353	$20,000,000	$2,000,000	$1,135,923,991

For the Period from September 8, 2020 (inception) through December 31, 2020	First Lien Loans	Second Lien Loans	Total
Fair value, beginning of period	$—	$—	$—
Purchases of investments	4,499,537	9,825,450	14,324,987
Proceeds from principal payments	—	—	—
Net change in unrealized appreciation/(depreciation)	(1,054)	(1,155)	(2,209)
Net accretion of discount and amortization of investments	1,054	1,155	2,209
Transfers into (out of) Level 3	—	—	—
Fair value, end of period	$4,499,537	$9,825,450	$14,324,987

During the year ended December 31, 2022, there was one transfer into Level 3 from Level 2 because of a decrease in unobservable inputs. During the year ended December 31, 2021 and for the period from September 8, 2020 (inception) through December 31, 2020, there were no transfers into Level 3 from Level 2 because of a decrease in observable inputs.

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company at the years ended December 31, 2022 and 2021, and for the period from September 8, 2020 (inception) through December 31, 2020:

Net Change in Unrealized Appreciation (Depreciation)	Year Ended December 31, 2022	Year Ended December 31, 2021	For the Period from September 8, 2020 (inception) through December 31, 2020
First Lien Loans	$(16,051,805)	$3,320,290	$(1,054)
Second Lien Loans	(15,428,612)	755,109	(1,155)
Unsecured Notes	(656,078)	386,007	—
Equity	(720,600)	—	—
Total	$(32,857,095)	$4,481,406	$(2,209)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2022. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Adviser’s determination of fair value.

December 31, 2022
Type of Investment	Fair Value	Valuation technique	Unobservable input	Range (weighted average)
First Lien Loans	$960,204,411	Discounted Cash Flow	Discount Rate	10.2% - 13.4% (10.5%)
First Lien Loans	431,491,850	Market Transaction	Market Transaction	94.5% - 99.3% (97.8%)
Second Lien Loan	120,412,179	Discounted Cash Flow	Discount Rate	12.0% - 17.6% (14.8%)
Second Lien Loan	28,902,800	Market Transaction	Market Transaction	97.0% - 98.9% (98.0%)
Unsecured Notes	31,325,545	Discounted Cash Flow	Discount Rate	10.7% - 11.0% (10.8%)
Equity	7,821,359	Discounted Cash Flow	Discount Rate	15.7%
Equity	3,635,318	Market Transaction	Market Transaction	101.4%
Equity	2,103,613	Enterprise Value Analysis	EBITDA Multiple	23.0x
Total	$1,585,897,075

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2021. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Adviser’s determination of fair value.

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

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. The methodology for the weighted average number of shares outstanding during the period utilizes the weighted average number of shares from December 31, 2020 through December 31, 2021 and December 31, 2021 through December 31, 2022. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2022 and December 31, 2021, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common stock for the years ended December 31, 2022 and 2021, and for the period from September 8, 2020 (inception) through December 31, 2020:

	Year Ended December 31, 2022	Year Ended December 31, 2021	For the Period from September 8, 2020 (inception) through December 31, 2020
Net increase in net assets resulting from operations	$31,850,370	$21,755,033	$(768,090)
Weighted average common shares of common stock outstanding—basic and diluted	33,466,524	11,072,368	233,393
Basic and diluted net increase in net assets resulting from operations per common share	$0.95	$1.96	$(3.29)

Note 11. Taxes

The Company has elected to be treated and intends to qualify annually as a RIC, to distribute substantially all of its income and to comply with the other requirements of the Code applicable to RICs. Accordingly, no provision for federal taxes is required. In addition, by distributing during each calendar year substantially all of its net investment income, net realized capital gains and certain other amounts, if any, the Company intends not to be subject to a material federal excise tax. The Company did not have any liabilities for uncertain tax positions or unrecognized tax benefits as of December 31, 2022.

For the year ended December 31, 2022, the Company had $2,655,300 of undistributed ordinary income, $29,374,714 of net unrealized depreciation on investments and $(203,768) of other temporary differences. For the year ended December 31, 2021, the Company had $397,445 of undistributed ordinary income, $4,763,412 of net unrealized appreciation on investments and $(219,543) of other temporary differences. Total distributions declared during the years ended December 31, 2022 and December 21, 2021 were comprised entirely of ordinary income. There were no distributions paid during the period from September 8, 2020 (inception) through December 31, 2020.

During the years ended December 31, 2022 and 2021, the Company recorded a Return of Capital Statement of Position (“ROCSOP”) adjustment for permanent book to tax differences of $118,036 and $364,788, respectively, primarily due to the differing book and tax treatment of offering costs. During the period from September 8, 2020 (inception) through December 31, 2020, the Company recorded a ROCSOP adjustment for a net operating loss of $469,342 and for permanent book to tax differences of $61,220 primarily due to the differing book and tax treatment of offering costs.

As of December 31, 2022 and December 31, 2021, the tax cost of the Company’s investments approximates its amortized cost.

Note 12. Financial Highlights

The following per common stock data has been derived from information provided in the financial statements. The following is a schedule of financial highlights for the years ended December 31, 2022 and 2021, and for the period from September 8, 2020 (inception) through December 31, 2020:

	Year Ended December 31, 2022	Year Ended December 31, 2021	For the Period from September 8, 2020 (inception) through December 31, 2020
Per common stock operating performance:
Net asset value, beginning of year/period	$20.14	$19.39	$20.00
Results of operations:
Net investment income (loss) [1]	1.94	1.51	(0.61)
Net realized gains (losses) and unrealized appreciation (depreciation) [2]	(0.87)	0.20	—
Net increase (decrease) in net assets resulting from operations	1.07	1.71	(0.61)
Distributions to Common Stockholders
Distributions from net income	(1.89)	(0.96)	—
Net decrease in net assets resulting from distributions	(1.89)	(0.96)	—
Net asset value, end of year/period	$19.32	$20.14	$19.39
Shares outstanding, end of year/period	42,294,773	27,093,753	1,250,050
Ratio/Supplemental data:
Net assets, end of year/period	$817,185,589	$545,569,359	$24,232,910
Weighted average shares outstanding	33,466,524	11,072,368	233,393 [3]
Total return [4]	5.35%	8.91%	(3.05)%
Portfolio turnover	13.26%	9.90%	— [5]
Ratio of operating expenses to average net assets	9.37%	5.81%	15.79%[6]
Ratio of net investment income (loss) to average net assets	9.36%	6.34%	(15.01)%[6]

[1]	The per common stock data was derived by using weighted average shares outstanding.

[2]	The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year/period does not agree with the change in the aggregate appreciation and depreciation in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.

[3]	Calculated for the period November 17, 2020, the date of the first external issuance of shares, through December 31, 2020.

[4]	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share. Total return is not annualized and does not include a sales load.

[5]	Portfolio turnover is not applicable.

[6]	The ratios reflect an annualized amount. Non-recurring expenses were not annualized. During the years ended December 31, 2022, and 2021, the Company incurred $115,986 and $364,789 of Organizational and Offering Expenses, respectively. During the period from September 8, 2020 (inception) through December 31, 2020, the Company incurred $297,854 of Organizational and Offering expenses. Organizational and Offering Expenses were deemed to be non-recurring.

Note 13. Equity

For the year ended December 31, 2022, the Company issued 15,201,021 shares of Common Stock at an average price of $19.97 through private placement offerings resulting in gross proceeds to the Company of $303.6 million. For the year ended December 31, 2021, the Company issued 25,843,703 shares of Common Stock at an average price of $19.99 through private placement offerings resulting in gross proceeds to the Company of $516.5 million. For the period from September 8, 2020 (inception) through December 31, 2020, the Company issued 1,250,050 shares of common stock at an average price of $20.00 through private placement offerings resulting in gross proceeds to the company of $25.0 million. The Company had 42,294,773 shares outstanding as of December 31, 2022 and 27,093,753 shares outstanding as of December 31, 2021. As of December 31, 2022, the Company has received capital commitments totaling $1,152 million, of which, $319 million remains unfunded. As of December 31, 2021, the company had received commitments totaling $1,073 million, of which, $533 million remained unfunded.

Note 14. Subsequent Events

Management has evaluated subsequent events and transactions for potential recognition and/or disclosure through the date the financial statements were issued. Except as set forth below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2022.

On March 21, 2023, the Board of Directors declared a distribution of $0.60 per share (the “Distribution”) with respect to the Company’s Common Stock. The Distribution was payable on March 27, 2023 to stockholders of record on March 24, 2023.

Pursuant to a capital drawdown notice to its investors, the Company issued and sold approximately 980,749 shares of Common Stock, on March 29, 2023 for an aggregate offering price of $18,906,100. The sales of Common Stock were made pursuant to subscription agreements entered into by the Company and its investors. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice to the funding date.

Each of the sales of Common Stock is exempt from the registration requirements of the Securities Act, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company has not engaged in general solicitation or advertising with regard to the issuance and sale of the Common Stock and has not offered securities to the public in connection with such issuance and sale. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2022 (the end of the period covered by this report), our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based upon the criteria in the 2013 Internal Control —  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2022.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Holders of our common stock will vote for the election of directors. Each class of directors holds office for a three-year term. However, the initial members of the three classes will have initial terms of one, two and three years, respectively. At each annual meeting of Stockholders, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of Stockholders held in the third year following the year of their election.

Each director holds office for the term to which he or she is elected or appointed and until his or her successor is duly elected and qualifies, or until his or her earlier death, resignation, retirement, disqualification or removal.

Directors

Information regarding the board of directors is as follows:

Name	Age	Position(s) Held	Expiration of Term
Interested Directors
David J. Wermuth	54	Chairman	2023
Scott J. Bronner	39	President	2025
Independent Directors
Jennifer J. Burleigh	56	Director	2024
Scott E. Heberton	56	Director	2025
Peter E. Roth	64	Director	2023

The address for each director is c/o Stone Point Credit Corporation, 20 Horseneck Lane, Greenwich, Connecticut 06830.

Executive Officers Who Are Not Directors

Information regarding the Company’s current executive officers who are not directors is as follows:

Name	Age	Position(s) Held
Gene Basov	47	Chief Financial Officer and Treasurer
Jacqueline M. Giammarco	54	Chief Compliance Officer and Secretary

The address for each executive officer is c/o Stone Point Credit Corporation, 20 Horseneck Lane, Greenwich, Connecticut 06830.

Biographical Information

Interested Directors

David J. Wermuth is the Chairman of the Company, a Managing Director and the General Counsel of Stone Point, a member of the Investment Committees of the Adviser and the general partners of the Trident Funds, and a member of the Allocation Committee and Valuation Committee of the Adviser. He joined the Stone Point platform in 1999 from Cleary, Gottlieb, Steen & Hamilton LLP, where from 1996 to 1999 he was a corporate attorney specializing in mergers and acquisitions. Prior to joining Cleary Gottlieb, Mr. Wermuth served as a law clerk to a federal judge of the U.S. Court of Appeals for the Ninth Circuit and as an auditor for KPMG Peat Marwick. Mr. Wermuth holds a B.A. from Yale University, an M.B.A. from the New York University Leonard N. Stern School of Business and a J.D. from Cornell Law School.

Scott J. Bronner is the President of the Company, a Managing Director of Stone Point, and a member of the Investment Committee, Allocation Committee and Valuation Committee of the Adviser. Prior to joining the Stone Point platform in 2009, Mr. Bronner was an Analyst in the Private Equity Division at Lehman Brothers Inc. Mr. Bronner holds a B.A. from Amherst College.

Independent Directors

Jennifer J. Burleigh, a retired partner of Debevoise & Plimpton (“Debevoise”), focused her legal practice on advising sponsors of private investment funds. Ms. Burleigh’s experience covers a broad array of private fund strategies, including leveraged buyout, energy/infrastructure, real estate, mezzanine and distressed debt and equity. Ms. Burleigh has significant experience in emerging markets fund formation, including assisting emerging market-based sponsors in accessing international markets. Ms. Burleigh also has significant experience, representing both management teams and institutions, in asset manager spin-outs, strategic joint venture arrangements, investments in private investment firms, and the establishment of new investment firms. She has advised both sponsors and institutional buyers in connection with strategic investments in private investment firms. Ms. Burleigh has advised on the formation of “permanent capital” vehicles and evergreen investment vehicles, as well as the establishment of employee investment programs. Ms. Burleigh joined Debevoise in 1994, becoming a partner in 2002. She retired from practice in 2014, and has devoted her time to non-profit work and writing fiction. Ms. Burleigh currently serves on the board of Concord Academy in Concord, Massachusetts. Ms. Burleigh received her B.A. with honors from Stanford University in 1989, and her J.D. in 1994 from Columbia Law School, where she was a Harlan Fiske Stone Scholar and a managing editor of the Columbia Law Review.

Scott E. Heberton currently serves as an advisor to Lovell Minnick Partners and a Board Member and Executive Chairman of Omni Healthcare Financial, LLC following his retirement from Wells Fargo Securities in 2019. During his tenure at Wells Fargo Securities, Mr. Heberton served for over 10 years as Head of FIG Investment Banking and Capital Markets. He was a member of the Investment Bank’s Operating Committee as well as the Investment Banking Commitment Committee and Advisory Committee. Mr. Heberton’s extensive career in Financial Services has been primarily focused on advisory work and capital raising for the industry verticals of Specialty Finance, Residential and Commercial Real Estate and Alternative Asset Management. Mr. Heberton earned his M.B.A. from The Fuqua School of Business at Duke University and holds a Bachelor of Arts degree in Economics from the University of Virginia.

Peter E. Roth is the Managing Partner of the Rothpoint Group LLC, a consulting firm specializing in the financial services industry. Mr. Roth is a Non-Executive Director and Senior Independent Director of the City of London Investment Group plc, a publicly traded (London Stock Exchange) asset management firm and is Chairman of the Audit Committee and a member of the Nominations and Remuneration Committees. Mr. Roth serves as an Independent Trustee of the Guggenheim Credit Income Fund (and related entities) and is Chairman of the Audit Committee and a Member of the Nomination and Governance and Independent Trustee Committees. In the non-profit sector, he serves on the Board of St. Mary’s Healthcare System for Children and is Chairman of the Finance and Investment Committee and a member of the Executive Committee. Prior to establishing Rothpoint, Mr. Roth had a 35 year plus career in the financial services industry. He was the head of investment banking at Fox, Pitt, Kelton Inc. for thirteen years and a member of the firm’s Operating Committee. At Keefe, Bruyette & Woods, he joined as the Head of Insurance Investment Banking and later became the Chief Executive Officer of KBW Asset Management, an SEC registered investment firm specializing in the financial services sector. He served on the firm’s Operating Committee and was a member of the Board of Directors of KBW, Inc. at the time of its initial public offering. Mr. Roth received a Bachelor of Arts degree from the University of Pennsylvania and Masters of Business Administration from The Wharton School at the University of Pennsylvania.

Executive Officers Who are Not Directors

Gene Basov is the Chief Financial Officer and Treasurer of the Company and the Chief Financial Officer of Credit at Stone Point. Mr. Basov has been with Stone Point since 2020. Previously, Mr. Basov was Chief Financial Officer at Investcorp Credit Management US, a Vice President and Fund Group Controller at Cerberus Capital Management, a Financial Analyst at General Motors Asset Management and a Senior Auditor at Deloitte & Touche. Mr. Basov holds a B.B.A. from Baruch College, an M.B.A. from Fordham University and is a Certified Public Accountant.

Jacqueline M. Giammarco is the Chief Compliance Officer and Secretary of the Company, a Managing Director and Counsel of Stone Point Capital, and Chief Compliance Officer of the Adviser and Stone Point Capital. She joined Stone Point in 2012 from MF Global where from 2007 to 2012, she was Senior Vice President and Assistant General Counsel. Prior to joining MF Global, Ms. Giammarco was a corporate partner at Katten Muchin Rosenman, joining the firm as an associate in the corporate department in 1997. Ms. Giammarco advised senior executives, boards of directors and in-house counsels on a variety of corporate legal matters. Ms. Giammarco holds a B.A. from Wilfrid Laurier University, an LL.B. from the University of Alberta Law School and an LL.M. in Corporate Law from the New York University School of Law

Other Officers

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

Mike Hickey is a Managing Director and Tax Director at Stone Point. He joined Stone Point in 2019. Previously, he was a Principal in the Tax Finance Group at Apollo Global Management and an Executive Director in the Transaction Tax Group at Ernst & Young. Mr. Hickey holds an M.B.A. and LL.M. from New York University, a J.D. from Fordham University and a B.S. and B.E. from Manhattan College.

Tracey Polito is a Senior Compliance Officer and Counsel at Stone Point. She joined Stone Point in 2015. Previously, she was Assistant General Counsel at BDO USA, LLP, a Corporate Attorney at Fried, Frank, Harris, Shriver & Jacobson LLP and a Corporate Attorney at Dechert LLP. Ms. Polito holds a J.D. from Brooklyn Law School and a B.A. from State University of New York at Cortland.

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

Nominating and Corporate Governance Committee

The members of the Nominating and Corporate governance committee are the Independent Directors. Jennifer J. Burleigh serves as Chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for selecting, researching and nominating directors for election by the Stockholders, selecting nominees to fill vacancies on the Board or a committee of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and management.

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

The following table sets forth compensation of the Company’s independent directors for the fiscal year ended December 31, 2022.

Name	Fees Earned (1)	Stock Awards (2)	All Other Compensation	Total
Jennifer J. Burleigh	$112,500	—	—	112,500
Scott Heberton	$100,000	—	—	100,000
Peter E. Roth	$145,000	—	—	145,000

(1)	No compensation is paid to our directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act.

(2)	We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 30, 2023, the beneficial ownership of each director and executive officer of the Company, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our address is 20 Horseneck Lane, Greenwich, Connecticut 06830.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially (1)	Percentage of Class (2)(3)
Interested Directors
David J. Wermuth	—	—%
Scott J. Bronner	25,030	0.06%
Independent Directors
Jennifer J. Burleigh	—	—%
Scott E. Heberton	—	—%
Peter E. Roth	—	—%
Executive Officers
Gene Basov	—	—%
Jacqueline M. Giammarco	—	—%
All executive officers and directors as a group (nine persons)	25,030	0.06%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

(2)	Based on a total of 43,505,203 shares issued and outstanding on March 30, 2023.

(3)	As of March 30, 2023, the Company had 109 holders of its Common Stock.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of March 30, 2023. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Name of Director	Dollar Range of Equity Securities Beneficially Owned (1)(2)
Interested Directors
David J. Wermuth	None
Scott J. Bronner	Over $100,000
Independent Directors
Jennifer J. Burleigh	None
Scott E. Heberton	None
Peter E. Roth	None

(1)	The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or Over $100,000.

(2)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

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

Allocation of Time, Services or Functions.

The Investment Team and other investment professionals and individuals providing services on behalf of the Adviser will continue to devote such time and attention to other present and future business activities and advisory relationships, including any other Stone Point Funds, as is required to discharge duties to them, and conflicts of interest may arise in allocating management time, services or functions among the Company, on the one hand, and any other present and future business activities and advisory relationships, on the other hand. As a result, certain members of the Investment Team and related business professionals may be unavailable to devote their time to the business activities of the Company. Also, in connection with prior investments by other Stone Point Funds, Stone Point and/or their portfolio companies may enter into confidentiality, exclusivity, non-competition or similar agreements that may limit the ability of the Company to pursue an investment in one or more companies. In addition, as a result of existing investments and activities, the Adviser and the Investment Team may from time to time acquire confidential information that they will not be able to use for the benefit of the Company.

Other Investment Activities.

Among other personal investments (including real property and start-up venture opportunities), certain members of the Adviser have established one or more partnerships to hold certain investments made on their behalf, including investments in certain investment management firms (such investment management firms, referred to herein as the “Other Sponsors”). The Other Sponsors may target investment opportunities for their own behalf, or on behalf of investment funds and accounts for which they provide investment advisory services (collectively, “Other Sponsor Funds”), in various sectors and asset classes, including investment opportunities in the credit space. It is therefore possible that a particular investment opportunity could be identified by the Company and, separately, by one of the Other Sponsors for its own benefit or for the benefit of an Other Sponsor Fund that it advises. In addition, portfolio companies owned or managed by the Other Sponsors, Other Sponsor Funds or their respective affiliates may compete with, or hold conflicting interests in, potential or existing portfolio companies of the Company. In the event that any Other Sponsor is considered to be an “affiliate” of the Company under the 1940 Act, the Company’s participation in investment opportunities in which such Other Sponsors or Other Sponsor Funds also participate may be subject to restrictions similar to those discussed in ”Co-investment with Third Parties” above, in which case any such transactions would need to be conducted pursuant to the terms of the Order. In situations when co-investment with Other Sponsor Funds is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the Order, the Adviser, Other Sponsors and/or their respective affiliates will need to decide which client or clients will proceed with the investment.

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

In particular, the fact that the base Management Fee is payable based upon the average value of the Company’s gross assets (which includes any borrowings used for investment purposes) may encourage the Adviser or its affiliates to use leverage to make additional investments. Such a practice could make such investments more risky than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of substantial leverage (up to the limits prescribed by the 1940 Act) may increase the likelihood of the Company defaulting on its borrowings, which would be detrimental to Stockholders.

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

Potential Merger with or Purchase of Assets of Another Fund.

The Adviser may in the future recommend to the Board that the Company merges with or acquires all or substantially all of the assets of one or more funds, including another Stone Point Fund. The Company does not expect that the Adviser would recommend any such merger or asset purchase unless it determines that it would be in the best interest of the Company and its Stockholders, with such determination dependent on factors it deems relevant, which may include the Company’s historical and projected financial performance and any proposed merger partner, portfolio composition, potential synergies from the merger or asset sale, available alternative options and market conditions. In addition, no such merger or asset purchase would be consummated absent the meeting of various conditions required by applicable law or contract, at such time, which may include approval of the Board and common equity holders of both funds. If the Adviser is the investment adviser of both funds, various conflicts of interest would exist with respect to any such transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to the Adviser by the Company and by the entity resulting from such a merger or asset purchase or efficiencies or other benefits to the Adviser as a result of managing a single, larger fund instead of two separate funds.

Service Providers.

Certain advisors and other service providers, or their affiliates (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, investment or commercial banking firms and certain other advisors and agents) to the Company or their portfolio companies may also provide goods or services to or have business, personal, political, financial or other relationships with the Adviser. Such advisors and service providers may be Stockholders in the Company, affiliates of the Adviser, sources of investment opportunities or co-investors or counterparties therewith. These relationships may influence the Adviser in deciding whether to select or recommend such a service provider to perform services for the Company or a portfolio company (the cost of which will generally be borne directly or indirectly by the Company or such portfolio company, as applicable). In certain circumstances, advisors and service providers, or their affiliates, may charge different rates or have different arrangements for services provided to the Adviser or its respective affiliates as compared to services provided to the Company and its portfolio companies, which will result in more favorable rates or arrangements than those payable by the Company or such portfolio companies.

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

Advisors and Consultants.

The Adviser may work with or alongside one or more consultants, advisors (including senior advisors and CEOs) and/or operating partners who are retained by the Adviser on a consultancy or retainer or other basis, to provide services to the Company. The functions undertaken by such persons with respect to the Company will not be exclusive and such persons may perform similar functions and duties for other organizations which may give rise to conflicts of interest. Such persons may also be appointed to the board of directors of companies and have other business interests which give rise to conflicts of interest with the interests of the Company or a portfolio company of the Company. Stockholders should note that such persons may retain compensation that will not offset the Management Fee payable to the Adviser, including that: (a) such persons are permitted to retain all directors’ fees, monitoring fees and other compensation received by them in respect of acting as a director or officer of, or providing other services to, a portfolio company and such amounts shall not be credited against the Management Fee; (b) certain of such persons may be paid a deal fee, a consultancy fee or other compensation where they are involved in a specific project relating to the Company, which fee will be paid either by the Company or, if applicable, the relevant portfolio company; and (c) such persons may be invited to invest in or alongside the Company in investments, as part of a participation scheme or otherwise, and will be entitled to retain all of the proceeds generated from such investments.

Valuation Matters.

Valuations of investments are approved by the Board at the end of each calendar quarter. In accordance with Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Company’s “Valuation Designee”. The Adviser, with the assistance of its Valuation Committee, subject to oversight by the Board, is responsible for determining the fair value of the Company’s investments in in instances where there is no readily available market quotation. Investments for which market quotations are readily available may be priced by independent pricing services. From time to time, the Company retains an external, independent valuation firm to provide data and valuation analyses on the Company’s portfolio companies.

The Company’s investment portfolio is recorded at fair value as determined in good faith in accordance with procedures established by the Board (“Valuation Policy”) and, as a result, there is and will be uncertainty as to the value of the Company’s portfolio investments. Under the 1940 Act, the Company is required to carry its portfolio investments at market value or, if there is no readily available market quotation, at fair value as determined in accordance with the Valuation Policy. There is not a public market or active secondary market for many of the types of investments in privately held companies that the Company intends to hold and make. The Company’s investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors, if at all. As a result, these investments are valued quarterly at fair value as determined in good faith in accordance with the Valuation Policy approved by the Board.

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

Operating Policies.

The Board will have the authority to modify or waive certain operating policies, investment criteria and strategies, in some cases without prior notice and without Stockholder approval. The Company cannot predict the effect any changes to current operating policies, investment criteria and strategies would have on its business, net asset value, operating results and the value of its securities. However, the effects might be adverse, which could negatively impact the Company’s ability to pay distributions and may cause Stockholders to lose all or part of their investment. Moreover, the Company will have significant flexibility in investing the net proceeds of its offering and may use the net proceeds from the offering in ways with which Stockholders may not agree.

Diverse Stockholders.

The Stockholders are expected to include U.S. taxable and tax-exempt entities, and institutions from jurisdictions outside of the United States. Such Stockholders may have conflicting investment, tax and other interests with respect to their investments in the Company. The conflicting interests of individual Stockholders may relate to or arise from, among other things, the nature of investments made by the Company or the structuring of the acquisition of portfolio investments. As a consequence, conflicts of interest may arise in connection with decisions made by the Adviser, including in respect of the nature or structuring of investments, that may be more beneficial for one Stockholder than for another Stockholder, especially in respect of Stockholders’ individual tax situations. In selecting and structuring investments appropriate for the Company, the Adviser will consider the investment and tax objectives of the Company, rather than the investment, tax or other objectives of any Stockholder individually.

Other Transactions with Prospective and Actual Stockholders.

Prospective investors should note that the Adviser and its affiliates from time to time engage in transactions with prospective and actual Stockholders or their affiliates that provide economic and business benefits to such Stockholders and the Adviser and its affiliates. Such transactions may be entered into prior to or coincident with a Stockholder’s admission to the Company or during the term of their investment. The nature of such transactions can be diverse and may include benefits relating to the Company and their portfolio companies. Examples include the ability to co-invest alongside the Company, recommendations to underwriters for allocations in initial public offerings, a broad range of commercial transactions in the ordinary course of business with such Stockholders, their affiliates and portfolio companies, and the purchase or disposition of interests to or from portfolio companies. In addition, the Adviser may acquire Common Stock from existing Stockholders without offering such secondary opportunities to the other Stockholders. In such event, the Adviser will have oral and written information concerning the portfolio companies that may be non-public and may be deemed material to a decision to sell shares of Common Stock, including any information regarding the business, operations, property, financial and other condition and creditworthiness of the portfolio companies, which may not be disclosed to the selling Stockholder prior to such acquisition.

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

Item 14. Principal Accounting Fees and Services

The Audit Committee and the independent directors of the board of directors have selected KPMG LLP (“KPMG”) to serve as the independent registered public accounting firm for the Company for the years ended December 31, 2022 and 2021.

KPMG has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

Service:	Year Ended December 31, 2022	Year Ended December 31, 2021
Audit Fees	$805,000	$585,000
Audit-Related Fees	—	—
Tax Fees	44,000	27,000
All Other Fees	—	—
Total Fees:	$849,000	$612,000

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

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements

(1)	The following financial statements are set forth in Item 8 of Part II:

Page
Report of Independent Registered Public Accounting Firm	73
Statement of Assets and Liabilities as of December 31, 2022 and December 31, 2021	74
Statement of Operations for the years ended December 31, 2022 and 2021, and for the period from September 8, 2020 (inception) through December 31, 2020	75
Statement of Changes in Net Assets for the years ended December 31, 2022 and 2021, and for the period from September 8, 2020 (inception) through December 31, 2020	76
Statement of Cash Flows for the years ended December 31, 2022 and 2021, and for the period from September 8, 2020 (inception) through December 31, 2020	77
Schedule of Investments as of December 31, 2022 and December 31, 2021	78
Notes to Financial Statements	89

(b)	Exhibits required to be filed by Item 601 of Regulation S-K

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of Subscription Agreement *
10.1	Second Amendment to the Revolving Credit Agreement between Stone Point Credit Corporation, as the Initial Borrower, and Capital One, National Association, as the Administrative Agent, Sole Lead Arranger and a Lender, dated December 27, 2022 (8)
10.2	Note Purchase Agreement by and between the Company and the purchasers party thereto, dated May 19, 2022 (9)
10.3	Custody Agreement between Stone Point Capital Corporation and U.S. Bank National Association, as the custodian (1)
10.4	License Agreement between the Company and Stone Point Capital (1)
10.5	Form of Indemnification Agreement (1)
10.6	Revolving Credit Agreement with Capital One, National Association (2)
10.7	Amendment to Revolving Credit Agreement with Capital One, National Association (3)
10.8	Amendment to Revolving Credit Agreement with Capital One, National Association (4)
10.9	Loan and Security Agreement between SPCC Funding I LLC and JPMorgan Chase Bank, National Association (5)
10.10	Amendment to Loan and Security Agreement between SPCC Funding I LLC and JPMorgan Chase Bank, National Association (6)
10.11	Amendment to Loan and Security Agreement between SPCC Funding I LLC and JPMorgan Chase Bank, National Association (7)
14.1	Code of Ethics *
21.1	List of Subsidiaries*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Previously filed as an exhibit to Amendment No. 1 to the Company’s registration statement on Form 10 (File No. 000-56209) filed with the SEC on November 25, 2020.

(2)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on January 4, 2021.

(3)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on April 7, 2021.

(4)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 30, 2021.

(5)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2021.

(6)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 20, 2021.

(7)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on February 1, 2022.

(8)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on January 3, 2023.

(9)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 25, 2022.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stone Point Credit Corporation

Date: March 30, 2023	By:	/s/ Scott J. Bronner
Name: Scott J. Bronner
Title: Principal Executive Officer

Date: March 30, 2023	By:	/s/ Gene Basov
Name: Gene Basov
Title: Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following person on behalf of the registrant and in the following capacities on March 30, 2023.

/s/ Scott J. Bronner
Scott J. Bronner
Director and Principal Executive Officer

/s/ David J. Wermuth
David J. Wermuth
Director and Chair of the Board of Directors

/s/ Peter E. Roth
Peter E. Roth
Director and Chair of the Audit Committee

/s/ Jennifer J. Burleigh
Jennifer J. Burleigh
Director and Chair of the Nominating and Corporate Governance Committee

/s/ Scott E. Heberton
Scott E. Heberton
Director