Form 10-Q
period 2023-03-31
Stone Point Credit Corp
filed 2023-05-15
CIK 1825384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2023

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

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The issuer had 43,561,802 shares of Common Stock, $0.001 par value per share, outstanding as of May 12, 2023.

Stone Point Credit Corporation

Form 10-Q for the Quarter Ended March 31, 2023

Item 1.Financial Statements

Stone Point Credit Corporation

Consolidated Statements of Assets and Liabilities

	March 31, 2023
	(Unaudited)	December 31, 2022
Assets:
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $1,778,957,142 and $1,717,895,936, respectively)	$1,752,409,827	$1,688,521,222
Cash and cash equivalents	43,933,840	33,791,187
Interest receivable	15,775,385	19,132,554
Unsettled trades receivable	3,945	470,520
Paydown receivable	919,719	1,713,709
Deferred offering expenses	43,419	52,286
Prepaid expenses and other assets	441,038	442,973
Total assets	$1,813,527,173	$1,744,124,451

Liabilities:
Revolving credit facilities payable (net of deferred financing costs of $5,605,326 and $6,269,042, respectively) (Note 6)	$710,394,674	$682,730,958
2025 Notes payable (net of debt issuance costs of $2,135,428 and $2,279,883, respectively) (Note 6)	222,864,572	222,720,117
Unsettled trades payable	11,003,638	1,543,754
Base management fees payable (Note 3)	5,576,243	5,548,862
Capital calls received in advance	1,093,900	—
Accounts payable and accrued expenses	2,008,364	2,381,877
Interest and financing fees payable	16,745,209	12,013,294
Total liabilities	$969,686,600	$926,938,862

Commitments and contingencies (Note 5)	$—	$—
Net Assets:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2023 and December 31, 2022	$—	$—
Common Stock, $0.001 par value, 250,000,000 shares authorized, 43,505,203 and 42,294,773 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	43,505	42,295
Paid in capital in excess of par	867,398,968	844,066,477
Distributable (accumulated) earnings (losses)	(23,601,900)	(26,923,183)
Total net assets	843,840,573	817,185,589
Total liabilities and net assets	$1,813,527,173	$1,744,124,451
Net asset value per share of Common Stock	$19.40	$19.32

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Operations

	Three Months	Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Investment income:
Interest income from non-controlled/non-affiliated investments	$48,847,593	$21,714,585
Dividend income from non-controlled/non-affiliated investments	277,634	—
Interest income from cash and cash equivalents	295	199
Total investment income	49,125,522	21,714,784

Operating expenses:
Base management fees (Note 3)	$5,576,243	$3,848,810
Interest and financing fees (Note 6)	16,563,043	4,913,654
Offering costs (Note 4)	24,995	20,057
Professional fees	1,413,851	1,062,431
Directors fees	91,875	91,875
Insurance expense	15,257	4,017
Total expenses	23,685,264	9,940,844
Net investment income (loss)	$25,440,258	$11,773,940
Net realized gains (losses) and unrealized appreciation (depreciation) on investments:
Net realized gains (losses):
Non-controlled/non-affiliated investments	$430,489	$114,485
Total net realized gains (losses)	$430,489	$114,485
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$2,827,399	$(3,402,604)
Total net change in unrealized appreciation (depreciation)	$2,827,399	$(3,402,604)
Net increase (decrease) in net assets resulting from operations	$28,698,146	$8,485,821

Per share information - basic and diluted:
Net investment income (loss)	$0.60	$0.43
Net increase (decrease) in net assets resulting from operations	$0.68	$0.31
Weighted average shares outstanding	42,340,255	27,380,370

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Changes in Net Assets

	Three Months	Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$25,440,258	$11,773,940
Total net realized gains (losses)	430,489	114,485
Total net change in unrealized appreciation (depreciation)	2,827,399	(3,402,604)
Net increase (decrease) in net assets resulting from operations	28,698,146	8,485,821

Decrease in net assets resulting from Stockholder distributions:
Shares distributed pursuant to dividend reinvestment plan	(4,427,602)	(1,751,362)
Distributions to Stockholders	(20,949,262)	(9,763,483)
Net decrease in net assets resulting from Stockholder distributions	(25,376,864)	(11,514,845)

Increase in net assets resulting from capital share transactions:
Issuance of shares of Common Stock pursuant to dividend reinvestment plan	4,427,602	1,751,362
Issuance of shares of Common Stock	18,906,100	95,000,000
Net increase in net assets resulting from capital share transactions	23,333,702	96,751,362

Total increase in net assets	26,654,984	93,722,338
Net assets, beginning of period	817,185,589	545,569,359
Net assets, end of period	$843,840,573	$639,291,697
Net asset value per share	$19.40	$20.04
Common Stock outstanding at the end of the period	43,505,203	31,901,575

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Cash Flows

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$28,698,146	$8,485,821
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Total net change in unrealized (appreciation) depreciation	(2,827,399)	3,402,604
Total net realized (gains) losses	(430,489)	(114,485)
Amortization and accretion of premiums and discounts	(2,165,796)	(1,119,667)
Purchases of investments, net	(81,099,274)	(84,545,015)
Sales of investments, net	22,634,353	19,362,536
Changes in operating assets and liabilities:
Interest receivable	3,357,169	(1,895,010)
Unsettled trades receivable	466,575	—
Paydown receivable	793,990	(511,904)
Deferred offering expenses	8,867	(23,348)
Prepaid expenses and other assets	1,935	7,953
Base management fees payable	27,381	1,029,541
Organizational and offering expenses payable	—	(41,057)
Capital calls received in advance	1,093,900	—
Accounts payable and accrued expenses	(373,513)	264,707
Interest and financing fees payable	4,731,915	925,924
Unsettled trades payable	9,459,884	6,947,500
Net cash used in operating activities	(15,622,356)	(47,823,900)

Cash flows from financing activities:
Borrowings under revolving credit facility	56,000,000	728,500,000
Payments on revolving credit facilities	(29,000,000)	(755,000,000)
Deferred financing costs	2,943,599	(2,009,549)
Debt issuances costs	(2,135,428)	—
Distributions paid in cash	(20,949,262)	(9,763,483)
Proceeds from issuance of shares of Common Stock	18,906,100	95,000,000
Net cash provided by financing activities	25,765,009	56,726,968

Net increase (decrease) in cash and cash equivalents	10,142,653	8,903,068
Cash and cash equivalents, beginning of period	33,791,187	15,096,474
Cash and cash equivalents, end of period	$43,933,840	$23,999,542

Supplemental and Non-Cash Information
Cash paid during the period for interest	$10,992,956	$3,132,020
Reinvestment of distributions during the period	$4,427,602	$1,751,362

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of March 31, 2023 (Unaudited)

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
Non-Controlled/Non-Affiliated Investments
Debt Investments – 206.1%
Capital Markets
Project K BuyerCo, Inc.	First Lien Term Loan	LIBOR +	6.00	%,	0.75	% Floor [7]	10.99%	12/10/2027	76,306,818	$75,063,502	$76,329,710	9.0%
Project K BuyerCo, Inc.	First Lien Revolving Loan	LIBOR +	6.00	%,	0.75	% Floor [8]	10.99%	12/10/2027	—	(120,900)	2,318	0.0%
Project K BuyerCo, Inc.	Unsecured Note	N/A					10.00%	12/10/2028	13,139,932	12,305,847	11,412,031	1.4%
Resolute Investment Managers, Inc.	First Lien Revolving Loan	LIBOR +	4.25	%,	1.00	% Floor [10]	9.41%	4/30/2024	5,234,481	5,212,547	4,890,052	0.6%
Resolute Investment Managers, Inc.	Second Lien Term Loan	LIBOR +	8.00	%,	1.00	% Floor [10]	12.83%	4/30/2025	846,853	844,912	745,570	0.1%
Total Capital Markets										93,305,908	93,379,681	11.1%

Diversified Consumer Services
Harbor Purchaser Inc.	Second Lien Term Loan	SOFR +	8.50	%,	1.00	% Floor [12]	11.53%	4/8/2030	12,500,000	12,271,546	12,365,000	1.5%
Total Diversified Consumer Services										12,271,546	12,365,000	1.5%

Financial Services
Advisor Group Holdings, Inc. [6]	Unsecured Note	N/A					10.75%	8/1/2027	7,359,830	7,377,649	7,470,227	0.9%
Beacon Pointe Harmony, LLC	First Lien Term Loan	SOFR +	5.25	%,	0.75	% Floor [12]	9.91%	12/29/2028	28,710,000	28,222,354	27,360,366	3.2%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.25	%,	0.75	% Floor 8 12	9.91%	12/29/2028	8,869,400	8,663,482	8,166,641	1.0%
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	SOFR +	5.25	%,	0.75	% Floor [8]	9.91%	12/29/2027	—	(47,458)	(141,028)	0.0%
Edelman Financial Center [6]	Second Lien Term Loan	LIBOR +	6.75	% [7]			11.59%	7/20/2026	14,042,404	13,022,550	13,203,371	1.6%
GC Two Intermediate Holdings, Inc. [6]	First Lien Term Loan	SOFR +	4.50	% [12]			9.41%	3/8/2030	6,640,000	6,507,200	6,565,300	0.8%
GC Two Intermediate Holdings, Inc. [6]	Unsecured Note	N/A					7.50%	4/1/2029	16,874,737	14,445,619	13,873,143	1.6%
Midcap Financial [6]	Unsecured Note	N/A					5.63%	1/15/2030	5,147,168	4,080,092	4,053,395	0.5%
Millennium Trust Co., LLC [6]	First Lien Term Loan	SOFR +	4.75	%,	0.75	% Floor [12]	9.66%	3/27/2026	3,958,763	3,856,211	3,858,388	0.5%
More Cowbell I LLC	First Lien Term Loan	LIBOR +	6.25	%,	1.00	% Floor [9]	10.56%	4/10/2028	12,745,100	12,405,741	12,745,100	1.5%
More Cowbell I LLC	First Lien Delayed Draw Term Loan	LIBOR +	6.25	% [9]			11.18%	4/10/2028	12,842,400	12,412,801	12,842,400	1.5%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.25	%,	1.00	% Floor [12]	11.26%	10/4/2027	22,132,955	21,963,560	21,918,265	2.6%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.25	%,	1.00	% Floor [12]	11.26%	10/4/2027	2,473,750	2,440,631	2,449,755	0.3%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.25	%,	1.00	% Floor [12]	11.00%	10/4/2027	2,478,952	2,408,066	2,454,906	0.3%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.25	%,	1.00	% Floor 8 12	11.00%	10/4/2027	15,936,551	15,903,790	15,684,401	1.9%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	LIBOR +	6.25	%,	1.00	% Floor [8]	11.00%	10/4/2027	—	(1,346)	(4,850)	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	SOFR +	6.25	%,	1.00	% Floor [8]	11.00%	10/4/2027	—	—	(14,550)	0.0%
Total Financial Services										153,660,942	152,485,230	18.1%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
Health Care Providers & Services
CNSI Holdings, LLC	First Lien Term Loan	SOFR +	6.50	%,	0.50	% Floor [12]	11.09%	12/3/2029	15,121,408	14,615,934	14,626,938	1.7%
CNSI Holdings, LLC	First Lien Revolving Loan	SOFR +	6.50	%,	0.50	% Floor [8]	11.09%	12/17/2027	—	(47,086)	(47,111)	0.0%
CORA Health Holdings Corp.	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [12]	10.72%	6/15/2027	14,130,315	13,972,944	12,205,788	1.4%
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [12]	10.72%	6/15/2027	239,608	209,092	206,974	0.0%
Covertrus, LLC [6]	First Lien Term Loan	SOFR +	6.50	%,	0.50	% Floor [12]	11.09%	12/15/2028	996,000	903,870	943,710	0.1%
Giving Home Health Care	Second Lien Term Loan	N/A					12.50%	2/18/2028	4,500,000	4,421,262	4,437,450	0.5%
MB2 Dental Solutions, LLC	First Lien Term Loan	SOFR +	6.00	%,	1.00	% Floor [12]	10.91%	1/29/2027	10,812,147	10,642,294	10,589,817	1.3%
MB2 Dental Solutions, LLC	First Lien Term Loan	SOFR +	6.00	%,	1.00	% Floor [12]	10.91%	1/29/2027	2,141,334	2,127,300	2,097,302	0.2%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [12]	10.91%	1/29/2027	1,757,177	1,745,660	1,721,044	0.2%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [8] [12]	10.91%	1/29/2027	26,699,490	26,294,177	26,150,469	3.1%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [12]	10.91%	1/29/2027	3,541,111	3,466,416	3,438,593	0.4%
Mirra-PrimeAccess Holdings, LLC	First Lien Term Loan	LIBOR +	6.50	%,	1.00	% Floor [7]	11.34%	7/29/2026	24,625,000	24,281,559	23,650,267	2.8%
Mirra-PrimeAccess Holdings, LLC	First Lien Revolving Loan	LIBOR +	6.50	%,	1.00	% Floor 7 8	11.34%	7/29/2026	1,027,500	967,448	919,042	0.1%
SpecialtyCare, Inc.	First Lien Term Loan	LIBOR +	5.75	%,	1.00	% Floor [10]	10.50%	6/19/2028	13,553,647	13,236,087	12,049,192	1.4%
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	LIBOR +	5.75	%,	1.00	% Floor 8 10	10.50%	6/19/2028	105,701	89,857	(35,741)	0.0%
SpecialtyCare, Inc.	First Lien Revolving Loan	LIBOR +	4.00	% [8]			8.86%	6/18/2026	—	(20,569)	(117,918)	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Term Loan	LIBOR +	5.75	%,	0.75	% Floor [10]	10.91%	1/2/2029	24,255,000	23,949,849	23,200,466	2.7%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	LIBOR +	5.75	%,	0.75	% Floor 8 10	10.91%	1/2/2029	4,040,925	3,975,168	3,737,415	0.4%
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	ABR +	4.75	%,	1.75	% Floor 8 11	12.75%	12/29/2026	2,240,000	2,200,639	2,087,831	0.2%
Trinity Partners Holdings LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [12]	10.58%	12/21/2028	27,277,660	26,855,246	26,732,106	3.2%
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor [8]	10.58%	12/21/2028	—	(55,464)	(148,936)	0.0%
TST Intermediate Holdings, LLC	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [12]	10.90%	11/27/2026	12,324,581	12,183,539	11,722,073	1.4%
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor 8 12	10.90%	11/27/2026	3,624,039	3,610,256	3,014,412	0.4
Total Health Care Providers & Services										189,625,478	183,181,183	21.7%

Health Care Technology
Ellkay, LLC	First Lien Term Loan	LIBOR +	6.25	%,	1.00	% Floor [10]	11.39%	9/14/2027	28,455,556	28,022,765	27,632,999	3.3%
Ellkay, LLC	First Lien Revolving Loan	LIBOR +	6.25	%,	1.00	% Floor [8]	11.39%	9/14/2027	—	(53,631)	(104,385)	0.0%
FINThrive Software Intermediate Holdings, Inc.	Second Lien Term Loan	LIBOR +	6.75	%,	0.50	% Floor [7]	11.59%	12/17/2029	21,518,900	21,095,589	18,872,075	2.2%
GraphPAD Sofware, LLC	First Lien Term Loan	LIBOR +	5.50	%,	1.00	% Floor [9]	10.71%	4/27/2027	4,121,017	4,090,291	4,017,579	0.5%
GraphPAD Sofware, LLC	First Lien Term Loan	LIBOR +	5.50	%,	1.00	% Floor [9]	10.71%	4/1/2027	19,750,000	19,597,000	19,254,275	2.3%
GraphPAD Sofware, LLC	First Lien Term Loan	LIBOR +	5.50	%,	1.00	% Floor [9]	10.43%	4/27/2027	17,193,750	17,077,310	16,762,187	2.0%
GraphPAD Sofware, LLC	First Lien Delayed Draw Term Loan	LIBOR +	5.50	%,	1.00	% Floor [8]	10.43%	4/1/2027	—	(83,939)	(276,100)	0.0%
GraphPAD Sofware, LLC	First Lien Revolving Loan	LIBOR +	5.50	%,	1.00	% Floor [8]	10.43%	4/27/2027	—	(17,014)	(62,750)	0.0%
Imagine Acquisitionco, LLC	First Lien Term Loan	LIBOR +	5.50	%,	1.00	% Floor [10]	10.37%	11/16/2027	28,577,170	28,243,577	27,549,929	3.3%
Imagine Acquisitionco, LLC	First Lien Delayed Draw Term Loan	LIBOR +	5.50	%,	1.00	% Floor [8]	10.37%	11/16/2023	—	(24,983)	(231,165)	0.0%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
Imagine Acquisitionco, LLC	First Lien Revolving Loan	LIBOR +	5.50	%,	1.00	% Floor [8]	10.37%	11/16/2027	—	(53,572)	(166,439)	0.0%
Total Health Care Technology										117,893,393	113,248,205	13.4%

Insurance
AmeriLife Group LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [12]	10.88%	8/31/2029	42,076,364	41,304,803	41,276,913	4.9%
AmeriLife Group LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor 8 12	10.88%	8/30/2024	7,012,727	6,849,179	6,812,698	0.8%
AmeriLife Group LLC	First Lien Revolving Loan	SOFR +	5.75	%,	0.75	% Floor [8]	10.88%	8/31/2028	—	(95,207)	(100,182)	0.0%
Assured Partners, Inc. [6]	Unsecured Note	N/A					5.63%	1/15/2029	3,628,755	2,928,365	3,126,172	0.4%
Captive Resources Midco, LLC	First Lien Term Loan	SOFR +	2.63	%,	0.75	% Floor [12]	10.06%	6/29/2029	29,950,158	29,406,515	29,153,484	3.5%
Captive Resources Midco, LLC	First Lien Revolving Loan	SOFR +	2.63	%,	0.75	% Floor [8]	10.06%	7/1/2028	—	(38,553)	(58,594)	0.0%
Euclid Transactional, LLC	First Lien Term Loan	SOFR +	6.80	% [12]			11.72%	10/2/2028	80,000,000	78,571,219	80,008,000	9.5%
Foundation Risk Partners, Corp.	First Lien Term Loan	SOFR +	6.75	%,	0.75	% Floor [12]	11.75%	10/27/2028	38,863,636	37,394,236	37,697,727	4.5%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	SOFR +	6.75	%,	0.75	% Floor [8]	11.75%	10/27/2028	—	(254,428)	(544,091)	(0.1)%
Galway Borrower, LLC	First Lien Term Loan	LIBOR +	5.25	%,	0.75	% Floor [10]	12.25%	9/29/2028	64,264,541	63,698,896	63,191,323	7.5%
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	LIBOR +	5.25	%,	0.75	% Floor [8]	1.00%	9/29/2028	—	(11,182)	(9,924)	0.0%
Galway Borrower, LLC	First Lien Revolving Loan	LIBOR +	5.25	%,	0.75	% Floor 8 10	5.25%	9/30/2027	881,133	841,499	812,692	0.1%
Harrington Reinsureance Holdings Limited	Unsecured Note	N/A					7.25%	6/29/2031	20,000,000	19,650,703	19,886,918	2.4%
NFP Corp. [6]	Unsecured Note	N/A					6.88%	8/15/2028	27,761,417	23,254,365	23,874,819	2.8%
NFP Corp. [6]	Unsecured Note	N/A					7.50%	10/1/2030	830,000	830,000	801,971	0.1%
RSC Acquisition, Inc.	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor [8] [12]	10.54%	11/1/2026	17,376,888	17,236,079	17,182,548	2.0%
Total Insurance										321,566,489	323,112,474	38.3%

IT Services
Auctane Holdings, LLC	First Lien Term Loan	LIBOR +	5.75	%,	0.75	% Floor [7]	10.59%	10/5/2028	39,600,000	38,948,608	38,411,152	4.6%
Auctane Holdings, LLC	First Lien Term Loan	LIBOR +	5.75	%,	0.75	% Floor [7]	10.59%	10/5/2028	12,993,750	12,779,068	12,603,659	1.5%
Bottomline Technologies, Inc.	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [12]	10.26%	5/14/2029	87,942,692	86,362,004	86,403,695	10.2%
Bottomline Technologies, Inc.	First Lien Revolving Loan	SOFR +	5.50	%,	1.00	% Floor [8]	10.26%	5/15/2028	—	(125,601)	(128,894)	0.0%
Dcert Buyer, Inc.	Second Lien Term Loan	SOFR +	7.00	% [12]			11.70%	2/19/2029	11,660,000	11,519,031	11,003,542	1.3%
Ensono, Inc.	Second Lien Term Loan	LIBOR +	8.00	% [9]			13.15%	5/28/2029	11,250,000	11,155,444	10,577,250	1.3%
Helpsystems Holdings, Inc.	Second Lien Term Loan	SOFR +	6.75	%,	0.75	% Floor [13]	11.66%	11/19/2027	10,000,000	10,000,000	9,075,000	1.1%
Ministry Brands Purchaser, LLC	First Lien Term Loan	LIBOR +	5.50	%,	0.75	% Floor [7]	10.55%	12/28/2028	17,478,814	17,332,450	16,662,783	2.0%
Ministry Brands Purchaser, LLC	First Lien Delayed Draw Term Loan	LIBOR +	5.50	%,	0.75	% Floor 7 8	10.55%	12/28/2028	713,348	682,899	449,581	0.1%
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	LIBOR +	5.50	%,	0.75	% Floor 7 8	10.55%	12/24/2027	423,729	410,309	344,599	0.0%
Neptune BidCo US Inc.	Second Lien Term Loan	SOFR +	9.75	%,	0.75	% Floor [12]	14.49%	10/11/2029	12,500,000	12,144,377	12,136,250	1.4%
Vision Solutions, Inc.	Second Lien Term Loan	LIBOR +	7.25	%,	0.75	% Floor [10]	12.07%	4/23/2029	30,000,000	29,761,575	25,737,000	3.0%
Watchguard Technologies, Inc. [6]	First Lien Term Loan	SOFR +	5.25	%,	0.75	% Floor [12]	10.11%	7/5/2029	5,223,750	4,906,595	4,962,562	0.6%
WWEX Uni Topco Holdings, LLC	Second Lien Term Loan	LIBOR +	7.00	%,	0.75	% Floor [10]	12.16%	7/26/2029	20,000,000	19,449,221	18,306,000	2.2%
Total IT Services										255,325,980	246,544,179	29.2%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
Professional Services
Accordion Partners LLC	First Lien Term Loan	SOFR +	6.25	%,	0.75	% Floor [12]	11.15%	8/29/2029	23,231,232	22,742,593	22,734,084	2.7%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR +	6.25	% 8 12			11.15%	8/29/2029	2,034,014	1,949,091	1,936,076	0.2%
Accordion Partners LLC	First Lien Revolving Loan	SOFR +	6.25	% 8 12			11.15%	8/31/2028	508,503	467,185	464,976	0.1%
Explorer Investor, Inc.	First Lien Term Loan	SOFR +	5.75	%,	0.50	% Floor [12]	10.64%	6/28/2029	23,762,297	22,446,986	22,467,251	2.7%
Explorer Investor, Inc.	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.50	% Floor [8]	10.64%	6/28/2024	—	(278,226)	(275,669)	0.0%
IG Investments Holdings, LLC	First Lien Term Loan	LIBOR +	6.00	%,	0.75	% Floor [10]	10.83%	9/22/2028	63,968,064	62,922,409	63,430,732	7.5%
IG Investments Holdings, LLC	First Lien Term Loan	LIBOR +	6.00	%,	0.75	% Floor [10]	10.83%	9/22/2028	4,937,343	4,897,331	4,895,870	0.6%
IG Investments Holdings, LLC	First Lien Revolving Loan	LIBOR +	6.00	%,	0.75	% Floor [8]	10.83%	9/22/2027	—	(75,417)	(42,486)	0.0%
Geosyntec Consultants, Inc.	First Lien Term Loan	SOFR +	5.25	%,	0.75	% Floor [12]	10.06%	5/18/2029	10,415,295	10,251,871	10,138,248	1.2%
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	SOFR +	5.25	%,	0.75	% Floor 8 12	10.06%	5/18/2024	681,285	641,991	564,370	0.1%
Geosyntec Consultants, Inc.	First Lien Revolving Loan	SOFR +	5.25	%,	0.75	% Floor 8 12	10.06%	5/18/2027	292,545	267,890	249,746	0.0%
MBO Partners, Inc.	First Lien Term Loan	SOFR +	7.75	%,	1.00	% Floor [12]	12.80%	5/23/2028	44,550,000	43,340,309	44,206,965	5.2%
MBO Partners, Inc.	First Lien Delayed Draw Term Loan	SOFR +	7.75	%,	1.00	% Floor 8 12	12.80%	5/23/2028	10,013,666	9,617,187	9,860,249	1.2%
People 2.0, Inc.	First Lien Term Loan	SOFR +	7.50	%,	1.00	% Floor [12]	12.40%	7/12/2028	45,272,500	44,454,356	44,444,013	5.3%
Vaco Holdings [6]	First Lien Term Loan	SOFR +	5.00	%,	0.75	% Floor [12]	10.05%	1/19/2029	5,745,236	5,584,132	5,687,783	0.7%
Williams Martson, LLC	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [12]	10.74%	8/25/2028	15,881,731	15,405,279	15,440,219	1.8%
Williams Martson, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [8]	10.74%	8/26/2024	—	(46,313)	(70,997)	0.0%
Williams Martson, LLC	First Lien Revolving Loan	SOFR +	5.75	%,	1.00	% Floor 8 12	10.74%	8/25/2028	351,154	290,592	289,031	0.0%
Total Professional Services										244,879,246	246,420,461	29.2%

Real Estate Management & Development
2-10 Holdco, Inc.	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [12]	10.91%	3/26/2026	49,000,000	48,478,916	48,015,079	5.7%
2-10 Holdco, Inc.	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [8]	10.91%	3/26/2026	—	(28,495)	(55,835)	0.0%
Total Real Estate Management & Development										48,450,421	47,959,244	5.7%

Software
Anaplan, Inc.	First Lien Term Loan	SOFR +	6.50	%,	0.75	% Floor [12]	11.31%	6/21/2029	20,672,334	20,295,045	20,254,753	2.4%
Anaplan, Inc.	First Lien Revolving Loan	SOFR +	6.50	%,	0.75	% Floor [8]	11.31%	6/21/2028	—	(26,914)	(31,229)	0.0%
AxiomSL Group, Inc.	First Lien Term Loan	LIBOR +	5.75	%,	1.00	% Floor [7]	10.59%	12/3/2027	34,628,249	34,089,328	33,755,292	4.0%
AxiomSL Group, Inc.	First Lien Delayed Draw Term Loan	LIBOR +	6.00	%,	1.00	% Floor [8]	10.59%	12/3/2027	—	(16,849)	(57,323)	0.0%
AxiomSL Group, Inc.	First Lien Revolving Loan	LIBOR +	6.00	%,	1.00	% Floor [8]	10.59%	12/3/2025	—	(30,376)	(62,547)	0.0%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
Diligent Corporation	First Lien Term Loan	LIBOR +	5.75	%,	1.00	% Floor [7]	10.59%	8/4/2025	29,400,000	29,235,578	28,412,160	3.4%
Diligent Corporation	First Lien Term Loan	LIBOR +	5.75	%,	1.00	% Floor [7]	10.59%	8/4/2025	9,800,000	9,743,640	9,470,720	1.1%
Diligent Corporation	First Lien Revolving Loan	LIBOR +	6.25	%,	1.00	% Floor 7 8	10.59%	8/4/2025	1,500,000	1,472,894	1,381,500	0.2%
GovDelivery Holdings, LLC	First Lien Term Loan	LIBOR +	5.50	%,	1.00	% Floor [7]	11.84%	1/29/2027	27,238,507	26,767,776	26,304,226	3.1%
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR +	6.00	%,	1.00	% Floor [7]	10.84%	1/29/2027	33,743,300	33,235,501	32,299,087	3.8%
GovDelivery Holdings, LLC	First Lien Revolving Loan	LIBOR +	6.50	%,	1.00	% Floor 7 8	10.84%	1/29/2027	1,268,587	1,245,468	1,185,793	0.1%
GS Acquisitionco, Inc.	First Lien Term Loan	SOFR +	5.75	% [12]			10.80%	5/22/2026	37,035,996	36,954,301	35,722,751	4.2%
Mandolin Technology Intermediate Holdings, Inc.	Second Lien Term Loan	LIBOR +	6.50	%,	0.50	% Floor [10]	11.33%	7/30/2029	17,500,000	17,345,210	16,154,250	1.9%
Maverick 1 LLC	First Lien Term Loan	SOFR +	4.25	%,	0.75	% Floor [12]	9.12%	5/18/2029	2,000,000	1,900,000	1,900,000	0.2%
Maverick 1 LLC	Second Lien Term Loan	LIBOR +	6.75	%,	0.75	% Floor [10]	11.58%	5/18/2029	9,000,000	8,963,743	8,325,900	1.0%
McAfee Enterprise [6]	First Lien Term Loan	LIBOR +	4.75	%,	0.75	% Floor [10]	9.58%	7/27/2028	5,219,621	4,789,746	4,322,969	0.5%
MRI Software LLC [6]	First Lien Term Loan	LIBOR +	5.50	%,	1.00	% Floor [10]	10.66%	2/10/2026	2,493,576	2,396,898	2,393,895	0.3%
Orion Advisor Solutions, Inc.	Second Lien Term Loan	LIBOR +	8.50	%,	1.00	% Floor [10]	13.33%	9/24/2028	16,500,000	16,387,693	15,722,850	1.9%
RealPage, Inc. [6]	Second Lien Term Loan	LIBOR +	6.50	%,	0.75	% Floor [7]	11.34%	4/23/2029	5,628,559	5,524,308	5,341,868	0.6%
Simplifi Holdings, Inc.	First Lien Term Loan	LIBOR +	5.50	%,	0.75	% Floor [7]	10.20%	10/1/2027	26,769,578	26,342,422	26,368,035	3.1%
Simplifi Holdings, Inc.	First Lien Revolving Loan	LIBOR +	5.50	%,	0.75	% Floor 8 7	10.20%	10/1/2026	1,445,783	1,405,276	1,402,410	0.2%
Spirit RR Holdings, Inc.	First Lien Term Loan	SOFR +	6.50	%,	0.75	% Floor [12]	11.50%	9/13/2028	16,993,494	16,597,946	16,514,277	2.0%
Spirit RR Holdings, Inc.	First Lien Revolving Loan	SOFR +	6.50	%,	1.00	% Floor [8]	11.50%	9/13/2028	—	(38,174)	(39,486)	0.0%
Syntax Systems Limited	First Lien Term Loan	LIBOR +	5.75	%,	0.75	% Floor [7]	10.59%	10/29/2028	10,678,960	10,593,653	10,276,052	1.2%
Syntax Systems Limited	First Lien Delayed Draw Term Loan	LIBOR +	5.50	%,	0.75	% Floor [8]	10.59%	10/15/2028	—	(23,840)	(112,067)	0.0%
Syntax Systems Limited	First Lien Revolving Loan	LIBOR +	5.50	%,	0.75	% Floor 7 8	10.59%	10/29/2026	1,188,119	782,608	747,252	0.1%
Tamarack Intermediate LLC	First Lien Term Loan	SOFR +	5.50	% [12]			10.76%	3/13/2028	21,323,242	20,961,810	20,965,012	2.5%
Tamarack Intermediate LLC	First Lien Revolving Loan	SOFR +	5.50	% 8 12			10.76%	3/13/2028	580,357	522,415	521,295	0.1%
Total Software										327,417,106	319,439,695	37.9%

					Par			Percentage
	Type of	Reference Rate	Interest		Amount			of Net
Portfolio Company 1 2 3	Investment	and Spread	Rate	Maturity	/ Units	Cost [4]	Fair Value	Assets [5]
Equity and Warrants—1.7%
Health Care Technology
Imagine Acquisitionco, LLC	Equity	N/A	N/A	N/A	2,000,000	2,000,000	2,323,703	0.3%
Total Health Care Tehnology						2,000,000	2,323,703	0.3%

Software
GT Polaris Holdings, Inc.	Equity	N/A	12.50%	N/A	9,079,962	8,925,286	8,315,429	1.0%
Spirit RR Holdings, Inc.	Equity	N/A	N/A	N/A	3,585,975	3,635,318	3,635,314	0.4%
Total Software						12,560,604	11,950,743	1.4%

Warrants – 0.0%
Health Care Providers & Services
Giving Home Health Care	Warrants	N/A	N/A	N/A	2,917	29	29	0.0%
Total Health Care Providers & Services						29	29	0.0%

Total Non-Controlled/Non-Affiliated Investments						$1,778,957,142	$1,752,409,827	207.7%

(1)	All of the Company’s investments are domiciled in the United States except for Harrington Reinsurance Holdings Limited and Syntax Systems Limited, which are domiciled in Bermuda and Canada, respectively.
(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940 except for Harrington Reinsurance Holdings Limited and Syntax Systems Limited.
(4)	Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	Percentage is based on net assets of $843,840,573 as of March 31, 2023.
(6)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(7)	The interest rate on this security is subject to a base rate plus 1 Month “1M“ London Inter-Bank Offered Rate (“LIBOR“), which at March 31, 2023 was 4.86%.
(8)	This investment has an unfunded commitment as of March 31, 2023. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(9)	The interest rate on this security is subject to a base rate plus 6 Month “6M“ LIBOR, which at March 31, 2023 was 5.31%.
(10)	The interest rate on this security is subject to a base rate plus 3 Month “3M“ LIBOR, which at March 31, 2023 was 5.19%.
(11)	The interest rate on this security is subject to the Alternate Base Rate, which at March 31, 2023 was 8.00%.
(12)	The interest rate on this security is subject to the Secured Overnight Financing Rate (“SOFR“), which at March 31, 2023 was 4.87%.

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of December 31, 2022

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /		Fair	of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Value	Assets [5]
Non-Controlled/Non-Affiliated Investments
Debt Investments – 205.0%
Capital Markets
Project K BuyerCo, Inc.	First Lien Term Loan	LIBOR +	5.75	%,	0.75	% Floor [7]	10.13%	12/10/2027	76,500,000	$75,183,711	$76,500,000	9.4%
Project K BuyerCo, Inc.	First Lien Revolving Loan	LIBOR +	5.75	%,	0.75	% Floor 8	10.13%	12/10/2027	—	(127,248)	—	0.0%
Project K BuyerCo, Inc.	Unsecured Note	N/A					8.00%	12/10/2028	12,815,972	11,952,515	11,438,627	1.4%
Resolute Investment Managers, Inc.	First Lien Term Loan	LIBOR +	4.25	%,	1.00	% Floor [10]	8.98%	4/30/2024	5,254,404	5,225,933	5,076,190	0.6%
Resolute Investment Managers, Inc.	Second Lien Term Loan	LIBOR +	8.00	%,	1.00	% Floor [10]	12.41%	4/30/2025	846,853	844,404	782,394	0.1%
Total Capital Markets										93,079,315	93,797,211	11.5%
Diversified Consumer Services
Harbor Purchaser, Inc.	Second Lien Term Loan	SOFR +	8.50	%,	0.50	% Floor [13]	12.82%	4/8/2030	12,500,000	12,260,116	12,363,750	1.5%
Total Diversified Consumer Services										12,260,116	12,363,750	1.5%
Financial Services
Advisor Group Holdings, Inc. [6]	First Lien Term Loan	LIBOR +	4.50	% 7			8.88%	7/31/2026	7,328,745	7,046,120	7,183,819	0.9%
Advisor Group Holdings, Inc. [6]	Unsecured Note	N/A					10.75%	8/1/2027	7,359,830	7,378,265	7,476,624	0.9%
Beacon Pointe Harmony, LLC	First Lien Term Loan	SOFR +	5.25	%,	0.75	% Floor [13]	9.38%	12/29/2028	28,782,500	28,268,743	27,461,588	3.4%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.25	%,	0.75	% Floor 8 13	9.38%	12/29/2028	6,961,700	6,765,121	6,274,605	0.8%
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	SOFR +	5.25	%,	0.75	% Floor 8 13	9.38%	12/29/2027	—	(49,922)	(137,679)	0.0%
Edelman Financial Center [6]	Second Lien Term Loan	LIBOR +	6.75	% [10]			11.13%	7/20/2026	14,042,404	12,955,636	12,697,072	1.6%
GC Two Intermediate Holdings, Inc. [6]	Unsecured Note	N/A					7.50%	4/1/2029	10,612,237	9,186,822	8,768,945	1.1%
Midcap Financial [6]	Unsecured Note	N/A					6.50%	5/1/2028	2,118,272	1,781,409	1,823,634	0.2%
Midcap Financial [6]	Unsecured Note	N/A					5.63%	1/15/2030	5,147,168	4,052,598	4,155,566	0.5%
Millennium Trust Co., LLC [6]	First Lien Term Loan	SOFR +	4.75	%,	0.75	% Floor [13]	9.17%	3/27/2026	3,969,072	3,857,702	3,805,348	0.5%
More Cowbell I LLC	First Lien Term Loan	LIBOR +	6.25	%,	1.00	% Floor [9]	10.56%	4/10/2028	12,782,600	12,425,445	12,782,600	1.6%
More Cowbell I LLC	First Lien Delayed Draw Term Loan	LIBOR +	6.25	% [9]			11.18%	4/10/2028	12,879,900	12,429,409	12,879,900	1.6%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [13]	9.41%	10/4/2027	22,189,205	21,997,655	21,993,554	2.7%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	% [13]			9.41%	10/4/2027	2,480,000	2,444,449	2,458,133	0.3%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	% [13]			10.75%	10/4/2027	2,485,196	2,410,199	2,463,283	0.3%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	% [13]			10.75%	10/4/2027	12,301,714	12,272,051	12,072,463	1.5%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	LIBOR +	6.00	%,	1.00	% Floor [8]	10.75%	10/4/2027	—	(1,346)	(4,409)	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	SOFR +	6.00	% [8]			10.75%	10/4/2027	—	—	(13,226)	0.0%
Total Financial Services										145,220,356	144,141,820	17.6%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /		Fair	of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Value	Assets [5]
Health Care Providers & Services
CNSI Holdings, LLC	First Lien Term Loan	SOFR +	6.50	%,	0.50	% Floor [13]	10.62%	12/3/2029	15,159,698	14,632,698	14,628,730	1.8%
CNSI Holdings, LLC	First Lien Revolving Loan	SOFR +	6.50	%,	0.50	% Floor [8]	10.62%	12/17/2027	—	(49,549)	(50,424)	0.0%
CORA Health Holdings Corp.	First Lien Term Loan	LIBOR +	5.75	%,	1.00	% Floor [10]	10.48%	6/15/2027	14,166,270	13,997,725	12,695,934	1.6%
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	LIBOR +	5.75	%,	1.00	% Floor 8 10	10.48%	6/15/2027	240,099	207,804	(342,847)	0.0%
Giving Home Health Care	Second Lien Term Loan	N/A					12.50%	2/18/2028	4,500,000	4,414,912	4,414,050	0.5%
MB2 Dental Solutions, LLC	First Lien Term Loan	SOFR +	6.00	%,	1.00	% Floor [13]	10.42%	1/29/2027	10,839,729	10,656,338	10,616,832	1.3%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [13]	10.42%	1/29/2027	2,146,786	2,130,796	2,102,639	0.3%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [13]	10.42%	1/29/2027	1,761,647	1,748,526	1,725,421	0.2%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [13]	10.42%	1/29/2027	26,766,990	26,329,016	26,216,581	3.2%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor 8 13	10.71%	1/29/2027	2,216,667	2,149,859	2,113,966	0.3%
Mirra-PrimeAccess Holdings, LLC	First Lien Term Loan	LIBOR +	6.50	%,	1.00	% Floor [7]	10.88%	7/29/2026	24,687,500	24,312,668	24,549,821	2.9%
Mirra-PrimeAccess Holdings, LLC	First Lien Revolving Loan	LIBOR +	6.50	%,	1.00	% Floor 7 8	10.88%	7/29/2026	1,027,500	967,448	901,232	0.1%
SpecialtyCare, Inc.	First Lien Term Loan	LIBOR +	5.75	%,	1.00	% Floor [10]	9.49%	6/19/2028	13,587,960	13,254,345	12,116,973	1.5%
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	LIBOR +	5.75	%,	1.00	% Floor 8 10	9.49%	6/19/2028	105,967	89,378	(32,009)	0.0%
SpecialtyCare, Inc.	First Lien Revolving Loan	LIBOR +	4.00%			7 8	8.29%	6/18/2026	403,683	381,537	288,679	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Term Loan	LIBOR +	5.75	%,	0.75	% Floor [10]	10.48%	1/2/2029	24,316,250	23,992,112	23,259,053	2.8%
Stepping Stones Healthcare Services, LLC	First Lien Term Loan	LIBOR +	5.75	%,	0.75	% Floor 8 10	10.48%	1/2/2029	2,861,075	2,803,017	2,557,124	0.3%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	ABR +	4.75	%,	1.75	% Floor 8 11	12.25%	12/29/2026	2,520,000	2,478,052	2,367,831	0.3%
Trinity Partners Holdings LLC	First Lien Term Loan	ABR +	4.75	%,	1.75	% Floor [8]	9.99%	12/21/2028	27,346,543	26,892,570	26,799,612	3.3%
Trinity Partners Holdings LLC	First Lien Revolving Loan	SOFR +	5.75	%,	0.75	% Floor [13]	9.99%	12/21/2028	—	(59,134)	(148,936)	0.0%
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [8]	10.90%	11/27/2026	12,355,848	12,204,375	12,051,461	1.5%
TST Intermediate Holdings, LLC	First Lien Term Loan	LIBOR +	5.75	%,	1.00	% Floor 8 9	10.90%	11/27/2026	3,536,779	3,521,421	3,229,355	0.4%
Total Health Care Providers & Services										187,055,914	181,061,078	22.2%

Health Care Technology
Ellkay, LLC	First Lien Term Loan	LIBOR +	6.25	%,	1.00	% Floor [10]	11.00%	9/14/2027	28,527,778	28,066,130	27,710,123	3.4%
Ellkay, LLC	First Lien Revolving Loan	LIBOR +	6.25	%,	1.00	% Floor [8]	11.00%	9/14/2027	—	(56,598)	(103,501)	0.0%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
FINThrive Software Intermediate Holdings, Inc.	Second Lien Term Loan	LIBOR +	6.75	%,	0.50	% Floor [7]	11.13%	12/17/2029	21,518,900	21,075,642	17,718,039	2.2%
GraphPAD Software, LLC	First Lien Term Loan	LIBOR +	5.50	%,	1.00	% Floor [10]	10.23%	4/27/2027	4,131,476	4,098,211	4,062,886	0.5%
GraphPAD Software, LLC	First Lien Term Loan	LIBOR +	5.50	%,	1.00	% Floor [10]	10.23%	4/1/2027	19,800,000	19,634,540	19,471,283	2.4%
GraphPAD Software, LLC	First Lien Term Loan	LIBOR +	5.50	%,	1.00	% Floor [9]	10.43%	4/27/2027	17,237,500	17,111,561	16,951,325	2.1%
GraphPAD Software, LLC	First Lien Delayed Draw Term Loan	LIBOR +	5.50	%,	1.00	% Floor [8]	10.43%	4/1/2027	—	(88,947)	(182,621)	0.0%
GraphPAD Software, LLC	First Lien Revolving Loan	LIBOR +	5.50	%,	1.00	% Floor [8]	10.43%	4/27/2027	—	(18,043)	(41,505)	0.0%
Imagine Acquisitionco, LLC	First Lien Term Loan	LIBOR +	5.50	%,	1.00	% Floor [10]	10.14%	11/16/2027	28,649,518	28,292,857	27,564,549	3.4%
Imagine Acquisitionco, LLC	First Lien Delayed Draw Term Loan	LIBOR +	5.50	%,	1.00	% Floor [8]	10.14%	11/16/2023	—	(26,279)	(243,540)	0.0%
Imagine Acquisitionco, LLC	First Lien Revolving Loan	LIBOR +	5.50	%,	1.00	% Floor [8]	10.14%	11/16/2027	—	(56,425)	(175,348)	0.0%
Total Health Care Technology										118,032,649	112,731,690	13.8%

									Par			Percentage of
	Type of	Reference Rate					Interest		Amount /			Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
Insurance
AmeriLife Group LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [13]	9.01%	8/31/2029	42,181,818	41,382,650	41,346,618	5.1%
AmeriLife Group LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor 8 13	9.01%	8/30/2024	7,030,303	6,860,575	6,821,503	0.8%
AmeriLife Group LLC	First Lien Revolving Loan	SOFR +	5.75	%,	0.75	% Floor [8]	9.01%	8/31/2028	—	(99,537)	(104,400)	0.0%
Assured Partners, Inc. [6]	First Lien Term Loan	SOFR +	3.50	%,	0.50	% Floor [13]	7.82%	2/12/2027	4,000	3,778	3,894	0.0%
Assured Partners, Inc. [6]	Unsecured Note	N/A					5.63%	1/15/2029	5,123,753	4,133,391	4,230,939	0.5%
Captive Resources Midco, LLC	First Lien Term Loan	SOFR +	2.63	%,	0.75	% Floor [13]	10.07%	6/29/2029	29,625,750	29,057,309	28,840,668	3.5%
Captive Resources Midco, LLC	First Lien Revolving Loan	SOFR +	2.63	%,	0.75	% Floor [8]	10.07%	7/1/2028	—	(40,361)	(58,373)	0.0%
Euclid Transactional, LLC	First Lien Term Loan	SOFR +	6.80	%,	0.75	% Floor [13]	11.23%	10/2/2028	80,000,000	78,492,342	80,800,001	9.9%
Galway Borrower, LLC	First Lien Term Loan	LIBOR +	5.25	%,	0.75	% Floor [10]	9.98%	9/29/2028	64,427,499	63,819,163	63,154,664	7.7%
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	LIBOR +	5.25	%,	0.75	% Floor [8]	9.98%	9/29/2028	—	(11,665)	(11,740)	0.0%
Galway Borrower, LLC	First Lien Revolving Loan	LIBOR +	5.25	%,	0.75	% Floor [8]	9.98%	9/30/2027	—	(41,805)	(80,966)	0.0%
Harrington Reinsurance Holdings Limited	Unsecured Note	N/A					7.25%	6/29/2031	20,000,000	19,643,101	19,886,918	2.4%
NFP Corp. [6]	Unsecured Note	N/A					6.88%	8/15/2028	27,761,417	23,102,618	23,300,157	2.9%
NFP Corp. [6]	Unsecured Note	N/A					7.50%	10/1/2030	2,075,000	2,075,000	1,953,958	0.2%
RSC Acquisition, Inc.	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor 8 13	10.05%	11/1/2026	9,652,457	9,440,968	9,418,311	1.2%
Total Insurance										277,817,527	279,502,152	34.2%
IT Services
Auctane Holdings, LLC	First Lien Term Loan	LIBOR +	5.75	%,	0.75	% Floor [7]	10.13%	10/5/2028	39,700,000	39,010,786	38,531,467	4.7%
Auctane Holdings, LLC	First Lien Term Loan	LIBOR +	5.75	%,	0.75	% Floor [7]	10.13%	10/5/2028	13,026,563	12,799,437	12,643,138	1.5%
Bottomline Technologies, Inc.	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [13]	9.82%	5/14/2029	88,163,653	86,500,958	86,585,525	10.6%
Bottomline Technologies, Inc.	First Lien Revolving Loan	SOFR +	5.50	%,	1.00	% Floor [8]	9.82%	5/15/2028	—	(131,650)	(131,840)	0.0%

Dcert Buyer, Inc. [6]	Second Lien Term Loan	SOFR +	7.00	% [13]			11.70%	2/19/2029	11,660,000	11,513,443	10,692,220	1.3%
Ensono, Inc.	Second Lien Term Loan	LIBOR +	8.00	% [9]			13.15%	5/28/2029	11,250,000	11,149,649	10,461,794	1.3%
Helpsystems Holdings, Inc.	Second Lien Term Loan	SOFR +	6.75	%,	1.00	% Floor [13]	10.94%	11/19/2027	10,000,000	10,000,000	8,954,120	1.1%
Ministry Brands Purchaser, LLC	First Lien Term Loan	LIBOR +	5.50	%,	0.75	% Floor [7]	9.88%	12/28/2028	17,522,952	17,367,401	16,648,917	2.0%
Ministry Brands Purchaser, LLC	First Lien Delayed Draw Term Loan	LIBOR +	5.50	%,	0.75	% Floor [8]	9.88%	12/29/2028	—	(24,322)	(281,805)	0.0%
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	LIBOR +	5.50	%,	0.75	% Floor 7 8	9.88%	12/24/2027	847,458	833,341	762,916	0.1%
Neptune BidCo US Inc.	Second Lien Term Loan	SOFR +	9.75	%,	0.75	% Floor [13]	13.57%	10/11/2029	12,500,000	12,131,165	12,125,000	1.5%
Vision Solutions, Inc.	Second Lien Term Loan	LIBOR +	7.25	%,	0.75	% Floor [10]	11.61%	4/23/2029	30,000,000	29,748,554	24,083,345	2.9%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
Watchguard Technologies, Inc. [6]	First Lien Term Loan	SOFR +	5.25	%,	1.00	% Floor [13]	9.57%	7/5/2029	5,236,875	4,908,425	5,019,545	0.6%
WWEX Uni Topco Holdings, LLC	Second Lien Term Loan	LIBOR +	7.00	%,	0.75	% Floor [10]	11.73%	7/26/2029	20,000,000	19,428,935	18,158,188	2.2%
Total IT Services										255,236,122	244,252,530	29.9%
Professional Services
Accordion Partners LLC	First Lien Term Loan	SOFR +	6.25	%,	1.00	% Floor [13]	10.83%	8/29/2029	23,289,456	22,780,454	22,779,417	2.8%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR +	6.25	% [8]			10.83%	8/29/2029	—	(64,426)	(100,226)	0.0%
Accordion Partners LLC	First Lien Revolving Loan	SOFR +	6.25	% [8]			10.83%	8/31/2028	—	(43,197)	(44,545)	0.0%
Explorer Investor, Inc.	First Lien Term Loan	SOFR +	6.00	%,	0.50	% Floor [13]	10.15%	6/28/2029	23,822,151	22,453,966	22,507,168	2.8%
Explorer Investor, Inc.	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	0.50	% Floor [8]	10.15%	6/28/2024	—	(288,544)	(279,209)	0.0%
IG Investments Holdings	First Lien Term Loan	LIBOR +	6.00	%,	0.75	% Floor [7]	10.38%	9/22/2028	64,130,419	63,038,331	63,105,923	7.7%
IG Investments Holdings	First Lien Term Loan	LIBOR +	6.00	%,	0.75	% Floor [7]	10.38%	9/22/2028	4,949,875	4,906,696	4,870,799	0.6%
IG Investments Holdings	First Lien Revolving Loan	LIBOR +	6.00	%,	0.75	% Floor 7 8	10.38%	9/22/2027	2,023,121	1,943,553	1,942,322	0.2%
Geosyntec Consultants, Inc.	First Lien Term Loan	SOFR +	5.25	%,	0.75	% Floor [13]	9.57%	5/18/2029	10,441,530	10,269,340	10,157,520	1.2%
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	SOFR +	5.25	%,	0.75	% Floor [8]	9.57%	5/18/2024	—	(35,135)	(119,598)	0.0%
Geosyntec Consultants, Inc.	First Lien Revolving Loan	SOFR +	5.25	%,	1.00	% Floor [8]	9.57%	5/18/2027	—	(25,647)	(43,765)	0.0%
MBO Partners, Inc.	First Lien Term Loan	SOFR +	7.75	%,	1.00	% Floor [13]	12.48%	5/23/2028	44,662,500	43,396,705	43,880,906	5.4%
MBO Partners, Inc.	First Lien Delayed Draw Term Loan	SOFR +	7.75	%,	1.00	% Floor 8 13	12.48%	5/23/2028	10,038,889	9,622,276	9,689,772	1.2%
People 2.0, Inc.	First Lien Term Loan	SOFR +	7.50	%,	1.00	% Floor [13]	11.82%	7/12/2028	45,386,250	44,519,435	44,537,527	5.5%
Vaco Holdings	First Lien Term Loan	SOFR +	5.00	%,	0.75	% Floor [13]	9.73%	1/19/2029	5,759,781	5,591,743	5,607,723	0.7%
Williams Martson, LLC	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [13]	10.25%	8/25/2028	15,921,635	15,443,986	15,305,467	1.9%
Williams Martson, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [8]	10.25%	8/26/2024	—	(48,350)	(98,834)	0.0%
Williams Martson, LLC	First Lien Revolving Loan	SOFR +	5.75	%,	1.00	% Floor [8]	10.25%	8/25/2028	—	(63,324)	(86,480)	0.0%
Total Professional Services										243,397,862	243,611,887	29.8%
Real Estate Management & Development
2-10 Holdco, Inc.	First Lien Term Loan	SOFR +	6.00	%,	1.00	% Floor [13]	10.42%	3/26/2026	49,125,000	48,547,918	49,125,000	6.0%
2-10 Holdco, Inc.	First Lien Revolving Loan	SOFR +	6.00	%,	1.00	% Floor [8]	10.42%	3/26/2026	—	(30,561)	—	0.0%
Total Real Estate Management & Development										48,517,357	49,125,000	6.0%
Software
Anaplan, Inc.	First Lien Term Loan	SOFR +	6.50	%,	1.00	% Floor [13]	10.82%	6/21/2029	20,672,334	20,276,632	20,263,022	2.5%
Anaplan, Inc.	First Lien Revolving Loan	SOFR +	6.50	%,	1.00	% Floor [8]	10.82%	6/21/2028	—	(28,184)	(30,611)	0.0%
AxiomSL Group, Inc.	First Lien Term Loan	LIBOR +	6.00	%,	1.00	% Floor [7]	10.13%	12/3/2027	34,716,362	34,141,218	33,792,492	4.1%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
AxiomSL Group, Inc.	First Lien Delayed Draw Term Loan	LIBOR +	6.00	%,	1.00	% Floor [8]	10.13%	12/3/2027	—	(17,712)	(60,512)	0.0%
AxiomSL Group, Inc.	First Lien Revolving Loan	LIBOR +	6.00	%,	1.00	% Floor [8]	10.13%	12/3/2025	—	(33,174)	(66,027)	0.0%
Diligent Corporation	First Lien Term Loan	LIBOR +	5.75	%,	1.00	% Floor [7]	10.13%	8/4/2025	29,475,000	29,283,815	28,138,072	3.4%
Diligent Corporation	First Lien Term Loan	LIBOR +	5.75	%,	1.00	% Floor [7]	10.13%	8/4/2025	9,825,000	9,759,571	9,379,357	1.1%
Diligent Corporation	First Lien Revolving Loan	LIBOR +	6.25	%,	1.00	% Floor 7 8	10.13%	8/4/2025	1,500,000	1,470,044	1,306,250	0.2%
GovDelivery Holdings, LLC	First Lien Term Loan	LIBOR +	6.50	%,	1.00	% Floor [7]	11.14%	1/29/2027	27,241,366	26,733,717	26,182,580	3.2%
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR +	6.00	%,	1.00	% Floor 7 8	10.14%	1/29/2027	33,845,980	33,294,989	31,946,561	3.9%
GovDelivery Holdings, LLC	First Lien Revolving Loan	LIBOR +	6.50	%,	1.00	% Floor 7 8	10.14%	1/29/2027	809,964	785,357	716,147	0.1%
GS Acquisitionco, Inc.	First Lien Term Loan	LIBOR +	5.75	%,	1.00	% Floor [9]	9.92%	5/22/2026	37,131,476	37,038,235	35,714,830	4.4%
Ion Trading Technologies [6]	Unsecured Note	N/A					5.75%	5/15/2028	1,875,000	1,540,000	1,565,156	0.2%
Mandolin Technology Intermediate Holdings, Inc.	Second Lien Term Loan	LIBOR +	6.50	%,	0.50	% Floor [10]	10.91%	7/30/2029	17,500,000	17,337,883	15,935,095	1.9%
Maverick 1 LLC	Second Lien Term Loan	LIBOR +	6.75	%,	0.75	% Floor [10]	11.16%	5/18/2029	9,000,000	8,960,479	8,909,263	1.1%
McAfee Enterprise [6]	First Lien Term Loan	LIBOR +	4.75	%,	0.75	% Floor [10]	9.17%	7/27/2028	5,232,836	4,786,287	4,505,157	0.6%
Orion Advisor Solutions, Inc	Second Lien Term Loan	LIBOR +	8.50	%,	1.00	% Floor [10]	12.91%	9/24/2028	16,500,000	16,380,886	15,409,941	1.9%
RealPage, Inc. [6]	Second Lien Term Loan	LIBOR +	6.50	%,	0.75	% Floor [7]	10.88%	4/23/2029	5,628,559	5,518,941	5,442,113	0.7%
Simplifi Holdings, Inc.	First Lien Term Loan	LIBOR +	5.50	%,	0.75	% Floor [10]	9.25%	10/1/2027	26,837,349	26,389,048	26,445,644	3.2%
Simplifi Holdings, Inc.	First Lien Revolving Loan	LIBOR +	5.50	%,	0.75	% Floor [8]	9.25%	10/1/2026	—	(43,358)	(42,204)	0.0%
Spirit RR Holdings, Inc.	First Lien Term Loan	SOFR +	6.50	%,	1.00	% Floor [13]	11.18%	9/13/2028	14,002,261	13,588,333	13,597,596	1.7%
Spirit RR Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR +	6.50	%,	1.00	% Floor 8 13	11.18%	9/13/2024	3,033,823	2,945,142	2,946,146	0.4%
Spirit RR Holdings, Inc.	First Lien Revolving Loan	SOFR +	6.50	%,	1.00	% Floor [8]	11.18%	9/13/2028	—	(39,899)	(40,467)	0.0%
Syntax Systems Limited	First Lien Term Loan	LIBOR +	5.50	%,	0.75	% Floor [7]	10.13%	10/29/2028	10,706,064	10,613,050	10,235,218	1.3%
Syntax Systems Limited	First Lien Delayed Draw Term Loan	LIBOR +	5.50	%,	0.75	% Floor [8]	10.13%	10/15/2028	—	(24,859)	(130,632)	0.0%
Syntax Systems Limited	First Lien Revolving Loan	LIBOR +	5.50	%,	0.75	% Floor 7 8	10.04%	10/29/2026	792,079	782,190	739,826	0.1%
Tamarack Intermediate LLC	First Lien Revolving Loan	SOFR +	5.75	%,	0.75	% Floor [13]	9.48%	3/13/2028	21,376,953	20,995,023	21,009,270	2.6%
Tamarack Intermediate LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor 8 13	9.48%	3/13/2028	625,000	564,174	564,531	0.1%
Total Software										322,997,828	314,373,814	38.5%
Equity and Warrants—1.7%
Health Care Technology
Imagine Acquisitionco, LLC	Equity	N/A					N/A	N/A	2,000,000	2,000,000	2,103,614	0.3%
Total Health Care Technology										2,000,000	2,103,614	0.3%

					Par			Percentage
	Type of	Reference Rate	Interest		Amount /			of Net
Portfolio Company 1 2 3	Investment	and Spread	Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
Software
GT Polaris Holdings	Equity	N/A	12.50%	N/A	8,804,811	8,645,543	7,821,358	1.0%
Spirit RR Holdings, Inc.	Equity	N/A	N/A	N/A	3,585,975	3,635,318	3,635,318	0.4%
Total Software						12,280,861	11,456,676	1.4%

Warrants– 0.0%
Health Care Providers & Services
Giving Home Health Care	Warrants	N/A	N/A	N/A	2,917	29	—	0.0%
Total Health Care Providers & Services						29	—	0.0%

Total Non-Controlled/Non-Affiliated Investments						$1,717,895,936	$1,688,521,222	206.6%

(1)	All of the Company’s investments are domiciled in the United States except for Harrington Reinsurance Holdings Limited and Syntax Systems Limited, which are domiciled in Bermuda and Canada, respectively.
(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940 except for Harrington Reinsurance Holdings Limited and Syntax Systems Limited.
(4)	Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	Percentage is based on net assets of $817,185,589 as of December 31, 2022.
(6)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(7)	The interest rate on this security is subject to a base rate plus 1 Month “1M“ LIBOR, which at December 31, 2022 was 4.37%.
(8)	This investment has an unfunded commitment as of December 31, 2022. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(9)	The interest rate on this security is subject to a base rate plus 6 Month “6M“ LIBOR, which at December 31, 2022 was 5.14%.
(10)	The interest rate on this security is subject to a base rate plus 3 Month “3M“ LIBOR, which at December 31, 2022 was 4.77%.
(11)	The interest rate on this security is subject to the Alternate Base Rate, which at December 31, 2022 was 7.50%.
(12)	The interest rate on this security is subject to a base rate plus 12 Month “12M“ LIBOR, which at December 31, 2022 was 5.48%.
(13)	The interest rate on this security is subject to the Secured Overnight Financing Rate, which at December 31, 2022 was 4.30%.

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Notes to Consolidated Financial Statements

March 31, 2023

Note 1. Organization

Organization

Stone Point Credit Corporation (the “Company“) was formed as a Delaware limited liability company on September 8, 2020 with the name Stone Point Capital Credit LLC. The Company has elected to be regulated as a business development company (a “BDC“) under the Investment Company Act of 1940, as amended (the “1940 Act“). In connection with its election to be regulated as a BDC, the Company converted to a Delaware corporation, changed its name to Stone Point Credit Corporation, and commenced operations on December 1, 2020. In addition, for tax purposes, Stone Point Credit Corporation has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC“) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code“).

The Company is managed by Stone Point Credit Adviser LLC (the “Adviser“). The Adviser is a Delaware limited liability company that is registered with the Securities Exchange Commission (“SEC“) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act“). Subject to the supervision of the Company’s board of directors (the “Board“), the Adviser manages the day-to-day operations of the Company and provides the Company with investment advisory and management services. The Adviser is an affiliate of Stone Point Capital LLC (“Stone Point Capital“ or together with its credit-focused affiliates, as applicable, “Stone Point Credit“), which is an alternative investment management platform specializing in investments within the global financial services industry and related sectors.

On June 11, 2021, the Company formed SPCC Funding I LLC (the “SPV“), a wholly-owned financing subsidiary, for the purpose of holding pledged investments as collateral under a financing facility.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

Interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP“) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all information and notes required by U.S. GAAP for annual financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2023.

The accompanying consolidated financial statements are prepared in accordance with U.S. GAAP and include the accounts of the Company and the SPV. All intercompany balances and transactions have been eliminated in consolidation. All references made to the “Company,“ “we,“ and “us“ herein include Stone Point Credit Corporation and the consolidated SPV. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC“) Topic 946, Financial Services — Investment Companies. The Company’s fiscal year ends on December 31. The functional currency of the Company is U.S. dollars.

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

Capital calls received in advance

Capital calls received in advance represent amounts received from investors in exchange for shares of common stock (“Common Stock”) with an effective date after period-end and is presented in the Consolidated Statements of Assets and Liabilities as capital calls received in advance.

Organizational and Offering Expenses

Organizational expenses are costs associated with the organization of the Company and are expensed as incurred. Offering expenses are costs associated with the offering of Common Stock of the Company and are capitalized as deferred offering expenses in the Consolidated Statement of Assets and Liabilities. Deferred offering expenses are amortized over a twelve-month period from incurrence.

Income Taxes

The Company has elected to be treated, and intends to qualify annually, as a RIC under the Code. So long as the Company maintains its tax treatment as a RIC, it generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to common stockholders of the Company (“Stockholders“) as dividends. To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of the Company’s “investment company taxable income,“ which is generally the Company’s net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

The Company evaluates tax positions taken or expected to be taken while preparing its financial statements to determine whether the tax positions are “more-likely-than-not“ to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not“ threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted later based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions from inception through March 31, 2023. The Company’s federal and state tax returns for the prior two fiscal years remain open, subject to examination by the Internal Revenue Service and state tax authorities.

Distributions

Distributions to Stockholders are recorded as of the record date. The amount to be paid out as a distribution is determined by the Board.

Dividend Reinvestment Plan

The Company has adopted an “opt out“ dividend reinvestment plan (“DRIP“), under which a Stockholder’s distributions would automatically be reinvested under the DRIP in additional whole and fractional Shares, unless the Stockholder “opts out“ of the DRIP, thereby electing to receive cash dividends.

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

Valuation of Portfolio Securities

In accordance with Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Company’s “Valuation Designee“. The Adviser, with the assistance of the Adviser’s Valuation Committee, subject to oversight by the Board, is responsible for determining the fair value of the Company’s investments in instances where there is no readily available market quotation. Investments for which market quotations are readily available may be priced by independent pricing services. From time to time, the Company retains an external, independent valuation firm to provide data and valuation analyses on the Company’s portfolio companies.

The Company’s investment portfolio is recorded at fair value as determined in good faith in accordance with procedures established by the Board (“Valuation Policy“) and, as a result, there is and will be uncertainty as to the value of the Company’s portfolio investments. Under the 1940 Act, the Company is required to carry its portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with procedures established by the Board. There is not a public market or active secondary market for many of the types of investments in privately held companies that the Company intends to hold and make. The Company’s investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors, if at all. As a result, these investments are valued quarterly at fair value as determined in good faith in accordance with the Valuation Policy approved by the Board.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. During the three months ended March 31, 2023 and three months ended March 31, 2022, the Company recorded $430,489 and $114,485 of realized gains, respectively. During the three months ended March 31, 2023 and three months ended March 31, 2022, the Company recorded $2,827,399 of unrealized appreciation and $3,402,604 of unrealized depreciation, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606“), which requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company follows a five-step model to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, the Company includes variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. Significant judgments are required in the application of the five-step model including; when determining whether performance obligations are satisfied at a point in time or over time; how to allocate transaction prices where multiple performance obligations are identified; when to recognize revenue based on the appropriate measure of the Company’s progress under the contract; and whether constraints on variable consideration should be applied due to uncertain future events.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2023 and December 31, 2022, no investments were on non-accrual status.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. During the three months ended

March 31, 2023 and three months ended March 31, 2022, the Company earned dividend income of $277,634 and $0, respectively, that were included in the Consolidated Statements of Operations as dividend income.

Fee Income

The Company, or its affiliates, may receive fees for capital structuring services. These fees are generally non-recurring and are recognized as fee income by the Company on the investment closing date. During the three months ended March 31, 2023 and three months ended March 31, 2022, the Company did not earn any fee income.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB“) issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),“ which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR“) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),“ which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848),“ which extended the transition period provided under ASU No. 2020-04 and 2021-01 for all entities from December 31, 2022 to December 31, 2024. The Company continues to evaluate the transition of reference rates and is currently evaluating the impact of adopting ASU No. 2020-04, 2021-01 and 2022-06 on the consolidated financial statements.

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820),“ which clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. An entity that qualifies as an investment company under Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. The Company is currently evaluating the impact of adopting ASU No. 2022-03 on the consolidated financial statements.

Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

Subject to the supervision of the Board and pursuant to an investment advisory agreement between the Company and the Adviser (the “Investment Advisory Agreement“), the Adviser manages the day-to-day operations of the Company and provides the Company with investment advisory and management services. Among other things, the Adviser (i) determines the composition and allocation of the Company’s investment portfolio, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments made by the Company; (iii) performs due diligence on prospective portfolio companies; (iv) executes, closes, services and monitors the Company’s investments; (v) determines the securities and other assets that the Company will purchase, retain or sell; (vi) arranges financings and borrowing facilities for the Company and (vii) provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its fund and (viii) to the extent permitted under the 1940 Act and the Advisers Act, on the Company’s behalf, and in coordination with any sub-adviser and any administrator, provides significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance under the 1940 Act, including utilizing appropriate personnel of the Adviser to, among other things, monitor the operations of the Company’s portfolio companies, participate in board and management meetings, consult with and advise officers of portfolio companies and provide other organizational and financial consultation. The Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Adviser is generally free to furnish similar services to other entities so long as its performance under the Investment Advisory Agreement is not adversely affected.

Under the Investment Advisory Agreement, the Company pays the Adviser (i) a base management fee and (ii) an incentive fee as compensation for the investment advisory and management services it provides the Company thereunder.

Base Management Fee

The Company pays to the Adviser an asset-based fee (the “Management Fee“) for management services in an amount equal to an annual rate of 1.30% of the average value of the Company’s gross assets (excluding cash and cash equivalents) for the most recently completed calendar quarter payable quarterly in arrears. The Management Fee for any partial quarter is appropriately prorated based on the actual number of days elapsed during such partial quarter as a fraction of the number of days in the relevant calendar year. For the three months ended March 31, 2023 and three months ended March 31, 2022, the Company incurred management fees of $5,576,243 and $3,848,810, respectively. As of March 31, 2023 and December 31, 2022, the Company recorded base management fees payable of $5,576,243 and $5,548,862, respectively.

Incentive Fee

Beginning on the fourth anniversary of the date on which Stockholders are required to fund their initial drawdown (the “Incentive Commencement Date“), the Company will pay the Adviser an incentive fee (“Incentive Fee“) as set forth below. The Incentive Fee will consist of two parts. The first part (the “Investment Income Incentive Fee“) will be calculated and payable following the Incentive Commencement Date on a quarterly basis, in arrears, and will equal 15% of “pre-incentive fee net investment income“ for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.75% (i.e., 7% annualized) measured on a quarterly basis. For purposes of computing the initial installment of the Investment Income Incentive Fee, if the Incentive Commencement Date does not fall on the first day of a calendar quarter, then the initial payment of the Investment Income Incentive Fee shall be payable for the period that commences on the Incentive Commencement Date through the last day of the first complete calendar quarter immediately following the Incentive Commencement Date and, thereafter, at the end of each subsequent calendar quarter as described above. The second part (the “Capital Gains Incentive Fee“) will be an annual fee that will also commence with the period beginning on the Incentive Commencement Date and will be determined and payable following the Incentive Commencement Date, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 15% of realized capital gains, if any, determined on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees. For the three months ended March 31, 2023 and three months ended March 31, 2022, the Company did not incur any performance-based incentive fees.

Administration Agreement

The Adviser also serves as the administrator of the Company (in such capacity, the “Administrator“). Subject to the supervision of the Board, the Administrator provides the administrative services necessary for the Company to operate and the Company utilizes the Administrator’s office facilities, equipment and recordkeeping services. The Company reimburses the Administrator for all reasonable costs and expenses incurred by the Administrator in providing these services, facilities and personnel, as provided by the administration agreement by and between the Company and the Administrator (the “Administration Agreement“). In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties, and the Company reimburses the expenses of these parties incurred directly and/or paid by the Administrator on the Company’s behalf.

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

For the three months ended March 31, 2023 and three months ended March 31, 2022, the Company incurred $329,000, and $145,118 of administrative overhead expenses that were included in the Consolidated Statements of Operations as professional fees, respectively. As of March 31, 2023 and December 31, 2022, $329,000 and $278,561, respectively, of administrative overhead expenses remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses. For the three months ended March 31, 2022, the Administrator has elected to waive additional charges that would have otherwise been eligible for reimbursement under the terms of the Administration Agreement which are not subject to recoupment.

Sub-Administration and Custodian Fees

On January 22, 2021, the Adviser entered into a sub-administration agreement with U.S. Bank Global Fund Services (the “Sub-Administrator“) under which the Sub-Administrator provides various accounting and other administrative services with respect to the Company. The Company pays the Sub-Administrator fees for services the Administrator determines are commercially reasonable in its sole discretion. The Company also reimburses the Sub-Administrator for all reasonable expenses. To the extent that the Sub-Administrator outsources any of its functions, the Sub-Administrator pays any compensation associated with such functions. The Sub-Administrator also serves as the Company’s custodian (the “Custodian“).

For the three months ended March 31, 2023 and three months ended March 31, 2022, the Company incurred expenses for services provided by the Sub-Administrator and the Custodian of $237,493 and $280,953 on the Consolidated Statements of Operations as professional fees, respectively. As of March 31, 2023 and December 31, 2022, $421,703 and $489,568, respectively, remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

Transfer Agent Fees

The Company has entered into a transfer agent servicing agreement with U.S. Bank Global Fund Services (the “Transfer Agent“). For the three months ended March 31, 2023 and three months ended March 31, 2022, the Company incurred expenses for services provided by the Transfer Agent of $20,000 and $22,890 that were included on the Consolidated Statements of Operations as professional fees, respectively. As of March 31, 2023 and December 31, 2022, $33,658 and $27,316, respectively, remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

Affiliated Broker-Dealer

The Adviser is an affiliate of SPC Capital Markets LLC, a Delaware limited liability company (the “Affiliated Broker-Dealer“), which is registered as a broker-dealer with the SEC and a member of the Financial Industry Regulatory Authority and the Securities Investor Protection Corporation. The Affiliated Broker-Dealer is authorized to engage in the following activities: (i) acting as broker or dealer selling corporate debt securities, (ii) acting as firm commitment underwriter, (iii) acting as real estate syndicator, (iv) investment advisory services (incidental to its role as broker-dealer), including acting as financial advisor to issuers of securities, and participants in mergers, acquisitions, sales, and dispositions of companies, and (v) private placements of securities. The Affiliated Broker Dealer may receive fees from other investors and portfolio companies in which the Company invests but will not collect fees from the Company for its portfolio investments.

To the extent permitted by the 1940 Act, the Affiliated Broker-Dealer may, among other assignments, arrange, structure, and/or place equity and debt securities to be issued by portfolio companies of the Company on a best efforts or firm commitment basis. These placements may from time to time include structuring of offerings, and placement of securities in public offerings of securities issued by portfolio companies of the Company. The Affiliated Broker-Dealer may act as a firm commitment underwriter (co-manager only) in public and private offerings of securities issued by portfolio companies of the Company. In certain limited circumstances, the Company may have a conflict resulting from the foregoing arrangements. When the Affiliated Broker-Dealer serves as underwriter with respect to the securities of a subsidiary of the Company, the Company may be subject to a “lock-up“ period following the offering under applicable regulations or agreements during which time its ability to sell any securities that it continues to hold is restricted. This restriction may prevent the Company from disposing of such securities at an opportune time. To the extent permitted by the 1940 Act, the Company may make investments from time to time in transactions where the Affiliated Broker-Dealer is acting as agent, broker, principal, arranger or syndicate manager or member on the other side of the transaction or for other parties in the transaction. The consent of the Board may be required to enter into certain of the Company’s potential investments and the failure of the Board to grant such consent would prevent the Company from consummating such investments, which could adversely affect the Company.

Co-Investment Exemptive Relief

The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. On June 14, 2022, the SEC granted the Company exemptive relief (the “Order“) that permits the Company to co-invest alongside other funds managed by the Adviser or certain of its affiliates, if, among other things, a “required majority“ (as defined in Section 57(o) of the 1940 Act) of the Company’s Independent Directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and Stockholders and do not involve overreaching in respect of the Company or Stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of Stockholders and is consistent with the Company’s then-current investment objective and strategies. The Order provides that, in connection with any co-investment transaction, the Company may participate in any such co-investment transaction on terms that are same to those applicable to the other funds managed by, or certain entities affiliated with, the Adviser or certain of its affiliates. To the extent an investment by such other fund or entity, as applicable, in an applicable co-investment opportunity is based on favorable terms, the Company will benefit from investing in such co-investment opportunity based on such favorable terms. In addition, the Order provides that, in connection with any such co-investment transaction, the Company will receive its pro rata share of any transaction fees (including break-up, structuring, monitoring or commitment fees but excluding brokerage or underwriting compensation permitted by section 17(e) or 57(k) of the 1940 Act), in respect of such co-investment transaction, based on the Company’s relative share of the amount invested or committed, as applicable, in such transaction.

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

For the three months ended March 31, 2023 and three months ended March 31, 2022, the Company incurred offering costs of $24,995 and $20,057 on the Consolidated Statements of Operations, respectively. For the three months ended March 31, 2023 and three months ended March 31, 2022, the Company did not incur any organizational expenses. As of March 31, 2023 and December 31, 2022, there was no balance payable on the Consolidated Statements of Assets and Liabilities for organizational and offering expenses payable.

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

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of March 31, 2023 and December 31, 2022, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

		March 31, 2023	December 31, 2022
Portfolio Company	Type of Investment	Par	Par
2-10 Holdco, Inc.	First Lien Revolving Loan	$2,777,778	$2,777,778
Accordion Partners LLC	First Lien Delayed Draw Term Loan	2,542,517	4,576,531
Accordion Partners LLC	First Lien Revolving Loan	1,525,510	2,034,014
AmeriLife Group LLC	First Lien Delayed Draw Term Loan	3,515,152	3,515,152
AmeriLife Group LLC	First Lien Revolving Loan	5,272,727	5,272,727
Anaplan, Inc.	First Lien Revolving Loan	1,546,008	1,546,008
AxiomSL Group, Inc.	First Lien Delayed Draw Term Loan	2,273,873	2,273,873
AxiomSL Group, Inc.	First Lien Revolving Loan	2,481,089	2,481,089
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	6,080,000	8,010,000
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	3,000,000	3,000,000
Bottomline Technologies, Inc.	First Lien Revolving Loan	7,365,385	7,365,385
Captive Resources Midco, LLC	First Lien Revolving Loan	2,202,764	2,202,764
CNSI Holdings, LLC	First Lien Revolving Loan	1,440,694	1,440,694
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	—	5,376,426
Diligent Corporation	First Lien Revolving Loan	3,500,000	3,500,000
Elkay LLC	First Lien Revolving Loan	3,611,111	3,611,111
Explorer Investor, Inc.	First Lien Delayed Draw Term Loan	5,058,140	5,058,140
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	18,136,364	—
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	594,253	594,253
Galway Borrower, LLC	First Lien Revolving Loan	3,217,161	4,098,295
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	3,713,999	4,397,000
Geosyntec Consultants, Inc.	First Lien Revolving Loan	1,316,455	1,609,000
GovDelivery Holdings, LLC	First Lien Revolving Loan	1,145,220	1,603,843
GraphPAD Software, LLC	First Lien Delayed Draw Term Loan	11,000,000	11,000,000
GraphPAD Software, LLC	First Lien Revolving Loan	2,500,000	2,500,000
IG Investments Holdings LLC	First Lien Revolving Loan	5,057,803	3,034,682
Imagine Acquisitionco, LLC	First Lien Delayed Draw Term Loan	6,430,868	6,430,868
Imagine Acquisitionco, LLC	First Lien Revolving Loan	4,630,225	4,630,225
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	1,444,444	2,777,778
MBO Partners, Inc.	First Lien Delayed Draw Term Loan	9,910,664	9,910,664
Ministry Brands Purchaser, LLC	First Lien Delayed Draw Term Loan	4,936,370	5,649,718
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	1,271,186	847,458
Mirra-Prime Access Holdings, LLC	First Lien Revolving Loan	1,712,500	1,712,500
Project K BuyerCo, Inc.	First Lien Revolving Loan	7,727,273	7,727,273
RSC Acquisition, Inc.	First Lien Delayed Draw Term Loan	15,562,105	23,325,789
Simplifi Holdings, Inc.	First Lien Revolving Loan	1,445,783	2,891,566
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	1,168,555	1,168,555
SpecialtyCare, Inc.	First Lien Revolving Loan	1,062,323	658,640
Spirit RR Holdings, Inc.	First Lien Revolving Loan	1,400,226	1,400,226
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	2,940,000	4,130,000
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	1,260,000	980,000
Syntax Systems Limited	First Lien Delayed Draw Term Loan	2,970,297	2,970,297
Syntax Systems Limited	First Lien Revolving Loan	396,040	396,040
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	10,058,286	13,698,286
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	2,000,000	2,000,000
Tamarack Intermediate LLC	First Lien Delayed Draw Term Loan	2,935,268	2,890,625
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	7,446,809	7,446,809
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	8,846,154	8,942,308
Williams Martson, LLC	First Lien Delayed Draw Term Loan	2,553,846	2,553,846
Williams Martson, LLC	First Lien Revolving Loan	1,883,462	2,234,615
Total Par		$202,866,687	$210,252,851

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments as of March 31, 2023 and December 31, 2022. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

The credit agreements of the unfunded portfolio company commitments contain customary lending provisions which are subject to the portfolio company’s achievement of certain milestones. In instances where the underlying company experiences material adverse effects that would impact the financial condition or business outlook of the company, there is relief to the Company from funding obligations for previously made commitments. Unfunded portfolio company commitments may expire without being drawn upon, and therefore, do not necessarily represent future cash requirements or future earning assets for the Company. The Company expects to maintain sufficient liquidity in the form of cash, financing capacity and undrawn capital commitments from our investors to cover any outstanding unfunded portfolio company commitments we may be required to fund.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in the Small Business Credit Availability Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of March 31, 2023 and December 31, 2022, the Company’s asset coverage ratios were 190% and 189%, respectively.

The following tables show the Company’s outstanding debt as of March 31, 2023 and December 31, 2022, respectively:

	March 31, 2023
	Aggregate Principal	Outstanding	Amount	Net Carrying
	Committed	Principal	Available	Value
Capital Call Facility	$125,000,000	$56,000,000	$69,000,000	$55,670,144
Revolving Credit Facility	750,000,000	660,000,000	90,000,000	654,724,530
2025 Notes	225,000,000	225,000,000	—	222,864,572
Total	$1,100,000,000	$941,000,000	$159,000,000	$933,259,246

	December 31, 2022
	Aggregate			Net
	Principal	Outstanding	Amount	Carrying
	Committed	Principal	Available	Value
Capital Call Facility	$125,000,000	$5,000,000	$120,000,000	$4,561,000
Revolving Credit Facility	$750,000,000	$684,000,000	$66,000,000	$678,169,958
2025 Notes	$225,000,000	$225,000,000	$—	$222,720,117
Total	$1,100,000,000	$914,000,000	$186,000,000	$905,451,075

Capital Call Facility

Effective as of December 29, 2020 (the “Initial Closing Date“), the Company entered into a revolving credit facility (as amended, the “Capital Call Facility“) by and among, inter alios, the Company as the initial borrower, the lenders from time-to-time party thereto (collectively, the “Lenders“) and Capital One, National Association, as the administrative agent (the “Administrative Agent“), sole lead arranger and a Lender. On December 28, 2021, the Company executed an amendment (the “First Amendment“) to the Capital Call Facility. The First Amendment extended the scheduled maturity date of the loans under the Capital Call Facility from December 29, 2021 to December 28, 2022 in accordance with the maturity extension feature in the Capital Call Facility that allows the Company, under certain circumstances, to extend the scheduled maturity date for one additional term, not to exceed 364 days and makes certain changes to the Capital Call Facility relating to the transition of the benchmark interest rate from LIBOR to a Secured Overnight Financing Rate (“SOFR“) based rate.

On December 27, 2022 (the “Amended Closing Date“), the Company executed a letter agreement (the “Second Amendment“) to amend its Capital Call Facility. The Second Amendment, among other things, reduced the maximum borrowing capacity of the Company under the Capital Call Facility to $125 million from $200 million and changed the applicable margin for advances under the Capital Call Facility to SOFR plus 1.95%. The other material terms of the Capital Call Facility were unchanged.

The Capital Call Facility provides for a maximum commitment of up to $125,000,000 for a period of up to two years (including extension terms) from the Amended Closing Date subject to the terms set forth in the Capital Call Facility. Under the Capital Call Facility, an unused commitment fee at the rate of 0.35% per annum on the unused portion of the commitment of the Lenders is payable by the Company to the Administrative Agent.

The proceeds of the loans under the Capital Call Facility may be used to acquire portfolio investments and such other uses as permitted under the Capital Call Facility. At the Company’s option, the Capital Call Facility will accrue interest at a rate per annum based on (i) a daily simple SOFR plus an applicable margin of 1.95% or (ii) the greatest of (1) the prime rate or (2) the federal funds effective rate plus 0.5% plus an applicable margin of 0.95%.

The maturity date is the earliest of: (a) December 28, 2023; (b) the date upon which the Administrative Agent declares the Company’s obligations under the Capital Call Facility (the “Obligations“) due and payable after the occurrence of an event of default under the Capital Call Facility; (c) 45 days prior to the termination of the Company’s Operative Documents (as defined in the Capital Call Facility); (d) 45 days prior to the date on which the Company’s ability to call capital commitments for the purpose of repaying the Obligations is terminated, and (e) the date upon which the Company terminates the commitments of the Lenders pursuant to Section 3.6 of the Capital Call Facility or otherwise.

The Capital Call Facility includes customary covenants as well as usual and customary events of default for revolving credit facilities of this nature.

As of March 31, 2023 and December 31, 2022, the carrying amount of the Company’s borrowings under the Capital Call Facility approximated its fair value. As of March 31, 2023, and December 31, 2022, unamortized financing costs of $329,856 and $439,000, respectively, are being deferred over the remaining term of the Capital Call Facility. As of March 31, 2023 and December 31, 2022, the Company had an outstanding balance of $56,000,000 and $5,000,000, respectively. The Capital Call Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $55,670,144 as of March 31, 2023 and $4,561,000 as of December 31, 2022. The following table shows additional information about the interest and financing costs related to the Capital Call Facility for the three months ended March 31, 2023 and three months ended March 31, 2022:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2023	2022
Interest expense related to the Capital Call Facility	$288,881	$571,733
Financing expenses related to the Capital Call Facility	109,144	135,604
Total interest and financing expenses related to the Capital Call Facility	$398,025	$707,337

Revolving Credit Facility

On June 28, 2021, the SPV entered into a senior secured revolving credit facility (as amended, the “Revolving Credit Facility“) with JPMorgan Chase Bank, National Association (“JPM“). JPM serves as administrative agent and lender, U.S. Bank, National Association, serves as collateral agent, securities intermediary and collateral administrator, and Stone Point Credit Adviser LLC serves as portfolio manager under the Revolving Credit Facility.

Advances under the Revolving Credit Facility bear interest at a per annum rate equal to: (a) for advances denominated in USD, the three-month LIBOR, (b) for advances denominated in CAD, the average rate applicable to CAD bankers’ acceptances for a three-month period, (c) for advances denominated in GBP, the daily simple Sterling Overnight Index Average for each day, (d) for advances denominated in AUD, the three-month average bid reference rate administered by the Australian Financial Markets Association for Australian dollar bills, and (e) for advances denominated in Euros, the three-month Euro interbank offered rate, in each case, in effect, plus the applicable margin of 2.45% per annum (or, for advances denominated in GBP, 2.5693% per annum). The SPV paid and will pay, as applicable, a commitment fee of (x) initially, to but excluding September 28, 2021, 0.25% per annum, (y) from and including September 28, 2021 to but excluding the first anniversary of the Revolving Credit Facility, 0.50% per annum, and (z) from and including the first anniversary of the Revolving Credit Facility, 0.60% per annum, in each case, on the average daily unused amount of the financing commitments until the third anniversary of the Revolving Credit Facility.

On October 15, 2021, the SPV executed a letter agreement (the “Amendment“) to amend the Revolving Credit Facility. The Amendment increases the maximum borrowing capacity of the SPV under the Revolving Credit Facility between the SPV and JPM to $500 million from $250 million in accordance with the accordion feature in the Revolving Credit Facility that allows the SPV, under certain circumstances, to increase the size of the Revolving Credit Facility to an amount not to exceed $750 million in aggregate. The other material terms of the Revolving Credit Facility were unchanged. All amounts outstanding under the Revolving Credit Facility must be repaid by June 28, 2026.

On January 28, 2022, the SPV executed a letter agreement (the “Second Amendment“) to amend the Revolving Credit Facility. The Second Amendment increases the maximum borrowing capacity of the SPV under the Revolving Credit Facility by $250 million (the “Commitment Increase“) to an aggregate of $750 million from its previous $500 million borrowing capacity. The Second Amendment also (a) adds an accordion feature in the Revolving Credit Facility that allows the SPV, under certain circumstances, to increase the size of the Revolving Credit Facility by an additional $250 million (the “Accordion“) to an amount not to exceed $1 billion in the aggregate and (b) establishes a new tranche consisting of the Commitment Increase and the Accordion, whereby any new advances made under such tranche bear interest at a per annum rate equal to Term SOFR for a three-month tenor in effect, plus the applicable margin of 2.55% per annum.

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

As of March 31, 2023 and December 31, 2022, the carrying amount of the Company’s borrowings under the Revolving Credit Facility approximated its fair value. As of March 31, 2023 and December 31, 2022, unamortized financing costs of $5,275,470 and $5,830,043, respectively, are being deferred over the remaining term of the Revolving Credit Facility. As of March 31, 2023 and December 31, 2022, the Revolving Credit Facility had an outstanding balance of $660,000,000 and $684,000,000, respectively. The Revolving Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $654,724,530 as of March 31, 2023 and $678,169,958 as of December 31, 2022. The following table shows additional information about the interest and financing costs related to the Revolving Credit Facility for the three months ended March 31, 2023 and three months ended March 31, 2022:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2023	2022
Interest expenses related to the Revolving Credit Facility	$12,086,615	$3,838,333
Financing expenses related to the Revolving Credit Facility	554,573	367,984
Total interest and financing expenses related to the Revolving Credit Facility	$12,641,188	$4,206,317

2025 Notes

On May 19, 2022, the Company entered into a Note Purchase Agreement (the “NPA“) governing the issuance of $225 million in aggregate principal amount of senior unsecured notes due May 19, 2025 (the “2025 Notes“) to qualified institutional investors in a private placement. $150 million of the 2025 Notes were delivered and paid for on May 19, 2022, and $75 million of the 2025 Notes were delivered and paid for on August 18, 2022.

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

As of March 31, 2023 and December 31, 2022, the carrying amount of the Company’s borrowings under the 2025 Notes approximated its fair value. As of March 31, 2023 and December 31, 2022, unamortized debt issuance costs of $2,135,428 and

$2,279,883, respectively, are being deferred over the remaining term of the 2025 Notes. As of March 31, 2023 and December 31, 2022, the 2025 Notes had an outstanding balance of $225,000,000 and $225,000,000, respectively. The 2025 Notes are presented in the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $222,864,571 as of March 31, 2023 and $222,720,117 as of December 31, 2022. The following table shows additional information about the interest and financing costs related to the 2025 Notes for the three months ended March 31, 2023 and three months ended March 31, 2022:

	Three Months	Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022
Interest expense related to the 2025 Notes	$3,279,375	$—
Financing expenses related to the 2025 Notes	244,455	—
Total interest and financing expenses related to the 2025 Notes	$3,523,830	$—

Note 7. Net Assets

Unregistered Sales of Equity Securities

Since inception, the Company has completed the following issuances of Common Stock:

	Number of Common	Aggregate
Common Stock Issuance Date	Stock Issued	Offering Price
March 29, 2023	980,749	$18,906,100
March 27, 2023(1)	229,681	4,427,602
December 30, 2022	2,467,892	48,500,000
December 27, 2022(1)	186,283	3,666,375
September 28, 2022	5,000,901	99,900,000
September 26, 2022(1)	138,540	2,767,536
June 29, 2022	2,498,950	50,000,000
June 27, 2022(1)	100,633	2,013,490
March 29, 2022	1,986,561	40,000,000
March 25, 2022	2,734,196	55,000,000
March 24, 2022(1)	87,065	1,751,362
December 22, 2021(1)	44,706	898,396
December 9, 2021	10,296,137	210,000,000
September 24, 2021	3,783,388	75,000,000
September 23, 2021(1)	17,842	353,695
August 25, 2021(1)	13,540	271,305
June 18, 2021	5,025,757	100,000,000
March 30, 2021	3,687,064	71,877,447
February 26, 2021	1,429,493	28,121,553
February 4, 2021	1,545,776	30,000,000
December 24, 2020	744,307	14,886,136
December 21, 2020	505,693	10,113,864
November 17, 2020	50	1,000
Total	43,505,203	$868,455,861

(1)	Shares were issued to Stockholders participating in the Company’s DRIP.

The sales of Common Stock were made pursuant to subscription agreements entered into by the Company and its investors. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten business days’ prior notice to the funding date.

Each of the sales of Common Stock is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act“), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company has not engaged in general solicitation or advertising with regard to the issuance and sale of the Common Stock and has not offered securities to the public in connection with such issuance and sale. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act.

Distributions

For the three months ended March 31, 2023 and March 31, 2022, the Company declared the following distributions.

		Distribution Rate	Distribution
Record Date	Payment Date	per Share	Paid
March 24, 2023	March 27, 2023	$0.600	$25,376,864
March 23, 2022	March 24, 2022	$0.425	$11,514,845

Note 8. Investments

The following table presents the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2023 and December 31, 2022.

	March 31, 2023			December 31, 2022
			Percent of			Percent of
	Amortized	Fair	Total Portfolio		Fair	Total Portfolio
Investments:	Cost	Value	at Fair Value	Amortized Cost	Value	at Fair Value
First Lien Loans	$1,485,617,408	$1,471,633,300	84.0%	$1,425,048,682	$1,412,214,024	83.6%
Second Lien Loans	193,906,461	182,003,376	10.4	193,720,645	178,146,384	10.6
Unsecured Notes	84,872,640	84,498,676	4.8	84,845,719	84,600,524	5.0
Equity and Warrants	14,560,633	14,274,475	0.8	14,280,890	13,560,290	0.8
Total Investments	$1,778,957,142	$1,752,409,827	100.0%	$1,717,895,936	$1,688,521,222	100.0%

The geographic composition of investments based on fair value as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
U.S.	98.2%	98.2%
Non-U.S.	1.8	1.8
Total	100.0%	100.0%

The industry composition of investments based on fair value as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
Capital Markets	5.3%	5.6%
Diversified Consumer Services	0.7	0.7
Financial Services	8.7	8.5
Health Care Providers & Services	10.5	10.7
Health Care Technology	6.6	6.8
Insurance	18.4	16.6
IT Services	14.1	14.5
Professional Services	14.1	14.4
Real Estate Management & Development	2.7	2.9
Software	18.9	19.3
Total	100.0%	100.0%

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

The following table presents the fair value hierarchy as of March 31, 2023.

	Fair Value Hierarchy as of March 31, 2023
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$28,734,607	$1,442,898,693	$1,471,633,300
Second Lien Loans	—	18,545,239	163,458,137	182,003,376
Unsecured Notes	—	53,199,727	31,298,949	84,498,676
Equity	—	—	14,274,475	14,274,475
Total	$—	$100,479,573	$1,651,930,254	$1,752,409,827

The following table presents the fair value hierarchy as of December 31, 2022.

	Fair Value Hierarchy as of December 31, 2022
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$20,517,763	$1,391,696,261	$1,412,214,024
Second Lien Loans	—	28,831,405	149,314,979	178,146,384
Unsecured Notes	—	53,274,979	31,325,545	84,600,524
Equity	—	—	13,560,290	13,560,290
Total	$—	$102,624,147	$1,585,897,075	$1,688,521,222

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2023 and three months ended March 31, 2022:

	First Lien	Second Lien	Unsecured
Three Months Ended March 31, 2023	Loans	Loans	Notes	Equity	Total
Fair value, beginning of period	$1,391,696,261	$149,314,979	$31,325,545	$13,560,290	$1,585,897,075
Purchases of investments, net	65,473,594	—	323,959	275,150	66,072,703
Proceeds from sales and principal payments, net	(9,292,952)	—	—	—	(9,292,952)
Realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized appreciation/(depreciation)	(1,007,976)	3,337,403	(387,529)	434,443	2,376,341
Net accretion of discount and amortization of investments	1,637,489	113,535	36,974	4,592	1,792,590
Transfers into (out of) Level 3	(5,607,723)	10,692,220	—	—	5,084,497
Fair value, end of period	$1,442,898,693	$163,458,137	$31,298,949	$14,274,475	$1,651,930,254

	First Lien	Second Lien	Unsecured
Three Months Ended March 31, 2022	Loans	Loans	Notes	Equity		Total
Fair value, beginning of period	$1,011,839,638	$102,084,353	$20,000,000	$		$1,135,923,991
Purchases of investments, net	62,027,515	1,000,000	11,562,500		—	74,590,015
Proceeds from sales and principal payments, net	(19,337,612)	(5,000)	—		—	(19,342,612)
Realized gain (loss) on investments	114,485	—	—		—	114,485
Net change in unrealized appreciation/(depreciation)	(2,888,261)	(101,934)	(9,903)		—	(3,000,098)
Net accretion of discount and amortization of investments	1,038,676	54,568	9,903		—	1,103,147
Transfers into (out of) Level 3	(5,334,098)	9,980,000	—		—	4,645,902
Fair value, end of period	$1,047,460,343	$113,011,987	$31,562,500		$2,000,000	$1,194,034,830

During the three months ended March 31, 2023, there was 1 transfer into Level 3 from Level 2 because of a decrease in observable inputs. During the three months ended March  31, 2022, there was 1 transfer into level 3 from Level 2 because of a decrease in observable inputs. During the three months ended March 31, 2023, there was 1 transfer into Level 2 from Level 3 because of an increase in observable inputs. During the three months ended March 31, 2022, there was 1 transfer into Level 2 from Level 3 because of an increase in observable inputs.

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company at the three months ended March 31, 2023 and three months ended March 31, 2022.

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
Net Change in Unrealized Appreciation (Depreciation)	2023	2022
First Lien Loans	$(1,007,976)	$(2,888,261)
Second Lien Loans	3,337,403	(101,934)
Unsecured Notes	(387,529)	(9,903)
Equity	434,443	—
Total	$2,376,341	$(3,000,098)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2023. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	March 31, 2023
Type of Investment	Fair Value	Valuation technique	Unobservable input	Range (weighted average)
First Lien Loans	$503,345,489	Discounted Cash Flow	Discount Rate	9.2% - 14.6% (10.5%)
First Lien Loans	939,553,204	Market Transaction	Market Transaction	93.4% - 100.0% (98.2%)
Second Lien Loan	163,458,137	Market Transaction	Market Transaction	85.8% - 98.9% (92.1%)
Unsecured Notes	19,886,918	Discounted Cash Flow	Discount Rate	10.7% - 10.7% (10.7%)
Unsecured Notes	11,412,031	Market Transaction	Market Transaction	86.9% - 86.9% (86.9%)
Equity	2,323,703	Enterprise Value Analysis	EBITDA Multiple	23.0x
Equity	11,950,772	Market Transaction	Market Transaction	0.0% - 101.4% (94.6%)
Total	$1,651,930,254

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

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260“), basic and diluted net increase in net assets resulting from operations per share of Common Stock is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. The methodology for the weighted average number of shares outstanding during the period utilizes the weighted average number of shares from December 31, 2022 through March 31, 2023. Other potentially dilutive shares of Common Stock, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2023 and December 31, 2022, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of Common Stock for the three months ended March 31, 2023 and three months ended March 31, 2022:

	Three Months	Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Net increase in net assets resulting from operations	$28,698,146	$8,485,821
Weighted average shares of Common Stock outstanding—basic and diluted	42,340,255	27,380,370
Basic and diluted net increase in net assets resulting from operations per share of Common Stock	$0.68	$0.31

Note 11. Taxes

The Company has elected to be treated and intends to qualify annually as a RIC, to distribute substantially all of its income and to comply with the other requirements of the Code applicable to RICs. Accordingly, no provision for federal taxes is required. In addition, by distributing during each calendar year substantially all of its net investment income, net realized capital gains and certain other amounts, if any, the Company intends not to be subject to a material federal excise tax. The Company did not have any liabilities for uncertain tax positions or unrecognized tax benefits as of March 31, 2023.

As of March 31, 2023 and December 31, 2022, the tax cost of the Company’s investments approximates its amortized cost.

Note 12. Financial Highlights

The following per share of Common Stock data has been derived from information provided in the financial statements. The following is a schedule of financial highlights for the three months ended March 31, 2023 and the three months ended March 31, 2022:

	Three Months	Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Per share of Common Stock operating performance:
Net asset value, beginning of year/period	$19.32	$20.14
Results of operations:
Net investment income [1]	0.60	0.43
Net realized gains (losses) and unrealized appreciation (depreciation) [2]	0.08	(0.10)
Net increase (decrease) in net assets resulting from operations	0.68	0.33

Distributions to Common Stockholders
Distributions from net income	(0.60)	(0.43)
Net decrease in net assets resulting from distributions	(0.60)	(0.43)
Net asset value, end of year/period	$19.40	$20.04

Shares outstanding, end of year/period	43,505,203	31,901,575
Ratio/Supplemental data:
Net assets, end of year/period	$843,840,573	$639,291,697
Weighted average shares outstanding	42,340,255	27,380,370
Total return [3]	3.54%	1.61%
Portfolio turnover	1.29%	1.63%
Ratio of operating expenses to average net assets [4]	11.56%	6.79%
Ratio of net investment income (loss) to average net assets [4]	12.43%	8.07%

1	The per share of Common Stock data was derived by using weighted average shares outstanding.
2	The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year/period does not agree with the change in the aggregate appreciation and depreciation in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
3	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share. Total return is not annualized and does not include a sales load.
4	The ratios reflect an annualized amount. Non-recurring expenses were not annualized. During the three months ended March 31, 2023 and three months ended March 31, 2022, the Company incurred $24,995 and $20,057 of Organizational and Offering Expenses, respectively, which were deemed to be non-recurring.

Note 13. Equity

For the three months ended March 31, 2023, the Company issued 1,210,430 shares of Common Stock at an average price of $19.28 through private placement offerings resulting in gross proceeds to the Company of $23.3 million. For the three months ended March 31, 2022, the Company issued 4,807,822 shares of Common Stock at an average price of $20.12 through private placement offerings resulting in gross proceeds to the Company of $96.8 million. The Company had 43,505,203 shares outstanding as of March 31, 2023 and 42,294,773 shares outstanding as of December 31, 2022. As of March 31, 2023, the Company has received capital commitments totaling $1,179 million, of which, $326 million remains unfunded. As of December 31, 2022, the Company had received capital commitments totaling $1,152 million, of which, $319 million remained unfunded.

Note 14. Subsequent Events

Management has evaluated subsequent events and transactions for potential recognition and/or disclosure through the date the financial statements were issued. Except as set forth below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2023.

Pursuant to a capital drawdown notice to its investors, the Company issued and sold 56,599 shares of Common Stock, on April 3, 2023 for an aggregate offering price of $1,093,900.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Unless indicated otherwise, the “Company,“ “we,“ “us,“ and “our“ refer to Stone Point Credit Corporation, and the “Adviser“ refers to Stone Point Credit Adviser LLC, an affiliate of Stone Point Capital LLC (“Stone Point Capital“) (together with the Adviser and their other affiliates, collectively, “Stone Point“).

Overview

We were incorporated under the laws of the State of Delaware on September 8, 2020. The Company has elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act“) and has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC“) for federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,“ source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

As of March 31, 2023, the Company has called equity capital in the amount of $853.4 million. See “Subscriptions and Drawdowns“ under “Financial Condition, Liquidity and Capital Resources“ below for further details. Management anticipates calling additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to private placements (“Private Offering“) of the Company’s common stock (“Common Stock“).

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

The Company generally expects to invest in middle market companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,“ between $30 million and $250 million annually. Typical middle market senior loans may be issued by middle market companies in the context of leveraged buyouts, acquisitions, debt refinancings, recapitalizations, and other similar transactions. Notwithstanding the foregoing, the Adviser may determine whether companies qualify as “middle market“ in its sole discretion, and the Company may from time to time invest in larger or smaller companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. The Company’s target credit investments typically have maturities between 3 and 6 years and generally range in size between $20 million and $100 million. The investment size will vary with the size of the Company’s capital base. The Company has adopted a non-fundamental policy to invest, under normal market conditions, at least 75% of the value of its total assets (measured at the time of each such investment taking into account certain initial assumptions regarding the expected amount of total assets of the Company once fully invested) in portfolio companies that are in the financial services, business services, software and technology or healthcare services sectors. The remaining 25% of the value of the Company’s total assets (measured at the time of each such investment taking into account certain initial assumptions regarding the expected amount of total assets of the Company once fully invested) may be invested across a wide range of sectors (although the Company expects to avoid businesses which at the time of the Company’s investment participate in certain sectors such as payday lending, pawn shops, automobile title and tax refund anticipation loans, credit repair services, strip mining, drug paraphernalia, marijuana related businesses, tax evasion gaming and pornography).

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

Disciplined Underwriting Process. The Adviser seeks investment opportunities that it believes are attractive using a rigorous “top-down“ and “bottom-up“ process. The Adviser regularly evaluates and selects sectors on which to focus based on an investment thesis (top-down approach) and designates a team of investment professionals to identify leading companies and managers in these sectors (bottom-up approach). For more than 70 identified sectors of the financial services industry, this process includes:

●	Firm-wide discussions to prioritize the identified sectors;
●	Dedicating small teams of investment professionals to study these sectors;
●	Interaction with industry experts and attendance at key industry conferences; and
●	Proactive outbound calling efforts and meetings with private equity sponsors and management teams.

The Adviser employs a “triangulation“ approach in evaluating the quality of a credit, focused on borrower characteristics, loan structure and quality of sponsorship. The Adviser generally seeks to invest in companies that are led by experienced management teams, have market-leading positions and high barriers to entry, and generate predictable free cash flow across market cycles. In structuring a loan, the Adviser generally focuses on determining appropriate leverage levels (with a significant focus on adjustments and free cash flow), ensuring sufficient minimum sponsor equity and seeking to mitigate downside risk through structural protections. Finally, the Adviser seeks to invest in companies with strong financial sponsor ownership, focused on underwriting a sponsor’s ability to support the borrower.

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

Ability to Leverage Stone Point’s Experienced Investment Team. The Adviser intends to utilize Stone Point Capital’s significant resources and expertise throughout the life cycle of each investment to support the Stone Point Credit Investment Team’s Credit Activities. On an as-needed basis, the Stone Point Capital Private Equity Team contributes a portion of its time, effort and expertise to support Credit Activities. Stone Point Capital has a long, successful record of making investments and managing businesses in the financial services industry. Stone Point Capital has raised nine private equity funds with an investment track record of over 25 years and a focus on investments in companies in the global financial services industry and related sectors. Stone Point Capital and its affiliates have invested in 26 asset management platforms over 15 years and Stone Point believes that its experience investing in and building businesses across a variety of credit strategies, positions the Company for success in the direct lending middle market. The Stone Point Credit Investment Team is responsible for making all investment and disposition recommendations to the Adviser’s investment committee (the “Investment Committee”). The Investment Committee makes all investment and disposition decisions, subject to Board oversight. As of March 31, 2023, the Investment Team is comprised of more than 85 investment professionals, operating partners and senior advisors who bring to Stone Point considerable experience with Stone Point and/or from other leading private equity, private debt, investment banking, financial services, corporate law, and accounting firms. A majority of the Investment Team is focused on the private equity markets; however, Stone Point intends to continue to expand the Stone Point Credit Investment Team to support the ongoing growth of the Company and expansion of the Credit Activities. As of March 31, 2023, the Stone Point Credit Investment Team was comprised of more than 15 dedicated investment professionals1.

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

●	Mr. Bronner is the President of the Company, a Managing Director of Stone Point, and a member of the Investment Committee, Allocation Committee and Valuation Committee of the Adviser. Prior to joining the Firm in 2009, he was in the Private Equity Division at Lehman Brothers Inc.
●	Mr. Carey is a Managing Director of Stone Point, a member of the Investment Committees of the Adviser and the Trident Funds, and a member of the Allocation Committee of the Adviser. Prior to joining the Firm in 1997, he was in the Financial Institutions Investment Banking Group at Merrill Lynch & Co. and prior to that time was an attorney with Kelley Drye & Warren LLP.
●	Mr. Rosenzweig is a Managing Director of Stone Point and a member of the Investment Committee and Valuation Committee of the Adviser. Prior to joining the Firm in 2006, he was in the Financial Institutions Investment Banking Group at UBS Investment Bank.
●	Mr. Wermuth is the Chairman of the Company, a Managing Director and the General Counsel of Stone Point, a member of the Investment Committees of the Adviser and the Trident Funds, and a member of the Allocation Committee and Valuation Committee of the Adviser. Prior to joining the Firm in 1999, he was an attorney specializing in mergers and acquisitions at Cleary, Gottlieb, Steen & Hamilton LLP and prior to that time an auditor for KPMG Peat Marwick.
●	Mr. Zerbib is a Managing Director of Stone Point, a member of the Investment Committees of the Adviser and the Trident Funds, and a member of the Valuation Committee of the Adviser. Prior to joining the Firm in 1998, he was in the Financial Institutions Group at Goldman Sachs.

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

1	Includes two employees whose focus is shared across Stone Point Credit and Stone Point Capital.
2	From the Commencement of Operations through February 28, 2022, the Investment Committee for the Adviser was comprised of James D. Carey, Charles A. Davis, Stephen Friedman, David J. Wermuth and Nicolas D. Zerbib. Effective March 1, 2022, Scott J. Bronner and Eric L. Rosenzweig joined the Investment Committee and Charles A. Davis and Stephen Friedman have each assumed an advisory role to the Investment Committee.

The following table sets forth the experience of the Adviser’s Investment Committee.

	Years in
	Financial	Years at
The Adviser’s Investment Committee	Services	Stone Point
Scott J. Bronner, Managing Director
Member of the Investment Committee	16	14
James D. Carey, Managing Director
Member of the Investment Committee	29	26
Eric L. Rosenzweig, Managing Director
Member of the Investment Committee	18	16
David J. Wermuth, Managing Director, General Counsel
Member of the Investment Committee	26	23
Nicolas D. Zerbib, Managing Director
Member of the Investment Committee	27	24

Key Components of Operations

Investments

Our level of investment activity can and will vary substantially from period to period depending on many factors, including the amount of debt available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the type of investments we make.

As a BDC, the Company must invest at least 70% of its assets in “qualifying assets,“ which may include investments in “eligible portfolio companies.“ Under the relevant SEC rules, the term “eligible portfolio company“ includes all U.S. private operating companies and small U.S. public operating companies with a market capitalization of less than $250 million.

As a BDC, we may also invest up to 30% of our portfolio opportunistically in “non-qualifying“ portfolio investments, such as investments in non-U.S. companies.

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

Expenses

The Company’s day-to-day investment operations are managed by the Adviser, and services necessary for the Company’s business, including the origination and administration of its investment portfolio, are provided by individuals who are employees of the Adviser, Administrator, and Sub-Administrator, pursuant to the terms of the Investment Advisory Agreement, the Administration Agreement, and Sub-Administration Agreement. The Company will reimburse the Administrator for its allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement, including its allocable portion of the cost of certain of the Company’s officers and their respective staff, and the Adviser for certain expenses under the Investment Advisory Agreement. The Company bears its allocable portion of the compensation paid by Stone Point to the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staff (based on a percentage of time such individuals devote, on an estimated basis, to the Company’s business affairs). The Company bears all other costs and expenses of the Company’s operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) the Company’s allocable portion of overhead and other expenses incurred by Administrator in performing its administrative obligations under the Administration Agreement, (iii) fees for services rendered by the Sub-Administrator that the Administrator determines are commercially reasonable; and (iv) all other expenses of its operations and transactions including, without limitation, those relating to:

●	the cost of calculating the Company’s net asset value, including the cost of any third-party valuation services;
●	the cost of effecting sales and repurchases of shares of the Common Stock and other securities, including, as otherwise noted below, in connection with the Private Offering;
●	fees payable to third parties relating to making investments, including the Adviser’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;
●	interest expense and other costs associated with the Company’s indebtedness;
●	transfer agent, dividend reinvestment plan administrator, sub-administrator and custodial fees;
●	out-of-pocket fees and expenses associated with marketing efforts;
●	federal and state registration fees and any stock exchange listing fees;
●	U.S. federal, state and local taxes;

●	Independent Directors’ fees and expenses;
●	brokerage commissions and markups;
●	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;
●	direct costs, such as printing, mailing, long distance telephone and staff;
●	fees and expenses associated with independent audits and outside legal costs;
●	costs associated with the Company’s reporting and compliance obligations U.S. federal and state securities laws, including, the Securities Act of 1933, as amended (the “Securities Act“), the Securities Exchange Act of 1934, as amended (the “Exchange Act“) and the 1940 Act; and
●	other expenses incurred by the Administrator or the Company in connection with administering the Company’s business, including payments under the Administration Agreement that will be based upon the Company’s allocable portion (subject to the review and approval of the Board) of overhead.

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

The Company has entered into credit facilities to partially fund the Company’s operations, and may incur costs and expenses including commitment, origination, legal and/or structuring fees and the related interest costs associated with any amounts borrowed. See “Financing Facilities“ under “Financial Condition, Liquidity and Capital Resources“ below for further details.

The Company has had little operating history and therefore this statement concerning additional expenses is necessarily an estimate and may not match the Company’s actual results of operations in the future.

Leverage

The amount of leverage that the Company employs will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in the Small Business Credit Availability Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of March 31, 2023 and December 31, 2022, the Company’s asset coverage ratio was 190% and 189%, respectively.

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets or capital commitments as collateral to financing facilities.

Financial and Operating Highlights

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2023	2022
Total investment income	$49,125,522	$21,714,784
Total expenses	23,685,264	9,940,844
Net investment income (loss)	25,440,258	11,773,940
Total net realized gains (losses)	430,489	114,485
Total net change in unrealized appreciation (depreciation)	2,827,399	(3,402,604)

Net increase (decrease) in net assets resulting from operations	$28,698,146	$8,485,821

Per share information - basic and diluted:
Net investment income (loss)	$0.60	$0.43
Net increase (decrease) in net assets resulting from operations	$0.68	$0.31
Distributions declared per share	$0.60	$0.43

	As of	As of
	March 31,	December 31,
Consolidated balance sheet data	2023	2022
Cash and cash equivalents	$43,933,840	$33,791,187
Investments at fair value	1,752,409,827	1,688,521,222
Total assets	1,813,527,173	1,744,124,451
Total debt (net of unamortized debt issuance costs)	708,259,246	682,730,958
Total liabilities	969,686,600	926,938,862
Total net assets	$843,840,573	$817,185,589
Net asset value per share	$19.40	$19.32
Other data:
Number of portfolio companies	69	66
Distributions declared per share	0.60	1.89
Total return based on net asset value [1]	3.54%	5.35%

1	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share, assuming reinvestment of any distributions during the period. Total return is not annualized and does not include a sales load.

Portfolio and Investment Activity

Our investment activity for the three months ended March 31, 2023 is presented below (information presented herein is at par value unless otherwise indicated).

Three Months Ended
March 31, 2023
New investment commitments:
Total new investment commitments	$75,398,500
Principal amount of investments funded:
First lien loans	$76,755,061
Second lien loans	—
Unsecured notes	6,262,500
Total principal amount of investments funded	$83,017,561
Principal amount of investments sold or repaid:
First lien loans	16,421,113
Second lien loans	—
Unsecured loans	6,733,270
Total principal amount of investments sold or repaid	$23,154,383
Number of new investment commitments in new portfolio companies	3
Average new investment commitment amount in new portfolio companies	$20,165,333
Percentage of new debt investment commitments at floating rates	91.7%
Percentage of new debt investment commitments at fixed rates	8.3%
Weighted average yield to maturity on funded debt and other income producing investments to new portfolio companies during the period[1]	12.7%
Weighted average yield to maturity on debt and other income producing securities sold or repaid in full during the period	11.0%

1	Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees or present value adjustments.

As of March 31, 2023, the Company had 135 debt investments in 68 portfolio companies with an aggregate fair value of $1,738.1 million. As of December 31, 2022, the Company had 135 debt investments in 66 portfolio companies with an aggregate value of $1,675.0 million.

As of March 31, 2023 and December 31, 2022, the Company’s investments consisted of the following:

	March 31, 2023			December 31, 2022
			Percent of			Percent of
	Amortized	Fair	Total Portfolio	Amortized	Fair	Total Portfolio
Investments:	Cost	Value	at Fair Value	Cost	Value	at Fair Value
First Lien Loans	$1,485,617,408	$1,471,633,300	84.0%	$1,425,048,682	$1,412,214,024	83.6%
Second Lien Loans	193,906,461	182,003,376	10.4%	193,720,645	178,146,384	10.6%
Unsecured Notes	84,872,640	84,498,676	4.8%	84,845,719	84,600,524	5.0%
Equity	14,560,633	14,274,475	0.8%	14,280,890	13,560,290	0.8%
Total Investments	$1,778,957,142	$1,752,409,827	100.0%	$1,717,895,936	$1,688,521,222	100.0%

The industry composition of investments based on fair value as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
Capital Markets	5.3%	5.6%
Diversified Consumer Services	0.7	0.7
Financial Services	8.7	8.5
Health Care Providers & Services	10.5	10.7
Health Care Technology	6.6	6.8
Insurance	18.4	16.6
IT Services	14.1	14.5
Professional Services	14.1	14.4
Real Estate Management & Development	2.7	2.9
Software	18.9	19.3
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
U.S.	98.2%	98.2%
Non-U.S.	1.8	1.8
Total	100.0%	100.0%

The following table presents certain selected information regarding our investment portfolio as of March 31, 2023 and December 31, 2022:

	As of		As of
	March 31, 2023		December 31, 2022
Number of portfolio companies	69		66
Weighted Average EBITDA (based on par)	$191	million	$186	million
Percentage of performing debt bearing a floating rate	94.9%		94.7%
Percentage of performing debt bearing a fixed rate	5.1%		5.3%
Weighted average yield to maturity on funded debt and other income producing investments[1]	11.7%		11.1%

1	Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees or present value adjustments.

The following table presents the maturity schedule of our debt investments based on fair value as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
		Percentage		Percentage
Maturity Year	Fair Value	of Portfolio	Fair Value	of Portfolio
2023	$(231,165)	0.0%	$—	—%
2024	11,920,454	0.7	15,146,311	0.9
2025	39,947,403	2.3	39,540,046	2.4
2026	163,745,566	9.4	160,230,268	9.6
2027	407,413,986	23.4	403,461,929	24.1
2028	639,733,406	36.8	598,245,358	35.7
2029	431,933,118	24.9	419,976,828	25.0
2030	23,785,666	1.4	18,473,274	1.1
2031	19,886,918	1.1	19,886,918	1.2
Total	$1,738,135,352	100.0%	$1,674,960,932	100.0%

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

The following table shows the composition of our portfolio investments on the Adviser’s internal performance rating scale:

	March 31, 2023		December 31, 2022
		Percentage		Percentage
Investment Rating	Fair Value	of Portfolio	Fair Value	of Portfolio
1	$125,482,418	7.2%	$126,349,419	7.5%
2	1,550,582,803	88.5	1,509,838,451	89.4
3	76,344,606	4.3	52,333,352	3.1
4
5
Total	$1,752,409,827	100.0%	$1,688,521,222	100.0%

The following table presents the amortized cost of our performing and non-accrual investments as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Amortized		Amortized
	Cost	Percentage	Cost	Percentage
Performing	$1,764,396,509	100.0%	$1,703,615,046	100.0%
Non-accrual	—	—	—	—
Total	$1,764,396,509	100.0%	$1,703,615,046	100.0%

The following table presents the fair value of our performing and non-accrual investments as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,738,135,352	100.0%	$1,674,960,932	100.0%
Non-accrual	—	—	—	—
Total	$1,738,135,352	100.0%	$1,674,960,932	100.0%

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

Results of Operations

The following table presents the operating results for the three months ended March 31, 2023 and three months ended March 31, 2022:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2023	2022
Total investment income	$49,125,522	$21,714,784
Less: total expenses	23,685,264	9,940,844
Net investment income (loss)	25,440,258	11,773,940
Total net realized gains (losses)	430,489	114,485
Net change in unrealized appreciation (depreciation) on investments	2,827,399	(3,402,604)
Net increase (decrease) in net assets resulting from operations	$28,698,146	$8,485,821

Investment Income

Total investment income was $49,125,522 and $21,714,784 for the three months ended March 31, 2023 and three months ended March 31, 2022, respectively. Total investment income consisted of interest income from investments, interest from cash and cash equivalents and fee income.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2023	2022
Interest income from investments	$48,847,593	$21,714,585
Dividend income from investments	277,634	—
Interest from cash and cash equivalents	295	199
Total investment income	$49,125,522	$21,714,784

Expenses

Operating expenses for the three months ended March 31, 2023 and three months ended March 31, 2022 were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2023	2022
Base management fees	$5,576,243	$3,848,810
Interest and credit facility fees	16,563,043	4,913,654
Offering costs	24,995	20,057
Professional fees	1,413,851	1,062,431
Directors fees	91,875	91,875
Insurance expenses	15,257	4,017
Total expenses	$23,685,264	$9,940,844

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

For the three months ended March 31, 2023 and three months ended March 31, 2022, the Company incurred $329,000 and $145,118 of administrative overhead expenses, respectively. For the three months ended March 31, 2023 and three months ended March 31, 2022, the Administrator has elected to waive additional charges that would have otherwise been eligible for reimbursement under the terms of the Administration Agreement which are not subject to recoupment.

Income Taxes, Including Excise Taxes

We have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code“), and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our Stockholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our Stockholders, which generally relieve us from corporate-level U.S. federal income taxes.

Net Realized Gains (Losses) and Unrealized Appreciation (Depreciation) on Investments

The following table summarizes our net realized gains (losses) and unrealized appreciation (depreciation) for the three months ended March 31, 2023 and three months ended March 31, 2022:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2023	2022
Net realized gains (losses) and unrealized appreciation (depreciation) on investments
Total net realized gains (losses)	$430,489	$114,485
Total net change in unrealized appreciation (depreciation)	2,827,399	(3,402,604)

Net realized gains (losses) and unrealized appreciation (depreciation) on investments	$3,257,888	$(3,288,119)

For the three months ended March 31, 2023 and three months ended March 31, 2022, we had net realized gains on investments of $0.4 and $0.1 million, respectively.

The Adviser determines the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. During the three months ended March 31, 2023 and three months ended March 31, 2022, we had net unrealized appreciation on our investment portfolio of $2.8 and net unrealized depreciation on our investment portfolio of $3.4 million, respectively.

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

Since inception, the Company has completed the following share issuances:

	Number of Common
Common Stock Issuance Date	Stock Issued	Aggregate Offering Price
March 29, 2023	980,749	$18,906,100
March 27, 2023(1)	229,681	4,427,602
December 30, 2022	2,467,892	48,500,000
December 27, 2022(1)	186,283	3,666,375
September 28, 2022	5,000,901	99,900,000
September 26, 2022(1)	138,540	2,767,536
June 29, 2022	2,498,950	50,000,000
June 27, 2022(1)	100,633	2,013,490
March 29, 2022	1,986,561	40,000,000
March 25, 2022	2,734,196	55,000,000
March 24, 2022(1)	87,065	1,751,362
December 22, 2021(1)	44,706	898,396
December 9, 2021	10,296,137	210,000,000
September 24, 2021	3,783,388	75,000,000
September 23, 2021(1)	17,842	353,695
August 25, 2021(1)	13,540	271,305
June 18, 2021	5,025,757	100,000,000
March 30, 2021	3,687,064	71,877,447
February 26, 2021	1,429,493	28,121,553
February 4, 2021	1,545,776	30,000,000
December 24, 2020	744,307	14,886,136
December 21, 2020	505,693	10,113,864
November 17, 2020	50	1,000
Total	43,505,203	$868,455,861

(1)	Shares were issued to Stockholders participating in the Company’s DRIP.

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

Debt

Financing Facilities

	March 31, 2023
	AggregatePrincipal	Outstanding	Amount	Net Carrying
	Committed	Principal	Available	Value
Capital Call Facility	$125,000,000	$56,000,000	$69,000,000	$55,670,144
Revolving Credit Facility	750,000,000	660,000,000	90,000,000	654,724,530
2025 Notes	225,000,000	225,000,000	—	222,864,572
Total	$1,100,000,000	$941,000,000	$159,000,000	$933,259,246

	December 31, 2022
	Aggregate Principal	Outstanding	Amount	Net Carrying
	Committed	Principal	Available	Value
Capital Call Facility	$125,000,000	$5,000,000	$120,000,000	$4,561,000
Revolving Credit Facility	$750,000,000	$684,000,000	$66,000,000	$678,169,958
2025 Notes	$225,000,000	$225,000,000	$—	$222,720,117
Total	$1,100,000,000	$914,000,000	$186,000,000	$905,451,075

Liquidity

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023	December 31, 2022
Cash and cash equivalents	$43,933,840	$33,791,187
Unused borrowing capacity	159,000,000	186,000,000
Unfunded portfolio company commitments	(202,866,687)	(210,252,851)
Undrawn capital commitments	326,199,056	318,611,256
Total operational liquidity	$326,266,209	$328,149,592

Distributions

For the three months ended March 31, 2023 and 2022, the Company declared the following distributions:

	Payment	Distribution Rate	Annualized Distribution
Record Date	Date	per Share	Rate[1]	Distribution Paid
March 24, 2023	March 27, 2023	0.600	12.6%	25,376,864
March 23, 2022	March 24, 2022	0.425	8.5%	11,514,845

1	Annualized distribution yield is calculated as annualized quarterly declared distribution divided by weighted average net asset value over the period. Weighted average net asset value is based on the net asset value at the beginning of the quarter plus capital called and distributions reinvested during the quarter.

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

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of March 31, 2023 and December 31, 2022, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

		March 31, 2023	December 31, 2022
Portfolio Company	Type of Investment	Par	Par
2-10 Holdco, Inc.	First Lien Revolving Loan	$2,777,778	$2,777,778
Accordion Partners LLC	First Lien Delayed Draw Term Loan	2,542,517	4,576,531
Accordion Partners LLC	First Lien Revolving Loan	1,525,510	2,034,014
AmeriLife Group LLC	First Lien Delayed Draw Term Loan	3,515,152	3,515,152
AmeriLife Group LLC	First Lien Revolving Loan	5,272,727	5,272,727
Anaplan, Inc.	First Lien Revolving Loan	1,546,008	1,546,008
AxiomSL Group, Inc.	First Lien Delayed Draw Term Loan	2,273,873	2,273,873
AxiomSL Group, Inc.	First Lien Revolving Loan	2,481,089	2,481,089
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	6,080,000	8,010,000
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	3,000,000	3,000,000
Bottomline Technologies, Inc.	First Lien Revolving Loan	7,365,385	7,365,385
Captive Resources Midco, LLC	First Lien Revolving Loan	2,202,764	2,202,764
CNSI Holdings, LLC	First Lien Revolving Loan	1,440,694	1,440,694
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	—	5,376,426
Diligent Corporation	First Lien Revolving Loan	3,500,000	3,500,000
Elkay LLC	First Lien Revolving Loan	3,611,111	3,611,111
Explorer Investor, Inc.	First Lien Delayed Draw Term Loan	5,058,140	5,058,140
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	18,136,364	—
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	594,253	594,253
Galway Borrower, LLC	First Lien Revolving Loan	3,217,161	4,098,295
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	3,713,999	4,397,000
Geosyntec Consultants, Inc.	First Lien Revolving Loan	1,316,455	1,609,000
GovDelivery Holdings, LLC	First Lien Revolving Loan	1,145,220	1,603,843
GraphPAD Software, LLC	First Lien Delayed Draw Term Loan	11,000,000	11,000,000
GraphPAD Software, LLC	First Lien Revolving Loan	2,500,000	2,500,000
IG Investments Holdings LLC	First Lien Revolving Loan	5,057,803	3,034,682
Imagine Acquisitionco, LLC	First Lien Delayed Draw Term Loan	6,430,868	6,430,868
Imagine Acquisitionco, LLC	First Lien Revolving Loan	4,630,225	4,630,225
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	1,444,444	2,777,778
MBO Partners, Inc.	First Lien Delayed Draw Term Loan	9,910,664	9,910,664
Ministry Brands Purchaser, LLC	First Lien Delayed Draw Term Loan	4,936,370	5,649,718
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	1,271,186	847,458
Mirra-Prime Access Holdings, LLC	First Lien Revolving Loan	1,712,500	1,712,500
Project K BuyerCo, Inc.	First Lien Revolving Loan	7,727,273	7,727,273
RSC Acquisition, Inc.	First Lien Delayed Draw Term Loan	15,562,105	23,325,789
Simplifi Holdings, Inc.	First Lien Revolving Loan	1,445,783	2,891,566
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	1,168,555	1,168,555
SpecialtyCare, Inc.	First Lien Revolving Loan	1,062,323	658,640
Spirit RR Holdings, Inc.	First Lien Revolving Loan	1,400,226	1,400,226
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	2,940,000	4,130,000
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	1,260,000	980,000
Syntax Systems Limited	First Lien Delayed Draw Term Loan	2,970,297	2,970,297
Syntax Systems Limited	First Lien Revolving Loan	396,040	396,040
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	10,058,286	13,698,286
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	2,000,000	2,000,000
Tamarack Intermediate LLC	First Lien Delayed Draw Term Loan	2,935,268	2,890,625
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	7,446,809	7,446,809
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	8,846,154	8,942,308
Williams Martson, LLC	First Lien Delayed Draw Term Loan	2,553,846	2,553,846
Williams Martson, LLC	First Lien Revolving Loan	1,883,462	2,234,615
Total Par		$202,866,687	$210,252,851

The Company expects to maintain sufficient liquidity in the form of cash, financing capacity and undrawn capital commitments from our investors to cover any outstanding unfunded portfolio company commitments we may be required to fund.

Investor Commitments

As of March 31, 2023, the Company had received capital commitments totaling $1,179 million, of which, $326 million remained unfunded. As of December 31, 2022, the Company had received capital commitments totaling $1,152 million, of which, $319 million remained unfunded.

Contractual Obligations

Our payment obligations for repayment of debt, which total our contractual obligations on March 31, 2023, include $56 million of financing under the Capital Call Facility maturing in less than one year and $660 million of financing under the Revolving Credit Facility maturing in three to five years, and $225 million of financing under the 2025 Notes maturing in one to three years.

	Payments Due by Period
		Less Than	1 – 3	3 – 5	More Than
	Total	1 Year	Years	Years	5 Years
Capital Call Facility	$56,000,000	$56,000,000	$—	$—	$—
Revolving Credit Facility	660,000,000	—	—	660,000,000	—
2025 Notes	225,000,000	—	225,000,000	—	—
Total Contractual Obligations	$941,000,000	$56,000,000	$225,000,000	$660,000,000	$—

Hedging

In connection with certain portfolio investments, the Company may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while the Company may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors may result in a poorer overall performance for the Company than if it had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions through the three months ended March 31, 2023.

Critical Accounting Policies

This discussion of the Company’s operating plan is based upon the Company’s financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP“). The preparation of these financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, the Company describes its critical accounting policies in the notes to the Company’s financial statements.

Valuation of Investments

The Board has designated the Adviser as the Company’s “Valuation Designee“ under Rule 2a-5 under the 1940 Act. The Adviser, with the assistance of the Adviser’s Valuation Committee, subject to oversight by the Board, determines the value of the Company’s investments in accordance with fair value accounting guidance promulgated under U.S. GAAP, which establishes a hierarchical disclosure framework which ranks the observability inputs used in measuring financial instruments at fair value. See the Notes to Financial Statements for a description of the hierarchy for fair value measurements and a description of the Company’s valuation procedures.

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

Revenue Recognition

The Company records interest income on an accrual basis to the extent that the Company expects to collect such amounts. Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. The Company does not accrue as a receivable interest on loans and debt securities for accounting purposes if the Company has reason to doubt the Company’s ability to collect such interest. Original issue discounts, market discounts or premiums are accreted or amortized over the life of the respective security using the effective interest method as interest income. The Company records prepayment premiums on loans and debt securities as interest income.

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

U.S. Federal Income Taxes

The Company has elected to be treated, and intends to qualify annually, to be taxed as a RIC under Subchapter M of the Code. As a RIC, the Company generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to shareholders. To qualify as a RIC, the Company must maintain an election under the 1940 Act to be regulated as a BDC, meet specified source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes generally of an amount at least equal to 90% of the Company’s “investment company taxable income,“ which is generally the Company’s net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid. See “Note 11. Taxes.”

Item 3.Quantitative and Qualitative Disclosures about Market Risk

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

As of March 31, 2023, 94.9% of our debt investments based on fair value were at floating rates. Our credit facilities, including our Capital Call Facility and Revolving Credit Facility, also bear interest at floating rates.

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2023, the following table shows the approximate annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors and assuming no changes in our investment portfolio and borrowing structure):

	Change in
			Net Investment
Basis point change	Interest Income (1)	Interest Expense	Income (Loss)
300	$51,534,021	$(21,480,000)	$30,054,021
200	34,346,241	(14,320,000)	20,026,241
100	17,158,462	(7,160,000)	10,025,462
(100)	(17,148,689)	7,160,000	(9,988,689)
(200)	(34,297,378)	14,320,000	(19,977,378)
(300)	(51,446,066)	21,480,000	(29,966,066)

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts, subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments. We did not engage in interest rate hedging activities during the three months ended March 31, 2023.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023 (the end of the period covered by this report), our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A.    Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 30, 2023, except as provided below.

Potential Failures in the Financial Services Industry

The Company’s cash and the Adviser’s cash is held in accounts controlled by U.S. banking institutions that we believe are of high quality. Cash held by the Company, its portfolio companies and the Adviser in interest-bearing and non-interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, the Company, its portfolio companies and the Adviser could lose a portion or all of those amounts held in excess of such FDIC insurance limitations. Additionally, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to liquidity problems throughout the market, which could adversely affect the Company’s, its portfolio companies’ and the Adviser’s business, financial condition, results of operations, or prospects. For example, on March 10, 2023, the California Department of Financial Protection and Innovation closed Silicon Valley Bank and appointed the FDIC as receiver. Similarly, on March 12, 2023, the New York State Department of Financial Services closed Signature Bank and appointed the FDIC as receiver.

Although the Company and the Adviser assess the Company’s and its portfolio companies’ banking relationships as believed necessary or appropriate, the Company’s, its portfolio companies’ and the Adviser’s access to funding sources and other credit arrangements in amounts adequate to finance or capitalize its respective current and projected future business operations could be significantly impaired by factors that affect the Company, its portfolio companies or the Adviser or the financial institutions with which the Company, its portfolio companies or the Adviser have arrangements directly or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which the Company, its portfolio companies or the Adviser have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher costs or interest rates and tighter financial and operating covenants, or systemic limitations on access to liquidity sources or credit, thereby making it more difficult for the Company, its portfolio companies or the Adviser to acquire financing on generally acceptable terms or at all.

LIBOR

LIBOR, the London Interbank Offered Rate, is the basic rate of interest historically used in lending transactions between banks on the London interbank market and has been widely used as a reference for setting the interest rate on loans globally. We generally expect to use an alternative reference rate as the reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using the alternative reference rate. The terms of our debt investments generally include minimum interest rate floors which are calculated based on the applicable alternative reference rate.

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

The elimination of LIBOR, the adoption of one or more alternative reference rates such as SOFR or any other changes or reforms to the determination or supervision of LIBOR or any of these alternative reference rates could have an adverse impact on the market for or value of any securities, loans, and other financial obligations or extensions of credit held by or due to the Company linked to any such reference rate or on the Company’s overall financial condition or results of operations. In addition, the Company may need to renegotiate any credit agreements extending beyond 2021 with portfolio companies that utilize LIBOR as a factor in determining the interest rate that may be in place at such time, in order to replace LIBOR with an alternative reference rate, which may have an adverse effect on the Company’s overall financial condition or results of operations. Following the replacement of LIBOR or as a result of using any alternative reference rate, some or all of the agreements governing the Company’s debt investments in place at such time may bear interest a lower interest rate than would have otherwise been in effect had the use of LIBOR continued, which could have an adverse impact on the Company’s results of operations. Moreover, the Company may need to renegotiate certain terms of its credit facilities in place at such time. If the Company is unable to do so, amounts drawn under the Company’s credit facilities may bear interest at a higher rate, which would increase the cost of the Company’s borrowings and, in turn, affect the Company’s results of operations.

Alteration of the terms of a debt instrument or a modification of the terms of other types of contracts to replace LIBOR or another interbank offered rate (“IBOR”) with a new reference rate could result in a taxable exchange and the realization of income and gain/loss for U.S. federal income tax purposes. The IRS has issued regulations regarding the tax consequences of the transition from IBOR to a new reference rate in debt instruments and non-debt contracts. Under the regulations, alteration or modification of the terms of a debt instrument to replace an operative rate that uses a discontinued IBOR with a qualified rate (as defined in the regulations) including true up payments equalizing the fair market value of contracts before and after such IBOR transition, to add a qualified rate as a fallback rate to a contract whose operative rate uses a discontinued IBOR or to replace a fallback rate that uses a discontinued IBOR with a qualified rate would not be taxable. The IRS may provide additional guidance, with potential retroactive effect.

Recent Developments

Pursuant to a capital drawdown notice to our investors, we issued and sold 56,599 shares of our Common Stock, on April 3, 2023 for an aggregate offering price of $1,093,900.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosure

Not applicable.

Item 5.Other Information

None

Item 6.Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stone Point Credit Corporation

Date: May 12, 2023	By:	/s/ Scott J. Bronner
Name: Scott J. Bronner
Title: Principal Executive Officer

Date: May 12, 2023	By:	/s/ Gene Basov
Name: Gene Basov
Title: Principal Financial Officer