Form 10-Q
period 2023-06-30
Stone Point Credit Corp
filed 2023-08-11
CIK 1825384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2023

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

The issuer had 44,941,013 shares of Common Stock, $0.001 par value per share, outstanding as of August 11, 2023.

Stone Point Credit Corporation

Form 10-Q for the Quarter Ended June 30, 2023

Item 1.Financial Statements

Stone Point Credit Corporation

Consolidated Statements of Assets and Liabilities

	June 30, 2023
	(Unaudited)	December 31, 2022
Assets:
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $1,879,454,502 and $1,717,895,936, respectively)	$1,851,075,132	$1,688,521,222
Cash and cash equivalents	45,327,783	33,791,187
Interest receivable	18,003,195	19,132,554
Unsettled trades receivable	6,721,638	470,520
Paydown receivable	977,183	1,713,709
Deferred offering expenses	54,014	52,286
Prepaid expenses and other assets	42,086	442,973
Total assets	$1,922,201,031	$1,744,124,451

Liabilities:
Revolving credit facilities payable (net of deferred financing costs of $5,096,123 and $6,269,042, respectively) (Note 6)	$783,903,877	$682,730,958
2025 Notes payable (net of debt issuance costs of $1,873,292 and $2,279,883, respectively) (Note 6)	223,126,708	222,720,117
Unsettled trades payable	20,543,450	1,543,754
Base management fees payable (Note 3)	5,909,273	5,548,862
Accounts payable and accrued expenses	2,782,731	2,381,877
Interest and financing fees payable	14,979,043	12,013,294
Total liabilities	$1,051,245,082	$926,938,862

Commitments and contingencies (Note 5)	$—	$—
Net Assets:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2023 and December 31, 2022	$—	$—
Common Stock, $0.001 par value, 250,000,000 shares authorized, 44,941,013 and 42,294,773 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	44,941	42,295
Paid in capital in excess of par	895,171,989	844,066,477
Distributable (accumulated) earnings (losses)	(24,260,981)	(26,923,183)
Total net assets	870,955,949	817,185,589
Total liabilities and net assets	$1,922,201,031	$1,744,124,451
Net asset value per share of Common Stock	$19.38	$19.32

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Operations

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2023	June 30, 2023	June 30, 2022	June 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Investment income:
Interest income from non-controlled/non-affiliated investments	$53,443,913	$102,291,506	$26,740,595	$48,455,180
Dividend income from non-controlled/non-affiliated investments	535,486	813,120	—	—
Interest income from cash and cash equivalents	309	604	456	655
Total interest income	53,979,708	103,105,230	26,741,051	48,455,835

Fee income	487,500	487,500	—	—
Total fee income	487,500	487,500	—	—
Total investment income	$54,467,208	$103,592,730	$26,741,051	$48,455,835

Operating expenses:
Base management fees (Note 3)	$5,909,274	$11,485,517	$4,382,884	$8,231,694
Interest and financing fees (Note 6)	18,183,938	34,746,981	7,489,207	12,402,861
Offering costs (Note 4)	27,629	52,624	24,301	44,358
Professional fees	1,615,198	3,029,049	1,238,035	2,300,466
Directors fees	91,875	183,750	91,875	183,750
Insurance expense	15,585	30,842	34,338	38,355
Total expenses	25,843,499	49,528,763	13,260,640	23,201,484
Net investment income (loss)	$28,623,709	$54,063,967	$13,480,411	$25,254,351
Net realized gains (losses) and unrealized appreciation (depreciation) on investments:
Net realized gains (losses):
Non-controlled/non-affiliated investments	$428,818	$859,307	$211,719	$326,204
Total net realized gains (losses)	$428,818	$859,307	$211,719	$326,204
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$(1,832,055)	$995,344	$(2,707,581)	$(6,110,185)
Total net change in unrealized appreciation (depreciation)	$(1,832,055)	$995,344	$(2,707,581)	$(6,110,185)
Net increase (decrease) in net assets resulting from operations	$27,220,472	$55,918,618	$10,984,549	$19,470,370

Per share information - basic and diluted:
Net investment income (loss)	$0.66	$1.26	$0.42	$0.85
Net increase (decrease) in net assets resulting from operations	$0.62	$1.30	$0.34	$0.66
Weighted average shares outstanding	43,610,950	42,979,098	31,960,920	29,683,299

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Changes in Net Assets

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2023	June 30, 2023	June 30, 2022	June 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$28,623,709	$54,063,967	$13,480,411	$25,254,351
Total net realized gains (losses)	428,818	859,307	211,719	326,204
Total net change in unrealized appreciation (depreciation)	(1,832,055)	995,344	(2,707,581)	(6,110,185)
Net increase (decrease) in net assets resulting from operations	27,220,472	55,918,618	10,984,549	19,470,370

Decrease in net assets resulting from Stockholder distributions:
Shares distributed pursuant to dividend reinvestment plan	(4,880,557)	(9,308,159)	(2,013,490)	(3,764,852)
Distributions to Stockholders from earnings	(22,998,996)	(43,948,258)	(10,906,648)	(20,670,131)
Net decrease in net assets resulting from Stockholder distributions	(27,879,553)	(53,256,417)	(12,920,138)	(24,434,983)

Increase in net assets resulting from capital share transactions:
Issuance of Common Stock pursuant to dividend reinvestment plan	4,880,557	9,308,159	2,013,490	3,764,852
Issuance of shares of Common Stock	22,893,900	41,800,000	50,000,000	145,000,000
Net increase in net assets resulting from capital share transactions	27,774,457	51,108,159	52,013,490	148,764,852

Total increase in net assets	27,115,376	53,770,360	50,077,901	143,800,239
Net assets, beginning of period	843,840,573	817,185,589	639,291,697	545,569,359
Net assets, end of period	$870,955,949	$870,955,949	$689,369,598	$689,369,598
Net asset value per share	$19.38	$19.38	$19.98	$19.98
Common Stock outstanding at the end of the period	44,941,013	44,941,013	34,501,158	34,501,158

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Cash Flows

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$55,918,618	$19,470,370
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Total net change in unrealized (appreciation) depreciation	(995,344)	6,110,185
Total net realized (gains) losses	(859,307)	(326,204)
Amortization and accretion of premiums and discounts	(4,043,924)	(2,856,490)
Purchases of investments, net	(209,774,200)	(398,562,783)
Sales of investments, net	53,118,865	99,271,695
Changes in operating assets and liabilities:
Interest receivable	1,129,359	(5,394,646)
Unsettled trades receivable	(6,251,118)	—
Paydown receivable	736,526	(1,265,765)
Deferred offering expenses	(1,728)	(15,532)
Prepaid expenses and other assets	400,887	(135,215)
Base management fees payable	360,411	1,563,615
Organizational and offering expenses payable	—	(41,057)
Accounts payable and accrued expenses	400,854	(456,340)
Interest and financing fees payable	2,965,749	3,719,318
Unsettled trades payable	18,999,696	28,018,320
Net cash used in operating activities	(87,894,656)	(250,900,529)

Cash flows from financing activities:
Borrowings under revolving credit facilities	191,000,000	543,500,000
Payments on revolving credit facilities	(91,000,000)	(525,000,000)
Deferred financing costs	6,450,226	(1,461,104)
Borrowings under 2025 Notes	—	150,000,000
Debt issuances costs	(4,870,716)	(2,711,831)
Distributions paid in cash	(43,948,258)	(20,670,131)
Proceeds from issuance of shares of Common Stock	41,800,000	145,000,000
Net cash provided by financing activities	99,431,252	288,656,934

Net increase (decrease) in cash and cash equivalents	11,536,596	37,756,405
Cash and cash equivalents, beginning of period	33,791,187	15,096,474
Cash and cash equivalents, end of period	$45,327,783	$52,852,879

Supplemental and Non-Cash Information
Cash paid during the period for interest	$23,530,605	$7,515,043
Reinvestment of distributions during the period	$9,308,159	$3,764,852

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of June 30, 2023 (Unaudited)

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
Non-Controlled/Non-Affiliated Investments
Debt Investments – 209.6%
Capital Markets
Project K BuyerCo, Inc.	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [12]	11.36%	12/10/2027	76,113,636	$74,920,372	$76,136,470	8.7%
Project K BuyerCo, Inc.	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [8]	11.36%	12/10/2027	—	(114,481)	2,318	0.0%
Project K BuyerCo, Inc.	Unsecured Note	N/A					10.00%	12/10/2028	13,472,080	12,662,936	11,773,251	1.4%
Resolute Investment Managers, Inc.	First Lien Revolving Loan	LIBOR +	4.25	%,	1.00	% Floor [10]	9.79%	4/30/2024	5,214,557	5,197,951	4,876,133	0.6%
Resolute Investment Managers, Inc.	Second Lien Term Loan	LIBOR +	8.00	%,	1.00	% Floor [10]	13.27%	4/30/2025	846,853	845,141	227,804	0.0%
Total Capital Markets										93,511,919	93,015,976	10.7%

Diversified Consumer Services
Harbor Purchaser Inc.	Second Lien Term Loan	SOFR +	8.50	%,	0.50	% Floor [12]	13.60%	4/8/2030	12,500,000	12,274,842	11,747,500	1.3%
Total Diversified Consumer Services										12,274,842	11,747,500	1.3%

Financial Services
Advisor Group Holdings, Inc. [6]	Unsecured Note	N/A					10.75%	8/1/2027	9,692,830	9,638,822	9,765,526	1.1%
Beacon Pointe Harmony, LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [12]	10.85%	12/29/2028	28,637,500	28,164,757	28,179,111	3.2%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor [12]	10.85%	12/29/2028	11,231,125	11,063,404	11,051,353	1.3%
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	SOFR +	5.75	%,	0.75	% Floor [8]	10.85%	12/29/2027	—	(44,966)	(48,020)	0.0%
Edelman Financial Center [6]	Second Lien Term Loan	LIBOR +	6.75	% [7]			11.94%	7/20/2026	14,042,404	13,082,493	13,605,334	1.6%
GC Two Intermediate Holdings, Inc. [6]	Unsecured Note	N/A					7.50%	4/1/2029	16,874,737	14,518,996	14,554,461	1.7%
Ivy Hill Asset Management, L.P.	Unsecured Note	N/A					9.00%	6/29/2028	4,300,000	4,300,000	4,300,000	0.5%
Midcap Financial [6]	Unsecured Note	N/A					5.63%	1/15/2030	4,447,729	3,555,947	3,521,267	0.4%
Millennium Trust Co., LLC [6]	First Lien Term Loan	SOFR +	4.75	%,	0.75	% Floor [12]	9.95%	3/27/2026	3,948,454	3,852,819	3,892,938	0.4%
More Cowbell I LLC	First Lien Term Loan	LIBOR +	6.25	%,	1.00	% Floor [9]	11.29%	4/10/2028	11,960,452	11,652,842	11,960,452	1.4%
More Cowbell I LLC	First Lien Delayed Draw Term Loan	LIBOR +	6.25	% [9]			11.38%	4/10/2028	12,052,048	11,665,722	12,052,048	1.4%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.25	%,	1.00	% Floor [12]	11.63%	10/4/2027	22,076,705	21,924,030	21,871,391	2.5%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.25	%,	1.00	% Floor [12]	11.63%	10/4/2027	2,467,500	2,436,136	2,444,552	0.3%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.25	%,	1.00	% Floor [12]	11.00%	10/4/2027	2,472,708	2,405,205	2,449,712	0.3%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.25	%,	1.00	% Floor 8 12	11.00%	10/4/2027	18,357,226	18,323,507	18,115,760	2.1%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	LIBOR +	6.25	%,	1.00	% Floor [8]	11.00%	10/4/2027	—	(1,346)	(4,650)	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	SOFR +	6.25	%,	1.00	% Floor [8]	11.00%	10/4/2027	—	—	(13,950)	0.0%
TA/WEG Intermediate Holdings, LLC	Unsecured Note	N/A					15.00%	5/26/2033	11,000,000	10,672,951	10,670,000	1.2%
Total Financial Services										167,211,319	168,367,285	19.3%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
Health Care Providers & Services
Belmont Buyer, Inc.	First Lien Term Loan	SOFR +	6.50	%,	1.00	% Floor [12]	11.71%	6/21/2029	18,459,302	17,906,775	17,905,523	2.1%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR +	6.50	%,	1.00	% Floor [8] [12]	11.71%	6/21/2029	—	(65,113)	(130,814)	0.0%
Belmont Buyer, Inc.	First Lien Revolving Loan	SOFR +	6.50	%,	1.00	% Floor [8] [12]	11.58%	6/21/2029	237,645	172,537	172,238	0.0%
CNSI Holdings, LLC	First Lien Term Loan	SOFR +	6.50	%,	0.50	% Floor [12]	11.39%	12/15/2028	15,083,509	14,593,976	14,612,904	1.7%
CNSI Holdings, LLC	First Lien Revolving Loan	SOFR +	6.50	%,	0.50	% Floor [8]	11.39%	12/17/2027	—	(44,597)	(44,950)	0.0%
CORA Health Holdings Corp.	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [12]	11.16%	6/15/2027	14,192,674	14,040,815	12,158,394	1.4%
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [12]	11.16%	6/15/2027	239,116	237,844	204,843	0.0%
Covertrus, LLC [6]	First Lien Term Loan	SOFR +	5.00	%,	0.50	% Floor [12]	10.24%	10/12/2029	993,510	903,602	927,690	0.1%
Giving Home Health Care	Second Lien Term Loan	N/A					12.50%	2/18/2028	4,500,000	4,425,388	4,439,700	0.5%
MB2 Dental Solutions, LLC	First Lien Term Loan	SOFR +	6.00	%,	1.00	% Floor [12]	11.20%	1/29/2027	10,784,565	10,622,221	10,370,616	1.2%
MB2 Dental Solutions, LLC	First Lien Term Loan	SOFR +	6.00	%,	1.00	% Floor [12]	11.20%	1/29/2027	3,888,593	3,864,419	3,739,335	0.4%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [12]	11.20%	1/29/2027	26,631,990	26,244,446	25,609,761	2.9%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [12]	11.20%	1/29/2027	4,973,056	4,887,973	4,782,172	0.5%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [8]	11.20%	1/29/2027	—	(284,889)	(239,000)	0.0%
Mirra-PrimeAccess Holdings, LLC	First Lien Term Loan	SOFR +	6.50	%,	1.00	% Floor [12]	11.72%	7/29/2026	24,562,500	24,236,230	23,510,345	2.7%
Mirra-PrimeAccess Holdings, LLC	First Lien Revolving Loan	SOFR +	6.50	%,	1.00	% Floor 8 12	11.72%	7/29/2026	1,370,000	1,309,948	1,252,630	0.1%
SpecialtyCare, Inc.	First Lien Term Loan	LIBOR +	5.75	%,	1.00	% Floor [10]	10.93%	6/19/2028	13,519,334	13,212,769	11,925,825	1.4%
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	LIBOR +	5.75	%,	1.00	% Floor [10]	10.93%	6/19/2028	105,436	104,158	93,008	0.0%
SpecialtyCare, Inc.	First Lien Revolving Loan	LIBOR +	4.00	% [8]			9.21%	6/18/2026	—	(18,975)	(125,215)	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Term Loan	SOFR +	5.75	% [12]			11.09%	1/2/2029	24,193,750	23,900,321	23,141,879	2.7%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	% [8] [12]			11.09%	1/2/2029	4,170,775	4,106,654	3,867,707	0.4%
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	SOFR +	5.75	%,	1.75	% Floor 8 12	11.00%	12/29/2026	700,000	663,256	547,831	0.1%
Trinity Partners Holdings LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [12]	10.95%	12/21/2028	27,208,777	26,809,413	27,066,667	3.1%
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor [8]	10.95%	12/21/2028	—	(51,752)	(38,894)	0.0%
TST Intermediate Holdings, LLC	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [12]	11.19%	11/27/2026	12,293,313	12,163,531	11,838,118	1.4%
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor 8 12	11.19%	11/27/2026	3,614,904	3,602,865	3,153,497	0.4%
Total Health Care Providers & Services										207,543,815	200,741,810	23.0%

Health Care Technology
Ellkay, LLC	First Lien Term Loan	LIBOR +	6.25	%,	1.00	% Floor [7]	11.47%	9/14/2027	28,383,333	27,969,431	26,090,247	3.0%
Ellkay, LLC	First Lien Revolving Loan	LIBOR +	6.25	%,	1.00	% Floor [8]	11.47%	9/14/2027	—	(50,631)	(291,741)	0.0%
FINThrive Software Intermediate Holdings, Inc.	Second Lien Term Loan	LIBOR +	6.75	%,	0.50	% Floor [7]	11.94%	12/17/2029	21,518,900	21,102,873	17,772,460	2.0%
GraphPAD Sofware, LLC	First Lien Term Loan	LIBOR +	5.50	%,	1.00	% Floor [9]	10.71%	4/27/2027	4,110,557	4,081,855	4,013,548	0.5%
GraphPAD Sofware, LLC	First Lien Term Loan	LIBOR +	5.50	%,	1.00	% Floor [9]	10.71%	4/27/2027	19,700,000	19,556,996	19,235,080	2.2%
GraphPAD Sofware, LLC	First Lien Term Loan	LIBOR +	5.50	%,	1.00	% Floor [9]	10.87%	4/27/2027	17,150,000	17,042,511	16,745,260	1.9%
GraphPAD Sofware, LLC	First Lien Delayed Draw Term Loan	LIBOR +	5.50	%,	1.00	% Floor [8]	10.71%	4/27/2027	—	(78,902)	(259,600)	0.0%
GraphPAD Sofware, LLC	First Lien Revolving Loan	LIBOR +	5.50	%,	1.00	% Floor [8]	10.87%	4/27/2027	—	(15,973)	(59,000)	0.0%
Imagine Acquisitionco, LLC	First Lien Term Loan	SOFR +	5.25	%,	1.00	% Floor [12]	10.42%	11/16/2027	28,504,823	28,194,791	27,836,581	3.2%
Imagine Acquisitionco, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.25	%,	1.00	% Floor [8]	10.42%	11/16/2027	—	(23,669)	(150,760)	0.0%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
Imagine Acquisitionco, LLC	First Lien Revolving Loan	SOFR +	5.25	%,	1.00	% Floor [8]	10.37%	11/16/2027	—	(50,687)	(108,547)	0.0%
Total Health Care Technology										117,728,595	110,823,528	12.7%

Insurance
AmeriLife Group LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [12]	10.88%	8/31/2029	41,970,909	41,217,015	41,198,644	4.7%
AmeriLife Group LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor 8 12	10.88%	8/30/2024	6,995,152	6,834,725	6,801,762	0.8%
AmeriLife Group LLC	First Lien Revolving Loan	SOFR +	5.75	%,	0.75	% Floor 8 12	10.88%	8/31/2028	878,788	787,958	781,770	0.1%
Captive Resources Midco, LLC	First Lien Term Loan	SOFR +	5.25	%,	0.75	% Floor [12]	10.88%	6/29/2029	30,297,315	29,773,678	29,503,525	3.4%
Captive Resources Midco, LLC	First Lien Revolving Loan	SOFR +	5.25	%,	0.75	% Floor [8]	10.88%	7/1/2028	—	(36,726)	(57,712)	0.0%
Euclid Transactional, LLC	First Lien Term Loan	SOFR +	6.80	% [12]			12.01%	10/2/2028	80,000,000	78,604,191	80,008,000	9.2%
Foundation Risk Partners, Corp.	First Lien Term Loan	SOFR +	6.75	%,	0.75	% Floor [12]	12.09%	10/27/2028	38,863,636	37,443,836	37,736,591	4.3%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	SOFR +	6.75	%,	0.75	% Floor [8] [12]	12.09%	10/27/2028	7,772,727	7,469,090	7,246,773	0.8%
Galway Borrower, LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [12]	10.99%	9/29/2028	14,000,000	13,724,540	13,840,400	1.6%
Galway Borrower, LLC	First Lien Term Loan	SOFR +	5.25	%,	0.75	% Floor [12]	10.59%	9/29/2028	64,101,582	63,549,162	62,082,382	7.1%
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.25	%,	0.75	% Floor [8]	10.59%	9/29/2028	—	(10,692)	(18,719)	0.0%
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor [8]	10.99%	9/29/2028	—	(203,712)	(239,400)	0.0%
Galway Borrower, LLC	First Lien Revolving Loan	SOFR +	5.25	%,	0.75	% Floor [8]	10.59%	9/30/2027	—	(37,439)	(129,096)	0.0%
Harrington Reinsureance Holdings Limited	Unsecured Note	N/A					7.25%	6/29/2031	20,000,000	19,658,395	19,886,918	2.3%
Neptune Flood Incorporated	First Lien Term Loan	SOFR +	6.50	%,	1.00	% Floor [12]	11.67%	5/8/2029	14,250,000	14,003,188	14,000,625	1.6%
Neptune Flood Incorporated	First Lien Revolving Loan	SOFR +	6.50	%,	1.00	% Floor [8]	11.67%	5/8/2029	—	(12,813)	(13,125)	0.0%
NFP Corp. [6]	Unsecured Note	N/A					6.88%	8/15/2028	27,761,417	23,412,502	24,117,731	2.8%
OneDigital Borrower LLC	First Lien Term Loan	SOFR +	6.00	%,	0.50	% Floor [12]	11.10%	11/16/2027	14,214,375	14,036,695	14,036,695	1.6%
OneDigital Borrower LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	0.50	% Floor [8]	11.10%	11/16/2027	—	(178,125)	(178,125)	0.0%
RSC Acquisition, Inc.	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor [12]	10.91%	11/1/2026	29,671,516	29,585,213	29,517,000	3.4%
Total Insurance										379,620,681	380,122,639	43.6%

IT Services
Auctane Holdings, LLC	First Lien Term Loan	LIBOR +	5.75	%,	0.75	% Floor [7]	10.94%	10/5/2028	39,500,000	38,869,643	38,335,382	4.4%
Auctane Holdings, LLC	First Lien Term Loan	LIBOR +	5.75	%,	0.75	% Floor [7]	10.94%	10/5/2028	12,960,938	12,753,191	12,578,797	1.4%
Bottomline Technologies, Inc.	First Lien Term Loan	SOFR +	5.25	%,	0.75	% Floor [12]	10.33%	5/14/2029	87,721,730	86,183,717	86,712,930	10.0%
Bottomline Technologies, Inc.	First Lien Revolving Loan	SOFR +	5.25	%,	0.75	% Floor [8]	10.33%	5/15/2028	—	(119,486)	(84,702)	0.0%
Dcert Buyer, Inc.	Second Lien Term Loan	SOFR +	7.00	% [12]			12.26%	2/19/2029	11,660,000	11,525,188	11,032,692	1.3%
Ensono, Inc.	Second Lien Term Loan	SOFR +	8.00	% [12]			13.22%	5/28/2029	11,250,000	11,159,883	10,497,375	1.2%
Helpsystems Holdings, Inc.	Second Lien Term Loan	SOFR +	6.75	%,	0.75	% Floor [12]	11.95%	11/19/2027	10,000,000	10,000,000	9,123,000	1.0%
Ministry Brands Purchaser, LLC	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [12]	10.70%	12/28/2028	17,434,675	17,291,535	16,579,265	1.9%
Ministry Brands Purchaser, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor 8 12	10.70%	12/29/2023	711,564	685,855	434,456	0.0%
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	SOFR +	5.50	%,	0.75	% Floor 8 12	10.70%	12/30/2027	621,469	608,753	538,310	0.1%
Neptune BidCo US Inc.	Second Lien Term Loan	SOFR +	9.75	%,	0.75	% Floor [12]	14.75%	10/11/2029	12,500,000	12,154,422	12,150,000	1.4%
Vision Solutions, Inc.	Second Lien Term Loan	LIBOR +	7.25	%,	0.75	% Floor [10]	12.51%	4/23/2029	30,000,000	29,772,974	26,184,000	3.0%
Watchguard Technologies, Inc. [6]	First Lien Term Loan	SOFR +	5.25	%,	0.75	% Floor [12]	10.11%	7/5/2029	5,210,625	4,902,374	4,988,105	0.6%
WWEX Uni Topco Holdings, LLC	Second Lien Term Loan	LIBOR +	7.00	%,	0.75	% Floor [10]	12.50%	7/26/2029	20,000,000	19,465,160	18,190,000	2.1%
Total IT Services										255,253,209	247,259,610	28.4%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
Professional Services
Accordion Partners LLC	First Lien Term Loan	SOFR +	6.25	%,	0.75	% Floor [12]	11.49%	8/29/2029	23,173,009	22,700,488	22,213,646	2.6%
Accordion Partners LLC	First Lien Term Loan	SOFR +	6.50	%,	0.75	% Floor [12]	11.78%	8/29/2029	2,034,014	1,973,844	1,972,993	0.2%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR +	6.25	%,	0.75	% Floor [12]	11.49%	8/31/2028	2,542,517	2,488,710	2,437,257	0.3%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR +	6.50	%,	0.75	% Floor [12]	11.78	8/29/2029	2,034,014	1,977,115	1,949,805	0.2%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR +	6.25	%,	0.75	% Floor [8]	11.49	8/31/2028	—	(45,699)	(91,531)	0.0%
Accordion Partners LLC	First Lien Revolving Loan	SOFR +	6.25	% [8]			11.49	8/31/2028	—	(39,418)	(84,208)	0.0%
ALKU Intermediate Holdings, LLC	First Lien Term Loan	SOFR +	6.25	% [12]			11.33	5/23/2029	3,695,652	3,603,852	3,603,261	0.4%
Explorer Investor, Inc.	First Lien Term Loan	SOFR +	5.75	%,	0.50	% [12]	10.99%	6/28/2029	23,702,442	22,437,873	22,465,174	2.6%
Explorer Investor, Inc.	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.50	% [8]	10.99%	6/28/2029	—	(267,746)	(264,035)	0.0%
IG Investments Holdings, LLC	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [12]	11.15%	9/22/2028	63,805,708	62,793,155	63,295,262	7.3%
IG Investments Holdings, LLC	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [12]	11.15%	9/22/2028	4,924,812	4,885,844	4,885,414	0.6%
IG Investments Holdings, LLC	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [8]	11.15%	9/22/2027	—	(71,220)	(40,462)	0.0%
Geosyntec Consultants, Inc.	First Lien Term Loan	SOFR +	5.25	%,	0.75	% [12]	10.35%	5/18/2029	10,389,060	10,229,514	10,015,054	1.1%
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	SOFR +	5.25	%,	0.75	% 8 12	10.35%	5/18/2024	2,145,235	2,094,632	1,987,067	0.2%
Geosyntec Consultants, Inc.	First Lien Revolving Loan	SOFR +	5.25	%,	0.75	% 8 12	10.35%	5/18/2027	109,705	86,051	51,781	0.0%
MBO Partners, Inc.	First Lien Term Loan	SOFR +	7.75	%,	1.00	% [12]	13.14%	5/23/2028	44,437,500	43,281,108	44,108,663	5.1%
MBO Partners, Inc.	First Lien Delayed Draw Term Loan	SOFR +	7.75	%,	1.00	% 8 12	13.14%	5/23/2028	9,988,443	9,611,612	9,841,189	1.1%
People 2.0, Inc.	First Lien Term Loan	SOFR +	7.50	%,	1.00	% [12]	12.74%	7/12/2028	45,158,750	44,373,797	44,368,472	5.1%
Williams Martson, LLC	First Lien Term Loan	SOFR +	5.75	%,	1.00	% [12]	11.11%	8/25/2028	15,841,827	15,366,572	15,418,850	1.8%
Williams Martson, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% [8]	11.11%	8/26/2024	—	(44,246)	(68,188)	0.0%
Williams Martson, LLC	First Lien Revolving Loan	SOFR +	5.75	%,	1.00	% [8]	11.11%	8/25/2028	—	(57,768)	(59,664)	0.0%
Total Professional Services										247,378,070	248,005,800	28.5%

Real Estate Management & Development
2-10 Holdco, Inc.	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [12]	11.20%	3/26/2026	48,367,813	47,882,610	47,597,902	5.5%
2-10 Holdco, Inc.	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [8]	11.20%	3/26/2026	—	(26,406)	(44,216)	0.0%
Total Real Estate Management & Development										47,856,204	47,553,686	5.5%

Software
Anaplan, Inc.	First Lien Term Loan	SOFR +	6.50	%,	0.75	% Floor [12]	11.60%	6/21/2029	20,672,334	20,302,222	20,271,291	2.3%
Anaplan, Inc.	First Lien Revolving Loan	SOFR +	6.50	%,	0.75	% Floor [8]	11.60%	6/21/2028	—	(25,630)	(29,993)	0.0%
AxiomSL Group, Inc.	First Lien Term Loan	LIBOR +	5.75	%,	1.00	% Floor [7]	10.97%	12/3/2027	34,540,137	34,023,583	34,540,137	4.0%
AxiomSL Group, Inc.	First Lien Delayed Draw Term Loan	LIBOR +	6.00	%,	1.00	% Floor [8]	10.97%	12/3/2027	—	(15,973)	—	0.0%
AxiomSL Group, Inc.	First Lien Revolving Loan	LIBOR +	6.00	%,	1.00	% Floor [8]	10.97%	12/3/2025	—	(27,547)	—	0.0%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
Diligent Corporation	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [12]	10.95%	8/4/2025	29,325,000	29,176,603	28,436,453	3.3%
Diligent Corporation	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [12]	10.95%	8/4/2025	9,775,000	9,724,132	9,478,818	1.1%
Diligent Corporation	First Lien Revolving Loan	SOFR +	6.25	%,	1.00	% Floor 8 12	11.45%	8/4/2025	2,400,000	2,375,776	2,294,000	0.3%
GovDelivery Holdings, LLC	First Lien Term Loan	SOFR +	5.50	%,	1.00	% Floor [12]	12.15%	1/29/2027	27,201,320	26,756,038	26,110,547	3.0%
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [12]	11.15%	1/29/2027	33,658,300	33,174,764	32,308,602	3.7%
GovDelivery Holdings, LLC	First Lien Revolving Loan	SOFR +	6.50	%,	1.00	% Floor 8 12	11.15%	1/29/2027	748,280	726,665	670,797	0.1%
GS Acquisitionco, Inc.	First Lien Term Loan	SOFR +	5.75	% [12]			11.14%	5/22/2026	36,940,515	36,872,745	35,880,719	4.1%
Mandolin Technology Intermediate Holdings, Inc.	Second Lien Term Loan	SOFR +	6.50	% [12]			11.89%	7/30/2029	17,500,000	17,354,857	15,678,250	1.8%
Maverick 1 LLC	First Lien Term Loan	SOFR +	4.25	%,	0.75	% Floor [12]	9.56%	5/18/2028	1,333,333	1,268,858	1,303,733	0.1%
Maverick 1 LLC	Second Lien Term Loan	LIBOR +	6.75	%,	0.75	% Floor [10]	12.02%	5/18/2029	9,000,000	8,965,425	8,495,100	1.0%
McAfee Enterprise [6]	First Lien Term Loan	LIBOR +	4.75	%,	0.75	% Floor [10]	10.03%	7/27/2028	5,206,407	4,793,108	3,937,345	0.5%
MRI Software LLC [6]	First Lien Term Loan	SOFR +	5.50	% [12]			10.84%	2/10/2026	2,487,152	2,398,288	2,418,755	0.3%
Orion Advisor Solutions, Inc.	Second Lien Term Loan	SOFR +	8.50	%,	1.00	% Floor [12]	13.65%	9/24/2028	16,500,000	16,390,663	15,519,900	1.8%
RealPage, Inc. [6]	Second Lien Term Loan	SOFR +	6.50	%,	0.75	% Floor [12]	11.72%	4/23/2029	5,628,559	5,526,619	5,469,073	0.6%
Simplifi Holdings, Inc.	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [12]	10.74%	10/1/2027	26,701,807	26,293,210	26,568,298	3.1%
Simplifi Holdings, Inc.	First Lien Revolving Loan	SOFR +	5.50	%,	0.75	% Floor 8 12	10.74%	10/1/2027	722,892	685,266	708,434	0.1%
Spirit RR Holdings, Inc.	First Lien Term Loan	SOFR +	6.50	%,	0.75	% Floor [12]	11.84%	9/13/2028	16,950,904	16,567,842	16,493,229	1.9%
Spirit RR Holdings, Inc.	First Lien Revolving Loan	SOFR +	6.50	%,	1.00	% Floor 8 12	11.84%	9/13/2028	233,371	196,941	195,565	0.0%
Syntax Systems Limited	First Lien Term Loan	LIBOR +	5.75	%,	0.75	% Floor [7]	10.94%	10/29/2028	10,651,856	10,568,946	10,212,995	1.2%
Syntax Systems Limited	First Lien Delayed Draw Term Loan	LIBOR +	5.75	%,	0.75	% Floor [8]	10.94%	10/27/2028	-	(22,806)	(122,378)	0.0%
Syntax Systems Limited	First Lien Revolving Loan	LIBOR +	5.75	%,	0.75	% Floor [7]	10.94%	10/29/2026	792,079	783,030	743,128	0.1%
Tamarack Intermediate LLC	First Lien Term Loan	SOFR +	5.25	%,	0.75	% Floor [12]	10.64%	3/13/2028	21,269,531	20,919,676	20,929,219	2.4%
Tamarack Intermediate LLC	First Lien Revolving Loan	SOFR +	5.25	%,	0.75	% Floor 8 12	10.64%	3/13/2028	580,357	525,331	524,107	0.1%
Total Software										326,278,632	319,036,124	36.6%

					Par			Percentage
	Type of	Reference Rate	Interest		Amount			of Net
Portfolio Company 1 2 3	Investment	and Spread	Rate	Maturity	/ Units	Cost [4]	Fair Value	Assets [5]
Equity and Warrants – 2.8%
Health Care Technology
Imagine Acquisitionco, LLC	Equity	N/A	N/A	N/A	2,000,000	2,000,000	2,323,703	0.3%
Total Health Care Tehnology						2,000,000	2,323,703	0.3%

Insurance
Galway Borrower, LLC	Equity	N/A	14.00%	N/A	10,241,644	9,945,826	9,934,395	1.1%
Total Insurance						9,945,826	9,934,395	1.1%

Software
GT Polaris Holdings, Inc.	Equity	N/A	12.50%	N/A	9,370,016	9,216,043	8,391,786	1.0%
Spirit RR Holdings, Inc.	Equity	N/A	N/A	N/A	3,585,975	3,635,318	3,635,314	0.4%
Total Software						12,851,361	12,027,100	1.4%

Warrants – 0.0%
Health Care Providers & Services
Giving Home Health Care	Warrants	N/A	N/A	N/A	2,917	29	29	0.0%
Total Health Care Providers & Services						29	29	0.0%

Total Non-Controlled/Non-Affiliated Investments						$1,879,454,502	$1,851,075,132	212.5%

(1)	All of the Company’s investments are domiciled in the United States except for Harrington Reinsurance Holdings Limited and Syntax Systems Limited, which are domiciled in Bermuda and Canada, respectively.
(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940 except for Harrington Reinsurance Holdings Limited and Syntax Systems Limited.
(4)	Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	Percentage is based on net assets of $870,955,949 as of June 30, 2023.
(6)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(7)	The interest rate on this security is subject to a base rate plus 1 Month “1M“ London Inter-Bank Offered Rate (“LIBOR“), which at June 30, 2023 was 5.22%.
(8)	This investment has an unfunded commitment as of June 30, 2023. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(9)	The interest rate on this security is subject to a base rate plus 6 Month “6M“ LIBOR, which at June 30, 2023 was 5.76%.
(10)	The interest rate on this security is subject to a base rate plus 3 Month “3M“ LIBOR, which at June 30, 2023 was 5.55%.
(11)	The interest rate on this security is subject to the Alternate Base Rate, which at June 30, 2023 was 8.25%.
(12)	The interest rate on this security is subject to the Secured Overnight Financing Rate (“SOFR“), which at June 30, 2023 was 5.09%.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Notes to Consolidated Financial Statements

June 30, 2023

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

Interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all information and notes required by U.S. GAAP for annual consolidated financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2023.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates and such differences could be material.

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

The Company evaluates tax positions taken or expected to be taken while preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not“ to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not“ threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted later based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions from inception through June 30, 2023. The Company’s federal and state tax returns for the prior two fiscal years remain open, subject to examination by the Internal Revenue Service and state tax authorities.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. During the three and six months ended June 30, 2023, the Company recorded $428,818 and $859,307 of realized gains, respectively. During the three and six months ended June 30, 2022, the Company recorded $211,719 and $326,204 of realized gains, respectively. During the three and six months ended June 30, 2023, the Company recorded $1,832,055 of unrealized depreciation and $995,344 of unrealized appreciation, respectively. During the three and six months ended June 30, 2022, the Company recorded $2,707,581 and $6,110,185 of unrealized depreciation, respectively.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2023 and December 31, 2022, no investments were on non-accrual status.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. During the three and six months ended June 30, 2023, the Company earned dividend income of $535,486 and $813,120, respectively, that were included in the Consolidated Statements of Operations as dividend income. During the three and six months ended June 30, 2022, the Company did not earn any dividend income.

Fee Income

The Company, or its affiliates, may receive fees for capital structuring services. These fees are generally non-recurring and are recognized as fee income by the Company on the investment closing date. During the three and six months ended June 30, 2023, the

Company earned fee income of $487,500 and $487,500, respectively. During the three and six months ended June 30, 2022, the Company did not earn any fee income.

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

In June 2022, the FASB issued ASU No. 2022-03, "Fair Value Measurement (Topic 820)," which clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual consolidated financial statements that have not yet been issued or made available for issuance. An entity that qualifies as an investment company under Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. The Company is currently evaluating the impact of adopting ASU No. 2022-03 on the consolidated financial statements.

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

Base Management Fee

The Company pays to the Adviser an asset-based fee (the “Management Fee“) for management services in an amount equal to an annual rate of 1.30% of the average value of the Company’s gross assets (excluding cash and cash equivalents) for the most recently completed calendar quarter payable quarterly in arrears. The Management Fee for any partial quarter is appropriately prorated based on the actual number of days elapsed during such partial quarter as a fraction of the number of days in the relevant calendar year. For the three and six months ended June 30, 2023, the Company incurred management fees of $5,909,274 and $11,485,517, respectively. For the three and six months ended June 30, 2022, the Company incurred management fees of $4,382,884 and $8,231,694, respectively. As of June 30, 2023 and December 31, 2022, the Company recorded base management fees payable of $5,909,273 and $5,548,862, respectively.

Incentive Fee

Beginning December 21, 2024,on the fourth anniversary of the date on which Stockholders are required to fund their initial drawdown (the “Incentive Commencement Date“), the Company will pay the Adviser an incentive fee (“Incentive Fee“) as set forth below. The Incentive Fee will consist of two parts. The first part (the “Investment Income Incentive Fee“) will be calculated and payable following the Incentive Commencement Date on a quarterly basis, in arrears, and will equal 15% of “pre-incentive fee net investment income“ for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.75% (i.e., 7% annualized) measured on a quarterly basis. For purposes of computing the initial installment of the Investment Income Incentive Fee, because the Incentive Commencement Date does not fall on the first day of a calendar quarter, the initial payment of the Investment Income Incentive Fee shall be payable for the period that commences on the Incentive Commencement Date through March 31, 2025, the last day of the first complete calendar quarter immediately following the Incentive Commencement Date and, thereafter, at the end of each subsequent calendar quarter as described above. The second part (the “Capital Gains Incentive Fee“) will be an annual fee that will also commence with the period beginning on the Incentive Commencement Date and will be determined and payable following the Incentive Commencement Date, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 15% of realized capital gains, if any, determined on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees. For the three and six months ended June 30, 2023 and 2022, the Company did not incur any performance-based incentive fees.

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

For the three and six months ended June 30, 2023, the Company incurred $329,000 and $658,000 of administrative overhead expenses that were included in the Consolidated Statements of Operations as professional fees, respectively. For the three and six months ended June 30, 2022, the Company incurred $216,500 and $361,618 of administrative overhead expenses, respectively. As of June 30, 2023 and December 31, 2022, $329,000 and $278,561, respectively, of administrative overhead expenses remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses. For the three and six months ended June 30, 2022, the Administrator has elected to waive additional charges that would have otherwise been eligible for reimbursement under the terms of the Administration Agreement which are not subject to recoupment. For the three and six months ended June 30, 2023, the Administrator did not waive any charges that would have been eligible for reimbursement under the terms of the Administration Agreement.

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

For the three and six months ended June 30, 2023, the Company incurred expenses for services provided by the Sub-Administrator and the Custodian of $441,657 and $679,150 on the Consolidated Statements of Operations as professional fees, respectively. For the three and six months ended June 30, 2022, the Company incurred expenses for services provided by the Sub-Administrator and the Custodian of $238,353 and $519,306, respectively. As of June 30, 2023 and December 31, 2022, $756,705 and $489,568, respectively, remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

Transfer Agent Fees

The Company has entered into a transfer agent servicing agreement with U.S. Bank Global Fund Services (the “Transfer Agent“). For the three and six months ended June 30, 2023, the Company incurred expenses for services provided by the Transfer Agent of $9,096 and $29,096 that were included on the Consolidated Statements of Operations as professional fees, respectively. For the three and six months ended June 30, 2022, the Company incurred expenses for services provided by the Transfer Agent of $20,000 and $42,890, respectively. As of June 30, 2023 and December 31, 2022, $42,754 and $27,316, respectively, remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

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

For the three and six months ended June 30, 2023, the Company incurred offering costs of $27,629 and $52,624 on the Consolidated Statements of Operations, respectively. For the three and six months ended June 30, 2022, the Company incurred offering costs of $24,301 and $44,358, respectively. For the three and six months ended June 30, 2023 and 2022, the Company did not incur any organizational expenses. As of June 30, 2023 and December 31, 2022, there was no balance payable on the Consolidated Statements of Assets and Liabilities for organizational and offering expenses payable.

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

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of June 30, 2023 and December 31, 2022, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

		June 30, 2023	December 31, 2022
Portfolio Company	Type of Investment	Par	Par
2-10 Holdco, Inc.	First Lien Revolving Loan	$2,777,778	$2,777,778
Accordion Partners LLC	First Lien Delayed Draw Term Loan	3,051,020	4,576,531
Accordion Partners LLC	First Lien Revolving Loan	2,034,014	2,034,014
AmeriLife Group LLC	First Lien Delayed Draw Term Loan	3,515,152	3,515,152
AmeriLife Group LLC	First Lien Revolving Loan	4,393,939	5,272,727
Anaplan, Inc.	First Lien Revolving Loan	1,546,008	1,546,008
AxiomSL Group, Inc.	First Lien Delayed Draw Term Loan	2,273,873	2,273,873
AxiomSL Group, Inc.	First Lien Revolving Loan	2,481,089	2,481,089
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	—	8,010,000
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	3,000,000	3,000,000
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	4,360,465	—
Belmont Buyer, Inc.	First Lien Revolving Loan	1,942,587	—
Bottomline Technologies, Inc.	First Lien Revolving Loan	7,365,385	7,365,385
Captive Resources Midco, LLC	First Lien Revolving Loan	2,202,764	2,202,764
CNSI Holdings, LLC	First Lien Revolving Loan	1,440,694	1,440,694
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	—	5,376,426
Diligent Corporation	First Lien Revolving Loan	2,600,000	3,500,000
Elkay LLC	First Lien Revolving Loan	3,611,111	3,611,111
Explorer Investor, Inc.	First Lien Delayed Draw Term Loan	5,058,140	5,058,140
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	10,363,636	—
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	594,253	594,253
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	21,000,000	—
Galway Borrower, LLC	First Lien Revolving Loan	4,098,295	4,098,295
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	2,248,333	4,397,000
Geosyntec Consultants, Inc.	First Lien Revolving Loan	1,499,295	1,609,000
GovDelivery Holdings, LLC	First Lien Revolving Loan	1,665,527	1,603,843
GraphPAD Software, LLC	First Lien Delayed Draw Term Loan	11,000,000	11,000,000
GraphPAD Software, LLC	First Lien Revolving Loan	2,500,000	2,500,000
IG Investments Holdings LLC	First Lien Revolving Loan	5,057,803	3,034,682
Imagine Acquisitionco, LLC	First Lien Delayed Draw Term Loan	6,430,868	6,430,868
Imagine Acquisitionco, LLC	First Lien Revolving Loan	4,630,225	4,630,225
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	—	2,777,778
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	10,000,000	—
MBO Partners, Inc.	First Lien Delayed Draw Term Loan	9,910,664	9,910,664
Ministry Brands Purchaser, LLC	First Lien Delayed Draw Term Loan	4,936,370	5,649,718
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	1,073,446	847,458
Mirra-Prime Access Holdings, LLC	First Lien Revolving Loan	1,370,000	1,712,500
Neptune Flood Incorporated	First Lien Revolving Loan	750,000	—
OneDigital Borrower LLC	First Lien Delayed Draw Term Loan	14,250,000	—
Project K BuyerCo, Inc.	First Lien Revolving Loan	7,727,273	7,727,273
RSC Acquisition, Inc.	First Lien Delayed Draw Term Loan	3,204,474	23,325,789
Simplifi Holdings, Inc.	First Lien Revolving Loan	2,168,675	2,891,566
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	—	1,168,555
SpecialtyCare, Inc.	First Lien Revolving Loan	1,062,323	658,640
Spirit RR Holdings, Inc.	First Lien Revolving Loan	1,166,855	1,400,226
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	2,800,000	4,130,000
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	2,800,000	980,000
Syntax Systems Limited	First Lien Delayed Draw Term Loan	2,970,297	2,970,297
Syntax Systems Limited	First Lien Revolving Loan	396,040	396,040
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	7,606,857	13,698,286
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	2,000,000	2,000,000
Tamarack Intermediate LLC	First Lien Delayed Draw Term Loan	2,935,268	2,890,625
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	7,446,809	7,446,809
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	8,846,154	8,942,308
Williams Martson, LLC	First Lien Delayed Draw Term Loan	2,553,846	2,553,846
Williams Martson, LLC	First Lien Revolving Loan	2,234,615	2,234,615
Total Par		$224,952,220	$210,252,851

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the consolidated financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments as of June 30, 2023 and December 31, 2022. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

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

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in the Small Business Credit Availability Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of June 30, 2023 and December 31, 2022, the Company’s asset coverage ratios were 186% and 189%, respectively.

The following tables show the Company’s outstanding debt as of June 30, 2023 and December 31, 2022, respectively:

	June 30, 2023
	Aggregate Principal	Outstanding	Amount	Net Carrying
	Committed	Principal	Available	Value
Capital Call Facility	$125,000,000	$99,000,000	$26,000,000	$98,774,593
Revolving Credit Facility	750,000,000	690,000,000	60,000,000	685,129,284
2025 Notes	225,000,000	225,000,000	—	223,126,708
Total	$1,100,000,000	$1,014,000,000	$86,000,000	$1,007,030,585

	December 31, 2022
	Aggregate			Net
	Principal	Outstanding	Amount	Carrying
	Committed	Principal	Available	Value
Capital Call Facility	$125,000,000	$5,000,000	$120,000,000	$4,561,000
Revolving Credit Facility	$750,000,000	$684,000,000	$66,000,000	$678,169,958
2025 Notes	$225,000,000	$225,000,000	$—	$222,720,117
Total	$1,100,000,000	$914,000,000	$186,000,000	$905,451,075

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

On December 27, 2022 (the “Amended Closing Date“), the Company executed a letter agreement (the “Second Amendment“) to amend its Capital Call Facility. The Second Amendment, among other things, reduced the maximum borrowing capacity of the Company under the Capital Call Facility to $125 million from $200 million and changed the applicable margin for advances under the Capital Call Facility to SOFR plus 1.95%. The Second Amendment extended the scheduled maturity date of the loans under the Capital Call Facility from December 28, 2022 to December 27, 2023. The other material terms of the Capital Call Facility were unchanged.

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

As of June 30, 2023 and December 31, 2022, the carrying amount of the Company’s borrowings under the Capital Call Facility approximated its fair value. As of June 30, 2023, and December 31, 2022, unamortized financing costs of $225,407 and $439,000, respectively, are being deferred over the remaining term of the Capital Call Facility. As of June 30, 2023 and December 31, 2022, the Company had an outstanding balance of $99,000,000 and $5,000,000, respectively. The Capital Call Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $98,774,593 as of June 30, 2023 and $4,561,000 as of December 31, 2022. The following table shows additional information about the interest and financing costs related to the Capital Call Facility for the three and six months ended June 30, 2023 and 2022:

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2023	2022	2022
Interest expense related to the Capital Call Facility	$880,463	$1,169,343	$461,697	$1,033,430
Financing expenses related to the Capital Call Facility	116,402	225,545	139,540	275,145
Total interest and financing expenses related to the Capital Call Facility	$996,865	$1,394,888	$601,237	$1,308,575

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

On June 30, 2023, the SPV executed a letter agreement (the "Third Amendement") to amend the Revolving Credit Facility. The Third Amendment revises the Revolving Credit Agreement to provide that all borrowings in U.S. dollars now bear interest at a rate based on Term SOFR. The Third Amendment also amends the accordion feature of the Revolving Credit Agreement to increase the maximum borrowing capacity of the SPV under the Revolving Credit Agreement to an aggregate of $1 billion.

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

As of June 30, 2023 and December 31, 2022, the carrying amount of the Company’s borrowings under the Revolving Credit Facility approximated its fair value. As of June 30, 2023 and December 31, 2022, unamortized financing costs of $4,870,716 and $5,830,043, respectively, are being deferred over the remaining term of the Revolving Credit Facility. As of June 30, 2023 and December 31, 2022, the Revolving Credit Facility had an outstanding balance of $690,000,000 and $684,000,000, respectively. The Revolving Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $685,129,284 as of June 30, 2023 and $678,169,958 as of December 31, 2022. The following table shows additional information about the interest and financing costs related to the Revolving Credit Facility for the three and six months ended June 30, 2023 and 2022:

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2023	2022	2022
Interest expenses related to the Revolving Credit Facility	$13,240,395	$25,327,011	$5,342,347	$9,180,680
Financing expenses related to the Revolving Credit Facility	405,166	959,739	414,633	782,617
Total interest and financing expenses related to the Revolving Credit Facility	$13,645,561	$26,286,750	$5,756,980	$9,963,297

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

The 2025 Notes have a fixed interest rate of 5.83% per year, subject to a step up of (1) 1.00% per year, to the extent and for so long as the 2025 Notes fail to satisfy certain investment grade rating conditions and/or (2) 1.50% per year, to the extent and for so long as either the ratio of the Company’s secured debt to total assets exceeds specified thresholds, measured as of each fiscal quarter-end, or the Company fails to deliver the required quarterly or annual consolidated financial statements and related certificates when due.

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

As of June 30, 2023 and December 31, 2022, the carrying amount of the Company’s borrowings under the 2025 Notes approximated its fair value. As of June 30, 2023 and December 31, 2022, unamortized debt issuance costs of $1,873,292 and $2,279,883, respectively, are being deferred over the remaining term of the 2025 Notes. As of June 30, 2023 and December 31, 2022, the 2025 Notes had an outstanding balance of $225,000,000 and $225,000,000, respectively. The 2025 Notes are presented in the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $223,126,708 as of June 30, 2023 and $222,720,117 as of December 31, 2022. The following table shows additional information about the interest and financing costs related to the 2025 Notes for the three and six months ended June 30, 2023 and 2022:

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2023	June 30, 2023	June 30, 2022	June 30, 2022
Interest expense related to the 2025 Notes	$3,279,375	$6,558,750	$1,020,250	$1,020,250
Financing expenses related to the 2025 Notes	262,137	506,591	110,739	110,739
Total interest and financing expenses related to the 2025 Notes	$3,541,512	$7,065,341	$1,130,989	$1,130,989

Note 7. Net Assets

Unregistered Sales of Equity Securities

Since inception, the Company has completed the following issuances of Common Stock:

	Number of Common	Aggregate
Common Stock Issuance Date	Stock Issued	Offering Price
June 28, 2023	1,126,918	$21,800,000
June 26, 2023(1)	252,293	4,880,557
April 3, 2023	56,599	1,093,900
March 29, 2023	980,749	18,906,100
March 27, 2023(1)	229,681	4,427,602
December 30, 2022	2,467,892	48,500,000
December 27, 2022(1)	186,283	3,666,375
September 28, 2022	5,000,901	99,900,000
September 26, 2022(1)	138,540	2,767,536
June 29, 2022	2,498,950	50,000,000
June 27, 2022(1)	100,633	2,013,490
March 29, 2022	1,986,561	40,000,000
March 25, 2022	2,734,196	55,000,000
March 24, 2022(1)	87,065	1,751,362
December 22, 2021(1)	44,706	898,396
December 9, 2021	10,296,137	210,000,000
September 24, 2021	3,783,388	75,000,000
September 23, 2021(1)	17,842	353,695
August 25, 2021(1)	13,540	271,305
June 18, 2021	5,025,757	100,000,000
March 30, 2021	3,687,064	71,877,447
February 26, 2021	1,429,493	28,121,553
February 4, 2021	1,545,776	30,000,000
December 24, 2020	744,307	14,886,136
December 21, 2020	505,693	10,113,864
November 17, 2020	50	1,000
Total	44,941,014	$896,230,318

(1)	Shares were issued to Stockholders participating in the Company’s DRIP.

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

Distributions

For the three and six months ended June 30, 2023 and 2022, the Company declared the following distributions.

		Distribution Rate	Distribution
Record Date	Payment Date	per Share	Paid
June 23, 2023	June 26, 2023	$0.640	$27,879,553
March 24, 2023	March 27, 2023	$0.600	$25,376,864
June 24, 2022	June 27, 2022	$0.405	$12,970,138
March 23, 2022	March 24, 2022	$0.425	$11,514,845

Note 8. Investments

The following table presents the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2023 and December 31, 2022.

	June 30, 2023			December 31, 2022
			Percent of			Percent of
	Amortized	Fair	Total Portfolio		Fair	Total Portfolio
Investments:	Cost	Value	at Fair Value	Amortized Cost	Value	at Fair Value
First Lien Loans	$1,562,190,809	$1,547,952,616	83.7%	$1,425,048,682	$1,412,214,024	83.6%
Second Lien Loans	194,045,928	180,132,188	9.7	193,720,645	178,146,384	10.6
Unsecured Notes	98,420,549	98,589,154	5.3	84,845,719	84,600,524	5.0
Equity and Warrants	24,797,216	24,401,174	1.3	14,280,890	13,560,290	0.8
Total Investments	$1,879,454,502	$1,851,075,132	100.0%	$1,717,895,936	$1,688,521,222	100.0%

The geographic composition of investments based on fair value as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022
U.S.	98.3%	98.2%
Non-U.S.	1.7	1.8
Total	100.0%	100.0%

The industry composition of investments based on fair value as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022
Capital Markets	5.0%	5.6%
Diversified Consumer Services	0.6	0.7
Financial Services	9.1	8.5
Health Care Providers & Services	10.8	10.7
Health Care Technology	6.1	6.8
Insurance	21.1	16.6
IT Services	13.4	14.5
Professional Services	13.4	14.4
Real Estate Management & Development	2.6	2.9
Software	17.9	19.3
Total	100.0%	100.0%

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

The following table presents the fair value hierarchy as of June 30, 2023.

	Fair Value Hierarchy as of June 30, 2023
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$16,164,833	$1,531,787,783	$1,547,952,616
Second Lien Loans	—	19,074,407	161,057,781	180,132,188
Unsecured Notes	—	51,958,985	46,630,169	98,589,154
Equity	—		24,401,174	24,401,174
Total	$—	$87,198,225	$1,763,876,907	$1,851,075,132

The following table presents the fair value hierarchy as of December 31, 2022.

	Fair Value Hierarchy as of December 31, 2022
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$20,517,763	$1,391,696,261	$1,412,214,024
Second Lien Loans	—	28,831,405	149,314,979	178,146,384
Unsecured Notes	—	53,274,979	31,325,545	84,600,524
Equity	—	—	13,560,290	13,560,290
Total	$—	$102,624,147	$1,585,897,075	$1,688,521,222

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2023 and 2022:

	First Lien	Second Lien	Unsecured
Three Months Ended June 30, 2023	Loans	Loans	Notes	Equity	Total
Fair value, beginning of period	$1,442,898,693	$163,458,137	$31,298,949	$14,274,475	$1,651,930,254
Purchases of investments, net	100,881,015	—	15,302,148	10,231,698	126,414,861
Proceeds from sales and principal payments, net	(13,621,740)	—	—	—	(13,621,740)
Realized gain (loss) on investments	18,333	—	—	—	18,333
Net change in unrealized appreciation/(depreciation)	221,230	(2,477,599)	(6,511)	(109,884)	(2,372,764)
Net accretion of discount and amortization of investments	1,390,252	77,243	35,583	4,885	1,507,963
Transfers into (out of) Level 3	—	—	—	—	—
Fair value, end of period	$1,531,787,783	$161,057,781	$46,630,169	$24,401,174	$1,763,876,907

	First Lien	Second Lien	Unsecured
Six Months Ended June 30, 2023	Loans	Loans	Notes	Equity	Total
Fair value, beginning of period	$1,391,696,261	$149,314,979	$31,325,545	$13,560,290	$1,585,897,075
Purchases of investments, net	166,354,609	—	15,626,107	10,506,848	192,487,564
Proceeds from sales and principal payments, net	(22,914,692)	—	—	—	(22,914,692)
Realized gain (loss) on investments	18,333	—	—	—	18,333
Net change in unrealized appreciation/(depreciation)	(786,746)	859,804	(394,040)	324,559	3,577
Net accretion of discount and amortization of investments	3,027,741	190,778	72,557	9,477	3,300,553
Transfers into (out of) Level 3	(5,607,723)	10,692,220	—	—	5,084,497
Fair value, end of period	$1,531,787,783	$161,057,781	$46,630,169	$24,401,174	$1,763,876,907

	First Lien	Second Lien	Unsecured
Three Months Ended June 30, 2022	Loans	Loans	Notes	Equity	Total
Fair value, beginning of period	$1,047,460,343	$113,011,987	$31,562,500	$2,000,000	$1,194,034,830
Purchases of investments, net	216,131,936	28,585,000	—	7,056,720	251,773,656
Proceeds from sales and principal payments, net	(64,839,721)	(15,037,500)	—	—	(79,877,221)
Realized gain (loss) on investments	57,785	153,934	—	—	211,719
Net change in unrealized appreciation/(depreciation)	5,709,544	(2,657,730)	(607,870)	(13,999)	2,429,945
Net accretion of discount and amortization of investments	1,653,229	34,423	31,289	(46,129)	1,672,812
Transfers into (out of) Level 3	5,284,309	(29,660,000)	—	—	(24,375,691)
Fair value, end of period	$1,211,457,425	$94,430,114	$30,985,919	$8,996,592	$1,345,870,050

	First Lien	Second Lien	Unsecured
Six Months Ended June 30, 2022	Loans	Loans	Notes	Equity	Total
Fair value, beginning of period	$1,011,839,638	$102,084,353	$20,000,000	$2,000,000	$1,135,923,991
Purchases of investments, net	278,159,451	29,585,000	11,562,500	7,056,720	326,363,671
Proceeds from sales and principal payments, net	(84,177,333)	(15,042,500)	—	—	(99,219,833)
Realized gain (loss) on investments	172,270	153,934	—	—	326,204
Net change in unrealized appreciation/(depreciation)	2,821,283	(2,759,664)	(617,773)	(13,999)	(570,152)
Net accretion of discount and amortization of investments	2,691,905	88,991	41,192	(46,129)	2,775,958
Transfers into (out of) Level 3	(49,789)	(19,680,000)	—	—	(19,729,789)
Fair value, end of period	$1,211,457,425	$94,430,114	$30,985,919	$8,996,592	$1,345,870,050

During the three months ended June 30, 2023, there were no transfers into or out of Level 2 or Level 3. During the six months ended June 30, 2023, there was 1 transfer into Level 3 from Level 2 because of a decrease in observable inputs and 1 transfer into Level 2 from Level 3 because of an increase in observable inputs. During the three months ended June 30, 2022, there were no transfers into Level 3 from Level 2 and 1 transfer into Level 2 from Level 3 because of an increase in observable inputs. During the six months ended June 30, 2022, there was 1 transfer into level 3 from Level 2 because of a decrease in observable inputs and 2 transfers into Level 2 from Level 3 because of an increase in observable inputs.

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company at the three and six months ended June 30, 2023 and 2022.

	Three	Six	Three	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
Net Change in Unrealized Appreciation (Depreciation)	2023	2023	2022	2022
First Lien Loans	$221,230	$(786,746)	5,709,544	2,821,283
Second Lien Loans	(2,477,599)	859,804	(2,657,730)	(2,759,664)
Unsecured Notes	(6,511)	(394,040)	(607,870)	(617,773)
Equity	(109,884)	324,559	(13,999)	(13,999)
Total	$(2,372,764)	$3,577	2,429,945	(570,152)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2023. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	June 30, 2023
Type of Investment	Fair Value	Valuation technique	Unobservable input	Range (weighted average)
First Lien Loans	$503,981,473	Discounted Cash Flow	Discount Rate	9.5% - 14.5% (10.7%)
First Lien Loans	1,027,806,310	Market Transaction	Market Transaction	93.5% - 100.0% (98.2%)
Second Lien Loan	161,057,781	Market Transaction	Market Transaction	26.9% - 98.7% (91.0%)
Unsecured Notes	19,886,918	Discounted Cash Flow	Discount Rate	10.7% - 10.7% (10.7%)
Unsecured Notes	26,743,251	Market Transaction	Market Transaction	87.4% - 100.0% (93.3%)
Equity	21,961,525	Market Transaction	Market Transaction	89.6% - 101.5% (94.9%)
Equity	2,439,649	Enterprise Value Analysis	EBITDA Multiple	22.5x
Total	$1,763,876,907

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

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260“), basic and diluted net increase in net assets resulting from operations per share of Common Stock is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. The methodology for the weighted average number of shares outstanding during the period utilizes the weighted average number of shares from December 31, 2022 through June 30, 2023. Other potentially dilutive shares of Common Stock, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2023 and December 31, 2022, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of Common Stock for the three and six months ended June 30, 2023 and 2022:

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2023	June 30, 2023	June 30, 2022	June 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net increase in net assets resulting from operations	$27,220,472	$55,918,618	$10,984,549	$19,470,370
Weighted average shares of Common Stock outstanding—basic and diluted	43,610,950	42,979,098	31,960,920	29,683,299
Basic and diluted net increase in net assets resulting from operations per share of Common Stock	$0.62	$1.30	$0.34	$0.66

Note 11. Taxes

The Company has elected to be treated and intends to qualify annually as a RIC, to distribute substantially all of its income and to comply with the other requirements of the Code applicable to RICs. Accordingly, no provision for federal taxes is required. In addition, by distributing during each calendar year substantially all of its net investment income, net realized capital gains and certain other amounts, if any, the Company intends not to be subject to a material federal excise tax. The Company did not have any liabilities for uncertain tax positions or unrecognized tax benefits as of June 30, 2023.

As of June 30, 2023 and December 31, 2022, the tax cost of the Company’s investments approximates its amortized cost.

Note 12. Financial Highlights

The following per share of Common Stock data has been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for the six months ended June 30, 2023 and 2022:

	Six Months	Six Months
	Ended	Ended
	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)
Per share of Common Stock operating performance:
Net asset value, beginning of year/period	$19.32	$20.14
Results of operations:
Net investment income [1]	1.26	0.85
Net realized gains (losses) and unrealized appreciation (depreciation) [2]	0.04	(0.19)
Net increase (decrease) in net assets resulting from operations	1.30	0.66

Distributions to Common Stockholders
Distributions from net income	(1.24)	(0.82)
Net decrease in net assets resulting from distributions	(1.24)	(0.82)
Net asset value, end of year/period	$19.38	$19.98

Shares outstanding, end of year/period	44,941,013	34,501,158
Ratio/Supplemental data:
Net assets, end of year/period	$870,955,949	$689,369,598
Weighted average shares outstanding	42,979,098	29,683,299
Total return [3]	6.85%	3.35%
Portfolio turnover	2.87%	6.82%
Ratio of operating expenses to average net assets [4]	11.83%	7.48%
Ratio of net investment income (loss) to average net assets [4]	12.92%	8.16%

1	The per share of Common Stock data was derived by using weighted average shares outstanding.
2	The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year/period does not agree with the change in the aggregate appreciation and depreciation in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
3	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share. Total return is not annualized and does not include a sales load.
4	The ratios reflect an annualized amount. Non-recurring expenses were not annualized. During the six months ended June 30, 2023 and 2022, the Company incurred $52,624 and $44,358 of Organizational and Offering Expenses, respectively, which were deemed to be non-recurring.

Note 13. Equity

For the three months ended June 30, 2023, the Company issued 1,435,810 shares of Common Stock at an average price of $19.34 through private placement offerings resulting in gross proceeds to the Company of $27.8 million. For the three months ended June 30, 2022, the Company issued 2,599,583 shares of Common Stock at an average price of $20.01 through private placement offerings resulting in gross proceeds to the Company of $52.0 million. The Company had 44,941,013 shares outstanding as of June 30, 2023 and 42,294,773 shares outstanding as of December 31, 2022. As of June 30, 2023, the Company has received capital commitments totaling $1,181 million, of which, $305.4 million remains unfunded. As of December 31, 2022, the Company had received capital commitments totaling $1,152 million, of which, $319 million remained unfunded.

Note 14. Subsequent Events

Management has evaluated subsequent events and transactions for potential recognition and/or disclosure through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and six months ended June 30, 2023.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Unless indicated otherwise, the “Company,“ “we,“ “us,“ and “our“ refer to Stone Point Credit Corporation, and the “Adviser“ refers to Stone Point Credit Adviser LLC, an affiliate of Stone Point Capital LLC (“Stone Point Capital“) (together with the Adviser and their other affiliates, collectively, “Stone Point“).

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

As of June 30, 2023, the Company has called equity capital in the amount of $875.2 million. See “Subscriptions and Drawdowns“ under “Financial Condition, Liquidity and Capital Resources“ below for further details. Management anticipates calling additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to private placements (“Private Offering“) of the Company’s common stock (“Common Stock“).

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

Ability to Leverage Stone Point’s Experienced Investment Team. The Adviser intends to utilize Stone Point Capital’s significant resources and knowledge throughout the life cycle of each investment to support the Stone Point Credit Investment Team’s Credit Activities. On an as-needed basis, the Stone Point Capital Private Equity Team contributes a portion of its time, effort and resources to support Credit Activities. Stone Point Capital has a long, successful record of making investments and managing businesses in the financial services industry. Stone Point Capital has raised nine private equity funds with an investment track record of over 25 years and a focus on investments in companies in the global financial services industry and related sectors. Stone Point Capital and its affiliates have invested in 26 asset management platforms over 15 years and Stone Point believes that its experience investing in and building businesses across a variety of credit strategies, positions the Company for success in the direct lending middle market. The Stone Point Credit Investment Team is responsible for making all investment and disposition recommendations to the Adviser’s investment committee (the “Investment Committee”). The Investment Committee makes all investment and disposition decisions, subject to Board oversight. As of June 30, 2023, the Investment Team is comprised of 85 investment professionals, operating partners and senior advisors who bring to Stone Point considerable experience with Stone Point and/or from other leading private equity, private debt, investment banking, financial services, corporate law, and accounting firms. A majority of the Investment Team is focused on the private equity markets; however, Stone Point intends to continue to expand the Stone Point Credit Investment Team to support the ongoing growth of the Company and expansion of the Credit Activities. As of June 30, 2023, the Stone Point Credit Investment Team was comprised of 15 dedicated investment professionals1.

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

●	Mr. Bronner is the President of the Company, Head of Stone Point Credit, and a member of the Investment Committee, Allocation Committee and Valuation Committee of the Adviser. Prior to joining Stone Point in 2009, he was in the Private Equity Division at Lehman Brothers Inc.
●	Mr. Carey is President of Stone Point, a member of the Investment Committees of the Adviser and the Trident Funds, and a member of the Allocation Committee of the Adviser. Prior to joining the Firm in 1997, he was in the Financial Institutions Investment Banking Group at Merrill Lynch & Co. and prior to that time was an attorney with Kelley Drye & Warren LLP.
●	Mr. Rosenzweig is a Managing Director of Stone Point and a member of the Investment Committee and Valuation Committee of the Adviser. Prior to joining the Firm in 2006, he was in the Financial Institutions Investment Banking Group at UBS Investment Bank.
●	Mr. Wermuth is the Chairman of the Company, Chief Operating Officer of Stone Point, a member of the Investment Committees of the Adviser and the Trident Funds, and a member of the Allocation Committee and Valuation Committee of the Adviser. Prior to joining the Firm in 1999, he was an attorney specializing in mergers and acquisitions at Cleary, Gottlieb, Steen & Hamilton LLP and prior to that time an auditor for KPMG Peat Marwick.
●	Mr. Zerbib is Chief Investment Officer of Stone Point, a member of the Investment Committees of the Adviser and the Trident Funds, and a member of the Valuation Committee of the Adviser. Prior to joining the Firm in 1998, he was in the Financial Institutions Group at Goldman Sachs.

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

1	Includes one employee whose focus is shared across Stone Point Credit and Stone Point Capital.
2	From the Commencement of Operations through February 28, 2022, the Investment Committee for the Adviser was comprised of James D. Carey, Charles A. Davis, Stephen Friedman, David J. Wermuth and Nicolas D. Zerbib. Effective March 1, 2022, Scott J. Bronner and Eric L. Rosenzweig joined the Investment Committee and Charles A. Davis and Stephen Friedman have each assumed an advisory role to the Investment Committee.

The following table sets forth the experience of the Adviser’s Investment Committee.

	Years in
	Financial	Years at
The Adviser’s Investment Committee	Services	Stone Point
Scott J. Bronner, Head of Stone Point Credit
Member of the Investment Committee	17	14
James D. Carey, President of Stone Point
Member of the Investment Committee	29	26
Eric L. Rosenzweig, Managing Director
Member of the Investment Committee	19	17
David J. Wermuth, Chief Operating Officer of Stone Point
Member of the Investment Committee	26	23
Nicolas D. Zerbib, Chief Investment Officer of Stone Point
Member of the Investment Committee	28	25

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

Leverage

The amount of leverage that the Company employs will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in the Small Business Credit Availability Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of June 30, 2023 and December 31, 2022, the Company’s asset coverage ratio was 186% and 189%, respectively.

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets or capital commitments as collateral to financing facilities.

Financial and Operating Highlights

	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2023	2023
Total investment income	$54,467,208	$103,592,730
Total expenses	25,843,499	49,528,763
Net investment income (loss)	28,623,709	54,063,967
Total net realized gains (losses)	428,818	859,307
Total net change in unrealized appreciation (depreciation)	(1,832,055)	995,344

Net increase (decrease) in net assets resulting from operations	$27,220,472	$55,918,618

Per share information - basic and diluted:
Net investment income (loss)	$0.66	$1.26
Net increase (decrease) in net assets resulting from operations	$0.62	$1.30
Distributions declared per share	$0.64	$1.24

	As of	As of
	June 30,	December 31,
Consolidated balance sheet data	2023	2022
Cash and cash equivalents	$45,327,783	$33,791,187
Investments at fair value	1,851,075,132	1,688,521,222
Total assets	1,922,201,031	1,744,124,451
Total debt (net of unamortized debt issuance costs)	1,007,030,585	905,451,075
Total liabilities	1,051,245,082	926,938,862
Total net assets	$870,955,949	$817,185,589
Net asset value per share	$19.38	$19.32
Other data:
Number of portfolio companies	71	66
Distributions declared per share	1.24	1.89
Total return based on net asset value [1]	6.85%	5.35%

1	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share, assuming reinvestment of any distributions during the period. Total return is not annualized and does not include a sales load.

Portfolio and Investment Activity

Our investment activity for the three months ended June 30, 2023 is presented below (information presented herein is at par value unless otherwise indicated).

Three Months Ended
June 30, 2023
New investment commitments:
Total new investment commitments	$125,633,868
Principal amount of investments funded:
First lien loans	$101,704,528
Second lien loans	-
Unsecured notes	17,633,000
Total principal amount of investments funded	$119,337,528
Principal amount of investments sold or repaid:
First lien loans	24,903,942
Second lien loans	-
Unsecured loans	5,158,194
Total principal amount of investments sold or repaid	$30,062,136
Number of new investment commitments in new portfolio companies	5
Average new investment commitment amount in new portfolio companies	$15,251,601
Percentage of new debt investment commitments at floating rates	98.1%
Percentage of new debt investment commitments at fixed rates	1.9%
Weighted average yield to maturity on funded debt and other income producing investments to new portfolio companies during the period[1]	11.9%
Weighted average yield to maturity on debt and other income producing securities sold or repaid in full during the period	10.5%

1	Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees or present value adjustments.

As of June 30, 2023, the Company had 146 debt investments in 71 portfolio companies with an aggregate fair value of $1,826.7 million. As of December 31, 2022, the Company had 135 debt investments in 66 portfolio companies with an aggregate value of $1,675.0 million.

As of June 30, 2023 and December 31, 2022, the Company’s investments consisted of the following:

	June 30, 2023			December 31, 2022
			Percent of			Percent of
	Amortized	Fair	Total Portfolio	Amortized	Fair	Total Portfolio
Investments:	Cost	Value	at Fair Value	Cost	Value	at Fair Value
First Lien Loans	$1,562,190,809	$1,547,952,616	83.7%	$1,425,048,682	$1,412,214,024	83.6%
Second Lien Loans	194,045,928	180,132,188	9.7%	193,720,645	178,146,384	10.6%
Unsecured Notes	98,420,549	98,589,154	5.3%	84,845,719	84,600,524	5.0%
Equity	24,797,216	24,401,174	1.3%	14,280,890	13,560,290	0.8%
Total Investments	$1,879,454,502	$1,851,075,132	100.0%	$1,717,895,936	$1,688,521,222	100.0%

The industry composition of investments based on fair value as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022
Capital Markets	5.0%	5.6%
Diversified Consumer Services	0.6	0.7
Financial Services	9.1	8.5
Health Care Providers & Services	10.8	10.7
Health Care Technology	6.1	6.8
Insurance	21.1	16.6
IT Services	13.4	14.5
Professional Services	13.4	14.4
Real Estate Management & Development	2.6	2.9
Software	17.9	19.3
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022
U.S.	98.3%	98.2%
Non-U.S.	1.7	1.8
Total	100.0%	100.0%

The following table presents certain selected information regarding our investment portfolio as of June 30, 2023 and December 31, 2022:

	As of	As of
	June 30, 2023	December 31, 2022
Number of portfolio companies	71	66
Weighted Average EBITDA (based on par)	$188 million	$186 million
Percentage of performing debt bearing a floating rate	94.4%	94.7%
Percentage of performing debt bearing a fixed rate	5.6%	5.3%
Weighted average yield to maturity on funded debt and other income producing investments[1]	12.0%	11.1%

1	Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees or present value adjustments.

The following table presents the maturity schedule of our debt investments based on fair value as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
		Percentage		Percentage
Maturity Year	Fair Value	of Portfolio	Fair Value	of Portfolio
2023	$434,456	0.0%	$—	—%
2024	13,596,774	0.7	15,146,311	0.9
2025	40,437,075	2.2	39,540,046	2.4
2026	173,788,766	9.5	160,230,268	9.6
2027	424,660,266	23.2	403,461,929	24.1
2028	683,405,409	37.5	598,245,358	35.7
2029	444,525,527	24.4	419,976,828	25.0
2030	15,268,767	0.8	18,473,274	1.1
2031	19,886,918	1.1	19,886,918	1.2
2032	—	0.0	—	—
2033	10,670,000	0.6	—	—
Total	$1,826,673,958	100.0%	$1,674,960,932	100.0%

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

The following table shows the composition of our portfolio investments on the Adviser’s internal performance rating scale:

	June 30, 2023		December 31, 2022
		Percentage		Percentage
Investment Rating	Fair Value	of Portfolio	Fair Value	of Portfolio
1	$148,671,255	8.0%	$126,349,419	7.5%
2	1,613,793,869	87.2	1,509,838,451	89.4
3	88,382,204	4.8	52,333,352	3.1
4	227,804	0.0	—	—
5	—	—	—	—
Total	$1,851,075,132	100.0%	$1,688,521,222	100.0%

The following table presents the amortized cost of our performing and non-accrual investments as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Amortized		Amortized
	Cost	Percentage	Cost	Percentage
Performing	$1,879,454,502	100.0%	$1,703,615,046	100.0%
Non-accrual	—	—	—	—
Total	$1,879,454,502	100.0%	$1,703,615,046	100.0%

The following table presents the fair value of our performing and non-accrual investments as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,851,075,132	100.0%	$1,674,960,932	100.0%
Non-accrual	—	—	—	—
Total	$1,851,075,132	100.0%	$1,674,960,932	100.0%

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

Results of Operations

The following table presents the operating results for the three and six months ended June 30, 2023:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2023	2023
Total investment income	$54,467,208	$103,592,730
Less: total expenses	25,843,499	49,528,763
Net investment income (loss)	28,623,709	54,063,967
Total net realized gains (losses)	428,818	859,307
Net change in unrealized appreciation (depreciation) on investments	(1,832,055)	995,344
Net increase (decrease) in net assets resulting from operations	$27,220,472	$55,918,618

Investment Income

Total investment income was $54,467,208 and $103,592,730 for the three and six months ended June 30, 2023, respectively. Total investment income consisted of interest income from investments, interest from cash and cash equivalents and fee income.

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2023	2023
Interest income from investments	$53,443,913	$102,291,506
Dividend income from investments	535,486	813,120
Interest from cash and cash equivalents	309	604
Fee income	487,500	487,500
Total investment income	$54,467,208	$103,592,730

Expenses

Operating expenses for the three and six months ended June 30, 2023 were as follows:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2023	2023
Base management fees	$5,909,274	$11,485,517
Interest and credit facility fees	18,183,938	34,746,981
Offering costs	27,629	52,624
Professional fees	1,615,198	3,029,049
Directors fees	91,875	183,750
Insurance expenses	15,585	30,842
Total expenses	$25,843,499	$49,528,763

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

For the three and six months ended June 30, 2023, the Company incurred $329,000 and $658,000 of administrative overhead expenses, respectively.

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

Net Realized Gains (Losses) and Unrealized Appreciation (Depreciation) on Investments

The following table summarizes our net realized gains (losses) and unrealized appreciation (depreciation) for the three and six months ended June 30, 2023:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2023	2023
Net realized gains (losses) and unrealized appreciation (depreciation) on investments
Total net realized gains (losses)	$428,818	$859,307
Total net change in unrealized appreciation (depreciation)	(1,832,055)	995,344

Net realized gains (losses) and unrealized appreciation (depreciation) on investments	$(1,403,237)	$1,854,651

For the three and six months ended June 30, 2023, we had net realized gains on investments of $0.4 and $0.9 million, respectively.

The Adviser determines the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. During the three and six months ended June 30, 2023, we had net unrealized depreciation on our investment portfolio of $1.8 million and net unrealized appreciation on our investment portfolio of $1.0 million, respectively.

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

Since inception, the Company has completed the following share issuances:

	Number of Common
Common Stock Issuance Date	Stock Issued	Aggregate Offering Price
June 28, 2023	1,126,918	$21,800,000
June 26, 2023(1)	252,293	4,880,557
April 3, 2023	56,599	1,093,900
March 29, 2023	980,749	18,906,100
March 27, 2023(1)	229,681	4,427,602
December 30, 2022	2,467,892	48,500,000
December 27, 2022(1)	186,283	3,666,375
September 28, 2022	5,000,901	99,900,000
September 26, 2022(1)	138,540	2,767,536
June 29, 2022	2,498,950	50,000,000
June 27, 2022(1)	100,633	2,013,490
March 29, 2022	1,986,561	40,000,000
March 25, 2022	2,734,196	55,000,000
March 24, 2022(1)	87,065	1,751,362
December 22, 2021(1)	44,706	898,396
December 9, 2021	10,296,137	210,000,000
September 24, 2021	3,783,388	75,000,000
September 23, 2021(1)	17,842	353,695
August 25, 2021(1)	13,540	271,305
June 18, 2021	5,025,757	100,000,000
March 30, 2021	3,687,064	71,877,447
February 26, 2021	1,429,493	28,121,553
February 4, 2021	1,545,776	30,000,000
December 24, 2020	744,307	14,886,136
December 21, 2020	505,693	10,113,864
November 17, 2020	50	1,000
Total	44,941,014	$896,230,318

(1)	Shares were issued to Stockholders participating in the Company’s DRIP.

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

Debt

Financing Facilities

	June 30, 2023
	AggregatePrincipal	Outstanding	Amount	Net Carrying
	Committed	Principal	Available	Value
Capital Call Facility	$125,000,000	$99,000,000	$26,000,000	$98,774,593
Revolving Credit Facility	750,000,000	690,000,000	60,000,000	685,129,284
2025 Notes	225,000,000	225,000,000	—	223,126,708
Total	$1,100,000,000	$1,014,000,000	$86,000,000	$1,007,030,585

	December 31, 2022
	Aggregate Principal	Outstanding	Amount	Net Carrying
	Committed	Principal	Available	Value
Capital Call Facility	$125,000,000	$5,000,000	$120,000,000	$4,561,000
Revolving Credit Facility	$750,000,000	$684,000,000	$66,000,000	$678,169,958
2025 Notes	$225,000,000	$225,000,000	$—	$222,720,117
Total	$1,100,000,000	$914,000,000	$186,000,000	$905,451,075

Liquidity

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023	December 31, 2022
Cash and cash equivalents	$45,327,783	$33,791,187
Unused borrowing capacity	86,000,000	186,000,000
Unfunded portfolio company commitments	(224,952,220)	(210,252,851)
Undrawn capital commitments	305,355,156	318,611,256
Total operational liquidity	$211,730,719	$328,149,592

Distributions

For the three and six months ended June 30, 2023 and 2022, the Company declared the following distributions:

	Payment	Distribution Rate	Annualized Distribution
Record Date	Date	per Share	Rate[1]	Distribution Paid
June 23, 2023	June 26, 2023	0.640	13.2%	27,879,553
March 24, 2023	March 27, 2023	0.600	12.6%	25,376,864
June 24, 2022	June 27, 2022	0.405	8.1%	12,970,138
March 23, 2022	March 24, 2022	0.425	8.5%	11,514,845

1	Annualized distribution yield is calculated as annualized quarterly declared distribution divided by weighted average net asset value over the period. Weighted average net asset value is based on the net asset value at the beginning of the quarter plus capital called and distributions reinvested during the quarter.

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

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of June 30, 2023 and December 31, 2022, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

		June 30, 2023	December 31, 2022
Portfolio Company	Type of Investment	Par	Par
2-10 Holdco, Inc.	First Lien Revolving Loan	$2,777,778	$2,777,778
Accordion Partners LLC	First Lien Delayed Draw Term Loan	3,051,020	4,576,531
Accordion Partners LLC	First Lien Revolving Loan	2,034,014	2,034,014
AmeriLife Group LLC	First Lien Delayed Draw Term Loan	3,515,152	3,515,152
AmeriLife Group LLC	First Lien Revolving Loan	4,393,939	5,272,727
Anaplan, Inc.	First Lien Revolving Loan	1,546,008	1,546,008
AxiomSL Group, Inc.	First Lien Delayed Draw Term Loan	2,273,873	2,273,873
AxiomSL Group, Inc.	First Lien Revolving Loan	2,481,089	2,481,089
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	—	8,010,000
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	3,000,000	3,000,000
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	4,360,465	—
Belmont Buyer, Inc.	First Lien Revolving Loan	1,942,587	—
Bottomline Technologies, Inc.	First Lien Revolving Loan	7,365,385	7,365,385
Captive Resources Midco, LLC	First Lien Revolving Loan	2,202,764	2,202,764
CNSI Holdings, LLC	First Lien Revolving Loan	1,440,694	1,440,694
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	—	5,376,426
Diligent Corporation	First Lien Revolving Loan	2,600,000	3,500,000
Elkay LLC	First Lien Revolving Loan	3,611,111	3,611,111
Explorer Investor, Inc.	First Lien Delayed Draw Term Loan	5,058,140	5,058,140
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	10,363,636	—
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	594,253	594,253
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	21,000,000	—
Galway Borrower, LLC	First Lien Revolving Loan	4,098,295	4,098,295
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	2,248,333	4,397,000
Geosyntec Consultants, Inc.	First Lien Revolving Loan	1,499,295	1,609,000
GovDelivery Holdings, LLC	First Lien Revolving Loan	1,665,527	1,603,843
GraphPAD Software, LLC	First Lien Delayed Draw Term Loan	11,000,000	11,000,000
GraphPAD Software, LLC	First Lien Revolving Loan	2,500,000	2,500,000
IG Investments Holdings LLC	First Lien Revolving Loan	5,057,803	3,034,682
Imagine Acquisitionco, LLC	First Lien Delayed Draw Term Loan	6,430,868	6,430,868
Imagine Acquisitionco, LLC	First Lien Revolving Loan	4,630,225	4,630,225
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	—	2,777,778
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	10,000,000	—
MBO Partners, Inc.	First Lien Delayed Draw Term Loan	9,910,664	9,910,664
Ministry Brands Purchaser, LLC	First Lien Delayed Draw Term Loan	4,936,370	5,649,718
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	1,073,446	847,458
Mirra-Prime Access Holdings, LLC	First Lien Revolving Loan	1,370,000	1,712,500
Neptune Flood Incorporated	First Lien Revolving Loan	750,000	—
OneDigital Borrower LLC	First Lien Delayed Draw Term Loan	14,250,000	—
Project K BuyerCo, Inc.	First Lien Revolving Loan	7,727,273	7,727,273
RSC Acquisition, Inc.	First Lien Delayed Draw Term Loan	3,204,474	23,325,789
Simplifi Holdings, Inc.	First Lien Revolving Loan	2,168,675	2,891,566
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	—	1,168,555
SpecialtyCare, Inc.	First Lien Revolving Loan	1,062,323	658,640
Spirit RR Holdings, Inc.	First Lien Revolving Loan	1,166,855	1,400,226
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	2,800,000	4,130,000
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	2,800,000	980,000
Syntax Systems Limited	First Lien Delayed Draw Term Loan	2,970,297	2,970,297
Syntax Systems Limited	First Lien Revolving Loan	396,040	396,040
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	7,606,857	13,698,286
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	2,000,000	2,000,000
Tamarack Intermediate LLC	First Lien Delayed Draw Term Loan	2,935,268	2,890,625
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	7,446,809	7,446,809
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	8,846,154	8,942,308
Williams Martson, LLC	First Lien Delayed Draw Term Loan	2,553,846	2,553,846
Williams Martson, LLC	First Lien Revolving Loan	2,234,615	2,234,615
Total Par		$224,952,220	$210,252,851

The Company expects to maintain sufficient liquidity in the form of cash, financing capacity and undrawn capital commitments from our investors to cover any outstanding unfunded portfolio company commitments we may be required to fund.

Investor Commitments

As of June 30, 2023, the Company had received capital commitments totaling $1,181 million, of which, $305 million remained unfunded. As of December 31, 2022, the Company had received capital commitments totaling $1,152 million, of which, $319 million remained unfunded.

Contractual Obligations

Our payment obligations for repayment of debt, which total our contractual obligations on June 30, 2023, include $99 million of financing under the Capital Call Facility maturing in less than one year and $690 million of financing under the Revolving Credit Facility maturing in three to five years, and $225 million of financing under the 2025 Notes maturing in one to three years.

	Payments Due by Period
		Less Than	1 – 3	3 – 5	More Than
	Total	1 Year	Years	Years	5 Years
Capital Call Facility	$99,000,000	$99,000,000	$—	$—	$—
Revolving Credit Facility	690,000,000	—	—	690,000,000	—
2025 Notes	225,000,000	—	225,000,000	—	—
Total Contractual Obligations	$1,014,000,000	$99,000,000	$225,000,000	$690,000,000	$—

Hedging

In connection with certain portfolio investments, the Company may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while the Company may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors may result in a poorer overall performance for the Company than if it had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions through the three months ended June 30, 2023.

Critical Accounting Policies

This discussion of the Company’s operating plan is based upon the Company’s consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP“). The preparation of these consolidated financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, the Company describes its critical accounting policies in the notes to the Company’s consolidated financial statements.

Valuation of Investments

The Board has designated the Adviser as the Company’s “Valuation Designee“ under Rule 2a-5 under the 1940 Act. The Adviser, with the assistance of the Adviser’s Valuation Committee, subject to oversight by the Board, determines the value of the Company’s investments in accordance with fair value accounting guidance promulgated under U.S. GAAP, which establishes a hierarchical disclosure framework which ranks the observability inputs used in measuring financial instruments at fair value. See the Notes to Consolidated Financial Statements for a description of the hierarchy for fair value measurements and a description of the Company’s valuation procedures.

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

Offering and Organizational Expenses

The Company has and will continue to bear expenses relating to the organization of the Company and the Private Offering and any subsequent offering of Common Stock, including the listing of the Company’s Common Stock on a national securities exchange. Organizational expenses include, without limitation, the cost of incorporation, including legal fees related to the creation and organization of the Company, its related documents of organization and its election to be regulated as a BDC. Offering expenses include, without limitation, legal, accounting, printing and other offering costs including those associated with the preparation of a registration statement in connection with any subsequent offering of Common Stock. The Adviser has agreed to bear the aggregate organizational and offering costs in connection with the Private Offering in excess of $1,250,000. Organizational costs to establish the Company are charged to expense as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company. Offering costs in connection with the offering of shares of Common Stock of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months beginning with the latter of either the commencement of operations or from incurrence. These expenses consist primarily of legal fees and other costs incurred with the Company’s stock offerings, the preparation of the Company’s registration statement, and registration fees.

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

As of June 30, 2023, 94.4% of our debt investments based on fair value were at floating rates. Our credit facilities, including our Capital Call Facility and Revolving Credit Facility, also bear interest at floating rates.

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2023, the following table shows the approximate annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors and assuming no changes in our investment portfolio and borrowing structure):

	Change in
			Net Investment
Basis point change	Interest Income (1)	Interest Expense	Income (Loss)
300	$53,528,045	$(23,670,000)	$29,858,045
200	35,685,363	(15,780,000)	19,905,363
100	17,842,682	(7,890,000)	9,952,682
(100)	(17,842,682)	7,890,000	(9,952,682)
(200)	(35,685,363)	15,780,000	(19,905,363)
(300)	(53,528,045)	23,670,000	(29,858,045)

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts, subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments. We did not engage in interest rate hedging activities during the three months ended June 30, 2023.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023 (the end of the period covered by this report), our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

LIBOR

LIBOR, the London Interbank Offered Rate, was a leading floating rate benchmark used in loans, notes, derivatives and other instruments or investments. As a result of benchmark reforms, publication of most LIBOR settings has ceased. Some LIBOR settings continue to be published but only on a temporary, synthetic and non-representative basis. Regulated entities have generally ceased entering into new LIBOR contracts in connection with regulatory guidance or prohibitions. Public and private sector actors have worked to establish new or alternative reference rates to be used in place of LIBOR. We generally expect to use an alternative reference rate as the reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using the alternative reference rate. The terms of our debt investments generally include minimum interest rate floors which are calculated based on the applicable alternative reference rate.

To identify a successor rate for USD LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”), or other rates derived from SOFR, as its preferred alternative rate for USD LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. There is no assurance that the composition or characteristics of any such alternative reference rate will be similar to or produce the same value or economic equivalence as LIBOR or that it will have the same volume or liquidity as did LIBOR, which may affect the value or liquidity or return on certain of the Company’s investments and result in costs incurred in connection with closing out positions and entering into new trades. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR or any other alternative reference rates that may be enacted or adopted in the United States, United Kingdom or elsewhere.

The elimination of LIBOR, the adoption of one or more alternative reference rates such as SOFR or any other changes or reforms to the determination or supervision of LIBOR or any of these alternative reference rates could have an adverse impact on the market for or value of any securities, loans, and other financial obligations or extensions of credit held by or due to the Company linked to any such reference rate or on the Company’s overall financial condition or results of operations. The replacement of LIBOR with an alternative reference rate on the Company’s debt investments could have an adverse effect on the Company’s overall financial condition or results of operations. Following the replacement of LIBOR or as a result of using any alternative reference rate, some or all of the agreements governing the Company’s debt investments in place could bear interest a lower interest rate than would have otherwise been in effect had the use of LIBOR continued, which could have an adverse impact on the Company’s results of operations.

Recent Developments

None

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosure

Not applicable.

Item 5.Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation[1]

3.2	Bylaws[2]

10.1	Amendment to Loan and Security Agreement between SPCC Funding I LLC and JPMorgan Chase Bank, National Association[3]

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.

1 Previously filed as an exhibit to Amendment No. 1 to the Company’s registration statement on Form 10 (File No. 000-56209) filed with the SEC on November 25, 2020.

2 Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on January 4, 2021.

3 Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on July 7, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stone Point Credit Corporation

Date: August 11, 2023	By:	/s/ Scott J. Bronner
Name: Scott J. Bronner
Title: Principal Executive Officer

Date: August 11, 2023	By:	/s/ Gene Basov
Name: Gene Basov
Title: Principal Financial Officer