Form 10-Q
period 2023-09-30
Stone Point Credit Corp
filed 2023-11-13
CIK 1825384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2023

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

The issuer had 47,738,090 shares of Common Stock, $0.001 par value per share, outstanding as of November 13, 2023.

Stone Point Credit Corporation

Form 10-Q for the Quarter Ended September 30, 2023

Item 1.Consolidated Financial Statements

Stone Point Credit Corporation

Consolidated Statements of Assets and Liabilities

	September 30, 2023
	(Unaudited)	December 31, 2022
Assets:
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $1,952,218,944 and $1,717,895,936, respectively)	$1,932,570,887	$1,688,521,222
Cash and cash equivalents	49,593,498	33,791,187
Interest receivable	19,941,217	19,132,554
Unsettled trades receivable	7,011,545	470,520
Paydown receivable	849,056	1,713,709
Deferred offering expenses	41,795	52,286
Prepaid expenses and other assets	21,762	442,973
Total assets	$2,010,029,760	$1,744,124,451

Liabilities:
Revolving credit facilities payable (net of deferred financing costs of $6,698,649 and $6,269,042, respectively) (Note 6)	$822,801,351	$682,730,958
2025 Notes payable (net of debt issuance costs of $1,608,274 and $2,279,883, respectively) (Note 6)	223,391,726	222,720,117
Interest and financing fees payable	18,594,731	12,013,294
Unsettled trades payable	—	1,543,754
Base management fees payable (Note 3)	6,286,879	5,548,862
Accounts payable and accrued expenses	3,067,167	2,381,877
Total liabilities	$1,074,141,854	$926,938,862

Commitments and contingencies (Note 5)
Net Assets:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2023 and December 31, 2022	$—	$—
Common Stock, $0.001 par value, 250,000,000 shares authorized, 47,738,090 and 42,294,773 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	47,738	42,295
Paid in capital in excess of par	949,297,939	844,066,477
Distributable (accumulated) earnings (losses)	(13,457,771)	(26,923,183)
Total net assets	935,887,906	817,185,589
Total liabilities and net assets	$2,010,029,760	$1,744,124,451
Net asset value per share of Common Stock	$19.60	$19.32

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Operations

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2023	September 30, 2023	September 30, 2022	September 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Investment income:
Interest income from non-controlled/non-affiliated investments	$58,811,687	$161,103,193	$34,992,194	$83,447,374
Dividend income from non-controlled/non-affiliated investments	299,320	1,112,440	273,875	273,875
Interest income from cash and cash equivalents	490	1,094	402	1,057
Total interest income	59,111,497	162,216,727	35,266,471	83,722,306

Fee income	—	487,500	373,750	373,750
Total fee income	—	487,500	373,750	373,750
Total investment income	$59,111,497	$162,704,227	$35,640,221	$84,096,056

Operating expenses:
Base management fees (Note 3)	$6,286,880	$17,772,397	$5,157,000	$13,388,694
Interest and financing fees (Note 6)	19,735,996	54,482,977	12,005,058	24,407,919
Offering costs (Note 4)	24,315	76,939	33,518	77,876
Professional fees	1,724,881	4,753,930	1,500,943	3,801,409
Directors fees	91,875	275,625	91,875	275,625
Insurance expense	15,629	46,471	15,544	53,899
Total expenses	27,879,576	77,408,339	18,803,938	42,005,422
Net investment income (loss)	$31,231,921	$85,295,888	$16,836,283	$42,090,634
Net realized gains (losses) and unrealized appreciation (depreciation) on investments:
Net realized gains (losses):
Non-controlled/non-affiliated investments	$276,340	$1,135,647	$657,874	$984,078
Total net realized gains (losses)	$276,340	$1,135,647	$657,874	$984,078
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$8,731,313	$9,726,657	$(14,617,098)	$(20,727,283)
Total net change in unrealized appreciation (depreciation)	$8,731,313	$9,726,657	$(14,617,098)	$(20,727,283)
Net increase (decrease) in net assets resulting from operations	$40,239,574	$96,158,192	$2,877,059	$22,347,429

Per share information - basic and diluted:
Net investment income (loss)	$0.69	$1.95	$0.49	$1.34
Net increase (decrease) in net assets resulting from operations	$0.89	$2.20	$0.08	$0.71
Weighted average shares outstanding	45,006,570	43,662,348	34,671,760	31,364,392

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Changes in Net Assets

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2023	September 30, 2023	September 30, 2022	September 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$31,231,921	$85,295,888	$16,836,283	$42,090,634
Total net realized gains (losses)	276,340	1,135,647	657,874	984,078
Total net change in unrealized appreciation (depreciation)	8,731,313	9,726,657	(14,617,098)	(20,727,283)
Net increase (decrease) in net assets resulting from operations	40,239,574	96,158,192	2,877,059	22,347,429

Decrease in net assets resulting from Stockholder distributions:
Shares distributed pursuant to dividend reinvestment plan	(4,228,747)	(13,536,906)	(2,767,536)	(6,532,388)
Distributions to Stockholders from earnings	(25,207,617)	(69,155,875)	(14,828,054)	(35,498,185)
Net decrease in net assets resulting from Stockholder distributions	(29,436,364)	(82,692,781)	(17,595,590)	(42,030,573)

Increase in net assets resulting from capital share transactions:
Issuance of Common Stock pursuant to dividend reinvestment plan	4,228,747	13,536,906	2,767,536	6,532,388
Issuance of shares of Common Stock	49,900,000	91,700,000	99,900,000	244,900,000
Net increase in net assets resulting from capital share transactions	54,128,747	105,236,906	102,667,536	251,432,388

Total increase in net assets	64,931,957	118,702,317	87,949,005	231,749,244
Net assets, beginning of period	870,955,949	817,185,589	689,369,598	545,569,359
Net assets, end of period	$935,887,906	$935,887,906	$777,318,603	$777,318,603
Net asset value per share	$19.60	$19.60	$19.61	$19.61
Common Stock outstanding at the end of the period	47,738,090	47,738,090	39,640,599	39,640,599

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$96,158,192	$22,347,429
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Total net change in unrealized (appreciation) depreciation	(9,726,657)	20,727,283
Total net realized (gains) losses	(1,135,647)	(984,078)
Net amortization and accretion of premiums and discounts	(6,346,670)	(4,603,631)
Purchases of investments, net	(362,346,465)	(739,665,958)
Sales and repayments of investments, net	135,505,773	235,668,543
Amortization of deferred financing costs	1,766,794	—
Amortization of debt issuance costs	771,609	—
Changes in operating assets and liabilities:
Interest receivable	(808,663)	(7,080,112)
Dividend receivable	—	(264,500)
Unsettled trades receivable	(6,541,025)	(11,367,702)
Paydown receivable	864,653	(954,559)
Deferred offering expenses	10,491	(14,610)
Prepaid expenses and other assets	421,211	4,575
Base management fees payable	738,017	2,337,731
Organizational and offering expenses payable	—	(41,057)
Accounts payable and accrued expenses	685,290	188,179
Interest and financing fees payable	6,581,437	9,058,397
Unsettled trades payable	(1,543,754)	18,583,349
Net cash used in operating activities	(144,945,414)	(456,060,721)

Cash flows from financing activities:
Borrowings under revolving credit facilities	478,000,000	811,000,000
Payments on revolving credit facilities	(337,500,000)	(771,000,000)
Deferred financing costs	(2,196,400)	(926,261)
Borrowings under 2025 Notes	—	225,000,000
Debt issuances costs	(100,000)	(2,499,087)
Distributions paid in cash	(69,155,875)	(35,498,185)
Proceeds from issuance of shares of Common Stock	91,700,000	244,900,000
Net cash provided by financing activities	160,747,725	470,976,467

Net increase (decrease) in cash and cash equivalents	15,802,311	14,915,746
Cash and cash equivalents, beginning of period	33,791,187	15,096,474
Cash and cash equivalents, end of period	$49,593,498	$30,012,220

Supplemental and Non-Cash Information
Cash paid during the period for interest	$44,984,417	$13,376,932
Reinvestment of distributions during the period	$13,536,906	$6,532,388

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of September 30, 2023 (Unaudited)

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
Non-Controlled/Non-Affiliated Investments
Debt Investments – 202.8%
Capital Markets
Project K BuyerCo, Inc.	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [12]	11.52%	12/10/2027	75,920,455	$74,777,980	$75,943,231	8.1%
Project K BuyerCo, Inc.	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [8]	11.52%	12/10/2027	—	(107,991)	2,318	0.0%
Project K BuyerCo, Inc.	Unsecured Note	N/A					10.00%	12/10/2028	13,812,624	13,028,728	12,208,978	1.3%
Resolute Investment Managers, Inc.	First Lien Revolving Loan	SOFR +	4.25	% [12]			9.79%	4/30/2024	5,194,634	5,182,150	4,712,572	0.5%
Resolute Investment Managers, Inc.	Second Lien Term Loan	SOFR +	8.00	% [12]			13.63%	4/30/2025	846,853	845,141	204,600	0.0%
Total Capital Markets										93,726,008	93,071,699	9.9%

Diversified Consumer Services
Harbor Purchaser Inc.	Second Lien Term Loan	SOFR +	8.50	%,	0.50	% Floor [12]	13.82%	4/8/2030	12,500,000	12,275,650	11,773,750	1.3%
Total Diversified Consumer Services										12,275,650	11,773,750	1.3%

Financial Services
Advisor Group Holdings, Inc. [6]	Unsecured Note	N/A					10.75%	8/1/2027	5,436,487	5,351,318	5,484,573	0.6%
Beacon Pointe Harmony, LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [12]	11.07%	12/29/2028	28,565,000	28,100,389	28,371,921	3.0%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor [12]	11.07%	12/29/2028	11,202,850	10,910,383	11,127,127	1.2%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor 8 12	11.07%	12/29/2028	2,895,011	2,866,095	2,633,241	0.3%
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	SOFR +	5.75	%,	0.75	% Floor [8]	11.07%	12/29/2027	—	(42,446)	(20,278)	0.0%
Edelman Financial Center [6]	Second Lien Term Loan	SOFR +	6.75	% [12]			12.18%	7/20/2026	5,121,067	4,794,835	5,114,666	0.5%
Freedom Mortgage Corp [6]	Unsecured Note	N/A					12.25%	10/1/2030	3,500,000	3,430,055	3,570,000	0.4%
GC Two Intermediate Holdings, Inc. [6]	Unsecured Note	N/A					7.50%	4/1/2029	11,888,565	10,133,686	10,454,804	1.1%
Ivy Hill Asset Management, L.P.	Unsecured Note	N/A					9.00%	6/29/2028	4,300,000	4,300,000	4,300,000	0.5%
Millennium Trust Co., LLC [6]	First Lien Term Loan	SOFR +	4.75	%,	0.75	% Floor [12]	10.17%	3/27/2026	3,938,144	3,849,289	3,929,402	0.4%
More Cowbell I LLC	First Lien Term Loan	SOFR +	6.25	%,	0.75	% Floor [12]	11.73%	9/2/2030	49,978,223	48,739,502	48,728,767	5.2%
More Cowbell I LLC	First Lien Delayed Draw Term Loan	SOFR +	6.25	%,	0.75	% Floor [8]	11.73%	9/2/2025	—	(65,276)	(136,106)	0.0%
More Cowbell I LLC	First Lien Revolving Loan	SOFR +	6.25	%,	0.75	% Floor 8 12	11.65%	9/2/2029	1,393,728	1,219,209	1,216,790	0.1%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [12]	11.26%	10/4/2027	22,020,455	21,881,141	21,826,675	2.3%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [12]	10.50%	10/4/2027	2,461,250	2,430,110	2,439,591	0.3%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [12]	10.50%	10/4/2027	2,466,464	2,401,055	2,444,759	0.3%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor 8 12	10.50%	10/4/2027	18,317,371	18,284,478	18,089,238	1.9%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	SOFR +	5.75	%,	1.00	% Floor [8]	10.50%	10/4/2027	—	—	(13,200)	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	SOFR +	5.75	%,	1.00	% Floor [8]	10.50%	10/4/2027	—	(1,346)	(4,400)	0.0%
TA/WEG Intermediate Holdings, LLC	Unsecured Note	N/A					15.00%	5/26/2033	11,000,000	10,673,008	10,697,500	1.1%
Total Financial Services										179,255,485	180,255,070	19.3%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
Health Care Providers & Services
Belmont Buyer, Inc.	First Lien Term Loan	SOFR +	6.50	%,	1.00	% Floor [12]	11.97%	6/21/2029	18,413,154	17,875,073	17,881,014	1.9%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR +	6.50	%,	1.00	% Floor [8] [12]	11.97%	6/21/2029	1,739,826	1,651,493	1,613,933	0.2%
Belmont Buyer, Inc.	First Lien Revolving Loan	SOFR +	6.50	%,	1.00	% Floor [8]	11.97%	6/21/2029	—	(62,363)	(63,009)	0.0%
CNSI Holdings, LLC	First Lien Term Loan	SOFR +	6.50	%,	0.50	% Floor [12]	11.75%	12/15/2028	15,045,611	14,570,603	14,595,747	1.6%
CNSI Holdings, LLC	First Lien Revolving Loan	SOFR +	6.50	%,	0.50	% Floor [8]	11.75%	12/17/2027	—	(42,080)	(43,077)	0.0%
CORA Health Holdings Corp.	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [12]	11.32%	6/15/2027	14,255,034	14,110,336	12,219,370	1.3%
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [12]	11.32%	6/15/2027	238,625	237,396	204,548	0.0%
Giving Home Health Care	Second Lien Term Loan	N/A					12.50%	2/18/2028	4,500,000	4,428,899	4,479,750	0.5%
MB2 Dental Solutions, LLC	First Lien Term Loan	SOFR +	6.00	%,	1.00	% Floor [12]	11.42%	1/29/2027	10,756,983	10,601,299	10,478,193	1.1%
MB2 Dental Solutions, LLC	First Lien Term Loan	SOFR +	6.00	%,	1.00	% Floor [12]	11.42%	1/29/2027	3,878,675	3,855,539	3,778,151	0.4%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [12]	11.42%	1/29/2027	26,564,490	26,192,599	25,876,015	2.8%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [12]	11.42%	1/29/2027	4,960,556	4,879,140	4,831,992	0.5%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.50	%,	1.00	% Floor 8 12	11.92%	1/29/2027	3,458,000	3,190,568	3,342,260	0.4%
Mirra-PrimeAccess Holdings, LLC	First Lien Term Loan	SOFR +	6.50	%,	1.00	% Floor [12]	11.93%	7/29/2026	24,500,000	24,189,037	24,037,429	2.6%
Mirra-PrimeAccess Holdings, LLC	First Lien Revolving Loan	SOFR +	6.50	%,	1.00	% Floor 8 12	11.93%	7/29/2026	1,027,500	967,448	975,768	0.1%
SpecialtyCare, Inc.	First Lien Term Loan	LIBOR +	5.75	%,	1.00	% Floor [10]	11.28%	6/19/2028	13,485,021	13,188,221	12,182,779	1.3%
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [12]	11.32%	6/19/2028	105,170	103,706	95,014	0.0%
SpecialtyCare, Inc.	First Lien Revolving Loan	LIBOR +	4.00	% [8]			4.00%	6/18/2026	-	(17,363)	(102,588)	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Term Loan	SOFR +	5.75%		0.75	% Floor [12]	11.24%	1/2/2029	24,132,500	23,844,641	23,263,847	2.5%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75%		0.75	% Floor 8 12	11.24%	1/2/2029	4,593,190	4,526,565	4,342,693	0.5%
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	SOFR +	5.75	%,	0.75	% Floor 8 12	11.17%	12/29/2026	490,000	455,901	364,017	0.0%
Trinity Partners Holdings LLC	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [12]	10.87%	12/21/2028	27,139,894	26,762,978	27,139,894	2.9%
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor [8]	10.87%	12/21/2023	—	(48,001)	—	0.0%
TST Intermediate Holdings, LLC	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [12]	11.19%	11/27/2026	12,262,045	12,138,049	11,822,682	1.3%
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor 8 12	11.19%	11/27/2026	3,605,769	3,594,209	3,159,603	0.3%
Total Health Care Providers & Services										211,193,893	206,476,025	22.1%

Health Care Technology
Ellkay, LLC	First Lien Term Loan	SOFR +	6.25	%,	1.00	% Floor [12]	11.77%	9/14/2027	28,311,111	27,910,585	26,023,860	2.8%
Ellkay, LLC	First Lien Revolving Loan	SOFR +	6.25	%,	1.00	% Floor [8]	11.77%	9/14/2027	—	(47,599)	(291,741)	0.0%
FINThrive Software Intermediate Holdings, Inc.	Second Lien Term Loan	SOFR +	6.75	%,	0.50	% Floor [12]	12.18%	12/17/2029	21,518,900	21,107,355	18,095,243	1.9%
GraphPAD Sofware, LLC	First Lien Term Loan	SOFR +	5.50	%,	1.00	% Floor [12]	11.22%	4/27/2027	4,100,098	4,072,378	4,038,186	0.4%
GraphPAD Sofware, LLC	First Lien Term Loan	SOFR +	5.50	%,	1.00	% Floor [12]	11.22%	4/27/2027	19,650,000	19,512,006	19,353,285	2.1%
GraphPAD Sofware, LLC	First Lien Term Loan	LIBOR +	5.50	%,	1.00	% Floor [9]	10.87%	4/27/2027	17,106,250	17,003,707	16,847,946	1.8%
GraphPAD Sofware, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	1.00	% Floor [8]	10.87%	11/29/23	—	(73,816)	(166,100)	0.0%
GraphPAD Sofware, LLC	First Lien Revolving Loan	SOFR +	5.50	%,	1.00	% Floor 8 12	10.87%	4/27/2027	1,250,000	1,235,080	1,212,250	0.1%
Imagine Acquisitionco, LLC	First Lien Term Loan	SOFR +	5.25	%,	1.00	% Floor [12]	10.72%	11/16/2027	28,432,476	28,134,166	28,151,988	3.0%
Imagine Acquisitionco, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.25	%,	1.00	% Floor [8]	10.72%	11/16/2023	—	(22,338)	(63,441)	0.0%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
Imagine Acquisitionco, LLC	First Lien Revolving Loan	SOFR +	5.25	%,	1.00	% Floor [8]	10.72%	11/16/2027	—	(47,771)	(45,677)	0.0%
Total Health Care Technology										118,783,753	113,155,799	12.1%

Insurance
Accuserve	First Lien Term Loan	SOFR +	7.38%[12]				12.80%	8/13/2029	24,827,586	24,215,833	24,206,897	2.6%
Accuserve	First Lien Delayed Draw Term Loan	SOFR +	7.38	% [8]			12.80%	8/13/2029	—	(63,273)	(129,310)	0.0%
AmeriLife Group LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [12]	11.08%	8/31/2029	41,865,455	41,136,852	41,116,063	4.4%
AmeriLife Group LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor [8] [12]	11.08%	8/31/2029	6,977,576	6,819,775	6,789,756	0.7%
AmeriLife Group LLC	First Lien Revolving Loan	SOFR +	5.75	%,	0.75	% Floor [8] [12]	11.08%	8/31/2028	878,788	792,384	784,406	0.1%
Captive Resources Midco, LLC	First Lien Term Loan	SOFR +	5.25	%,	0.75	% Floor [12]	11.08%	6/29/2029	30,659,434	30,152,371	30,208,741	3.2%
Captive Resources Midco, LLC	First Lien Revolving Loan	SOFR +	5.25	%,	0.75	% Floor [8]	11.08%	7/1/2028	—	(34,879)	(32,381)	0.0%
Euclid Transactional, LLC	First Lien Term Loan	SOFR +	6.80%[12]				12.23%	10/2/2028	79,800,000	78,429,549	79,807,980	8.5%
Foundation Risk Partners, Corp.	First Lien Term Loan	SOFR +	6.75	%,	0.75	% Floor [12]	12.24%	10/27/2028	38,766,477	37,389,693	37,971,765	4.1%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	SOFR +	6.75	%,	0.75	% Floor [12]	12.24%	10/27/2028	18,116,932	17,800,642	17,745,535	1.9%
Galway Borrower, LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [12]	11.14%	9/29/2028	13,965,000	13,697,071	13,812,782	1.5%
Galway Borrower, LLC	First Lien Term Loan	SOFR +	5.25	%,	0.75	% Floor [12]	10.74%	9/29/2028	63,938,624	63,394,760	62,014,071	6.6%
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.25	%,	0.75	% Floor [12]	10.74%	9/29/2028	594,253	584,056	576,366	0.1%
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor [8]	11.14%	4/29/2024	—	(194,375)	(228,900)	0.0%
Galway Borrower, LLC	First Lien Revolving Loan	SOFR +	5.25	%,	0.75	% Floor [8]	5.25%	9/30/2027	—	(35,219)	(123,359)	0.0%
Harrington Reinsureance Holdings Limited	Unsecured Note	N/A					7.25%	6/29/2031	20,000,000	19,666,414	19,894,897	2.1%
NFP Corp. [6]	Unsecured Note	N/A					6.88%	8/15/2028	18,820,813	16,028,304	16,138,847	1.7%
OneDigital Borrower LLC	First Lien Term Loan	SOFR +	6.00	%,	0.50	% Floor [12]	11.32%	11/16/2027	18,646,097	18,470,389	18,442,854	2.0%
OneDigital Borrower LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	0.50	% Floor [8]	11.32%	9/16/2024	—	(152,917)	(106,509)	0.0%
RSC Acquisition, Inc.	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor [12]	11.04%	11/1/2026	32,793,490	32,793,490	32,026,122	3.4%
RSC Acquisition, Inc.	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	0.75	% Floor [8]	11.54%	2/14/2025	—	(345,939)	(360,000)	0.0%
Total Insurance										400,544,981	400,556,623	42.8%
IT Services
Auctane Holdings, LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [12]	11.17%	10/5/2028	39,400,000	38,781,356	38,565,629	4.1%
Auctane Holdings, LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [12]	11.17%	10/5/2028	12,928,125	12,724,256	12,654,347	1.4%
Bottomline Technologies, Inc.	First Lien Term Loan	SOFR +	5.25	%,	0.75	% Floor [12]	10.57%	5/14/2029	87,500,769	85,994,676	86,538,260	9.2%
Bottomline Technologies, Inc.	First Lien Revolving Loan	SOFR +	5.25	%,	0.75	% Floor [8]	10.57%	5/15/2028	—	(113,303)	(81,019)	0.0%
Dcert Buyer, Inc.	Second Lien Term Loan	SOFR +	7.00	% [12]			12.32%	2/19/2029	10,202,500	10,074,377	9,437,313	1.0%
Ensono, Inc.	Second Lien Term Loan	SOFR +	8.00	% [12]			13.43%	5/28/2029	11,250,000	11,160,633	10,697,625	1.1%
Helpsystems Holdings, Inc.	Second Lien Term Loan	SOFR +	6.75	%,	0.75	% Floor [12]	12.35%	11/19/2027	10,000,000	10,000,000	9,239,000	1.0%
Ministry Brands Purchaser, LLC	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [12]	10.92%	12/28/2028	17,390,537	17,249,902	16,695,063	1.8%
Ministry Brands Purchaser, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor 8 12	10.92%	12/28/2028	902,237	877,571	676,458	0.1%
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	SOFR +	5.50	%,	0.75	% Floor 8 12	10.92%	12/30/2027	762,712	750,708	694,930	0.1%
Neptune BidCo US Inc.	First Lien Term Loan	SOFR +	6.50	%,	1.00	% Floor [12]	11.97%	5/8/2029	13,725,000	13,482,881	13,502,655	1.4%
Neptune BidCo US Inc.	First Lien Revolving Loan	SOFR +	6.50	%,	1.00	% Floor [8]	11.97%	5/8/2029	—	(12,262)	(12,150)	0.0%
Neptune BidCo US Inc.	Second Lien Term Loan	SOFR +	9.75	%,	0.75	% Floor [12]	15.15%	10/11/2029	12,500,000	12,159,629	12,162,500	1.3%
Vision Solutions, Inc.	Second Lien Term Loan	SOFR +	7.25	% [12]			12.86%	4/23/2029	30,000,000	29,775,779	27,111,000	2.9%
Watchguard Technologies, Inc. [6]	First Lien Term Loan	SOFR +	5.25	%,	0.75	% Floor [12]	10.57%	7/5/2029	3,591,555	3,392,333	3,376,062	0.4%
WWEX Uni Topco Holdings, LLC	Second Lien Term Loan	SOFR +	7.00	%,	0.75	% Floor [12]	12.65%	7/26/2029	20,000,000	19,475,818	18,258,000	2.0%
Total IT Services										265,774,354	259,515,673	27.7%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
Professional Services
Accordion Partners LLC	First Lien Term Loan	SOFR +	6.25	%,	0.75	% Floor [12]	11.64%	8/29/2029	23,114,785	22,651,429	22,479,128	2.4%
Accordion Partners LLC	First Lien Term Loan	SOFR +	6.50	%,	0.75	% Floor [12]	11.91%	8/29/2029	2,028,929	1,970,195	1,998,495	0.2%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR +	6.25	%,	0.75	% Floor [12]	11.62%	8/29/2029	2,542,517	2,487,117	2,472,598	0.3%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR +	6.50	%,	0.75	% Floor [12]	11.89%	8/29/2029	2,028,929	1,973,272	1,998,495	0.2%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR +	6.25	%,	0.75	% Floor [8]	11.62%	9/2/2024	—	(84,779)	(45,765)	0.0%
Accordion Partners LLC	First Lien Revolving Loan	SOFR +	6.25	% [8]			11.62%	8/31/2028	—	(37,497)	(55,935)	0.0%
ALKU Intermediate Holdings, LLC	First Lien Term Loan	SOFR +	6.25	% [12]			11.57%	5/23/2029	3,695,652	3,605,664	3,609,543	0.4%
Explorer Investor, Inc.	First Lien Term Loan	SOFR +	5.75	%,	0.50	% Floor [12]	11.14%	6/28/2029	24,655,924	23,436,320	23,418,197	2.5%
Explorer Investor, Inc.	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.50	% Floor [8]	11.14%	6/28/2024	—	(205,505)	(202,922)	0.0%
IG Investments Holdings, LLC	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [12]	11.47%	9/22/2028	63,643,353	62,659,285	63,153,299	6.7%
IG Investments Holdings, LLC	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [12]	11.47%	9/22/2028	4,912,281	4,874,528	4,874,456	0.5%
IG Investments Holdings, LLC	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [8]	11.47%	9/22/2027	—	(66,976)	(38,945)	0.0%
Geosyntec Consultants, Inc.	First Lien Term Loan	SOFR +	5.25	%,	0.75	% Floor [12]	10.57%	5/18/2029	10,362,825	10,205,575	10,004,271	1.1%
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	SOFR +	5.25	%,	0.75	% Floor 8 12	10.57%	5/18/2029	2,197,538	2,147,607	2,045,841	0.2%
Geosyntec Consultants, Inc.	First Lien Revolving Loan	SOFR +	5.25	%,	0.75	% Floor [8]	10.57%	5/18/2027	—	(22,641)	(55,671)	0.0%
MBO Partners, Inc.	First Lien Term Loan	SOFR +	7.75	%,	1.00	% Floor [12]	13.29%	5/23/2028	44,325,000	43,202,352	44,014,725	4.7%
MBO Partners, Inc.	First Lien Delayed Draw Term Loan	SOFR +	7.75	%,	1.00	% Floor 8 12	13.29%	5/23/2028	12,456,969	12,058,445	12,317,896	1.3%
People 2.0, Inc.	First Lien Term Loan	SOFR +	7.50	%,	1.00	% Floor [12]	12.89%	7/12/2028	45,045,000	44,279,971	44,283,740	4.7%
Williams Martson, LLC	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [12]	11.27%	8/25/2028	15,801,923	15,327,865	15,395,814	1.6%
Williams Martson, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [8]	11.27%	8/26/2024	—	(42,159)	(65,634)	0.0%
Williams Martson, LLC	First Lien Revolving Loan	SOFR +	5.75	%,	1.00	% Floor [8]	11.27%	8/25/2028	—	(54,945)	(57,430)	0.0%
Total Professional Services										250,365,123	251,544,196	26.9%

Real Estate Management & Development
2-10 Holdco, Inc.	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [12]	11.42%	3/26/2026	48,367,813	47,906,448	47,756,704	5.1%
2-10 Holdco, Inc.	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [8]	11.42%	3/26/2026	—	(24,294)	(35,096)	0.0%
Total Real Estate Management & Development										47,882,154	47,721,608	5.1%

Software
Anaplan, Inc.	First Lien Term Loan	SOFR +	6.50	%,	0.75	% Floor [12]	11.82%	6/21/2029	20,672,334	20,306,180	20,395,325	2.2%
Anaplan, Inc.	First Lien Revolving Loan	SOFR +	6.50	%,	0.75	% Floor [8]	11.82%	6/21/2028	—	(24,333)	(20,717)	0.0%
AxiomSL Group, Inc.	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [12]	11.18%	12/3/2027	34,452,024	33,949,370	34,452,024	3.7%
AxiomSL Group, Inc.	First Lien Revolving Loan	SOFR +	5.75	%,	1.00	% Floor [8]	11.18%	12/3/2025	—	(24,687)	—	0.0%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
Diligent Corporation	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [12]	11.27%	8/4/2025	29,250,000	29,110,587	28,518,750	3.0%
Diligent Corporation	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [12]	11.27%	8/4/2025	9,750,000	9,702,257	9,506,250	1.0%
Diligent Corporation	First Lien Revolving Loan	SOFR +	5.75	%,	1.00	% Floor 8 12	11.27%	8/4/2025	2,050,000	2,028,689	1,965,500	0.2%
GovDelivery Holdings, LLC	First Lien Term Loan	SOFR +	5.50	%,	1.00	% Floor [12]	12.47%	1/29/2027	27,308,039	26,887,634	26,486,067	2.8%
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [12]	11.47%	1/29/2027	33,658,300	33,179,969	32,389,382	3.5%
GovDelivery Holdings, LLC	First Lien Revolving Loan	SOFR +	6.50	%,	1.00	% Floor 8 12	11.47%	1/29/2027	1,110,351	1,090,256	1,037,696	0.1%
GS Acquisitionco, Inc.	First Lien Term Loan	SOFR +	5.75	% [12]			11.29%	5/22/2026	36,845,034	36,777,440	36,368,101	3.9%
Hyland Software, Inc.	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [12]	11.32%	9/19/2030	25,300,905	24,922,151	24,921,391	2.7
Hyland Software, Inc.	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [8]	11.32%	9/19/2029	—	(17,888)	(17,986)	0.0
Mandolin Technology Intermediate Holdings, Inc.	Second Lien Term Loan	SOFR +	6.50	% [12]			12.04%	7/30/2029	17,500,000	17,356,151	15,748,250	1.7%
Maverick 1 LLC	Second Lien Term Loan	SOFR +	6.75	% [12]			12.27%	5/18/2029	9,000,000	8,965,525	8,559,000	0.9%
McAfee Enterprise [6]	First Lien Term Loan	SOFR +	5.00	% [12]			10.63%	7/27/2028	1,402,478	1,266,608	1,050,688	0.1%
Orion Advisor Solutions, Inc.	Second Lien Term Loan	SOFR +	8.50	%,	1.00	% Floor [12]	13.97%	9/24/2028	16,500,000	16,391,248	15,841,650	1.7%
Simplifi Holdings, Inc.	First Lien Term Loan	SOFR +	5.25	%,	0.75	% Floor [12]	10.68%	10/1/2027	26,634,036	26,238,906	26,524,488	2.8%
Simplifi Holdings, Inc.	First Lien Revolving Loan	SOFR +	5.25	%,	0.75	% Floor 8 12	10.68%	10/1/2027	542,169	507,457	530,275	0.1%
Spirit RR Holdings, Inc.	First Lien Term Loan	SOFR +	6.50	%,	0.75	% Floor [12]	11.99%	9/13/2028	16,908,314	16,536,878	17,077,397	1.8%
Spirit RR Holdings, Inc.	First Lien Revolving Loan	SOFR +	6.50	%,	1.00	% Floor 8 12	11.99%	9/13/2028	186,697	152,030	200,699	0.0%
Syntax Systems Limited	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [12]	11.17%	10/29/2028	10,624,752	10,543,246	10,293,405	1.1%
Syntax Systems Limited	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor [8]	11.17%	10/27/2023	—	(21,759)	(92,633)	0.0%
Syntax Systems Limited	First Lien Revolving Loan	SOFR +	5.75	%,	1.00	% Floor 8 12	11.17%	10/29/2026	792,079	783,457	755,026	0.1%
Tamarack Intermediate LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [12]	11.31%	3/13/2028	21,215,820	20,879,045	20,895,460	2.2%
Tamarack Intermediate LLC	First Lien Revolving Loan	SOFR +	5.25	%,	0.75	% Floor 8 12	11.31%	3/13/2028	580,357	528,280	527,271	0.1%
Total Software										338,014,697	333,912,759	35.7%
Total Debt Investments										$1,917,816,098	$1,897,983,202	202.8%

					Par			Percentage
	Type of	Reference Rate	Interest		Amount			of Net
Portfolio Company 1 2 3	Investment	and Spread	Rate	Acquisition Date	/ Units	Cost [4]	Fair Value	Assets [5]
Equity and Warrants – 3.7%(13)
Financial Services
THL Fund IX Investors (Plymouth), L.P.(14)	Equity	N/A	N/A	9/1/2023	4,000,000	4,000,000	4,000,000	0.4%
Total Financial Services						4,000,000	4,000,000	0.4%

Health Care Technology
Imagine Acquisitionco, LLC(14)	Equity	N/A	N/A	11/16/2021	2,000,000	2,000,000	2,699,738	0.3%
Total Health Care Tehnology						2,000,000	2,699,738	0.3%

Insurance
Galway Borrower, LLC	Equity	N/A	14.00%	4/28/2023	10,603,048	10,313,550	10,389,926	1.1%
RSC Topco, Inc.	Equity	N/A	13.25%	8/14/2023	5,086,493	4,937,071	4,933,898	0.5%
Total Insurance						15,250,621	15,323,824	1.6%

Software
GT Polaris Holdings, Inc.	Equity	N/A	12.50%	6/6/2022	9,669,336	9,516,878	8,809,732	0.9%
Spirit RR Holdings, Inc.(14)	Equity	N/A	N/A	9/19/2022	3,585,975	3,635,318	3,754,362	0.4%
Total Software						13,152,196	12,564,094	1.3%

Warrants – 0.0%
Health Care Providers & Services
Giving Home Health Care(14)	Warrants	N/A	N/A	8/19/2022	2,917	29	29	0.0%
Total Health Care Providers & Services						29	29	0.0%
Total Equity and Warrants						$34,402,846	$34,587,685	3.7%
Total Non-Controlled/Non-Affiliated Investments						$1,952,218,944	$1,932,570,887	206.5%
(1)	All of the Company’s investments are domiciled in the United States except for Harrington Reinsurance Holdings Limited and Syntax Systems Limited, which are domiciled in Bermuda and Canada, respectively.
(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940 except for Harrington Reinsurance Holdings Limited and Syntax Systems Limited.
(4)	Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on investments using the effective interest method.
(5)	Percentage is based on net assets of $935,887,906 as of September 30, 2023.
(6)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(7)	The interest rate on this security is subject to a base rate plus 1 Month “1M“ London Inter-Bank Offered Rate (“LIBOR“), which at September 30, 2023 was 5.43%.
(8)	This investment has an unfunded commitment as of September 30, 2023. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(9)	The interest rate on this security is subject to a base rate plus 6 Month “6M“ LIBOR, which at September 30, 2023 was 5.90%.
(10)	The interest rate on this security is subject to a base rate plus 3 Month “3M“ LIBOR, which at September 30, 2023 was 5.66%.
(11)	The interest rate on this security is subject to the Alternate Base Rate, which at September 30, 2023 was 8.50%.
(12)	The interest rate on this security is subject to the Secured Overnight Financing Rate (“SOFR“), which at September 30, 2023 was 5.31%.
(13)	This investment is subject to restrictions on sales.
(14)	Non-income producing investments.
(15)	As of September 30, 2023, this investment was not pledged as collateral as part of the Company’s financing facilities.

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

September 30, 2023

(unaudited)

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

On April 24, 2023, the Company formed SPCC Funding II LLC (the “SPV II,” and together with the SPV, the “SPVs”), a wholly-owned financing subsidiary, for the purpose of holding pledged investments as collateral under a financing facility.

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Company intends to invest primarily in senior secured or unsecured loans and, to a lesser extent, subordinated loans, mezzanine loans, equity, and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity.

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

The accompanying consolidated financial statements are prepared in accordance with U.S. GAAP and include the accounts of the Company and the SPVs. All intercompany balances and transactions have been eliminated in consolidation. All references made to the “Company,“ “we,“ and “us“ herein include Stone Point Credit Corporation and the consolidated SPVs. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC“)

Topic 946, Financial Services — Investment Companies. The Company’s fiscal year ends on December 31. The functional currency of the Company is U.S. dollars.

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

Deferred Financing and Debt Issuance Costs

Financing costs incurred in connection with the Company’s borrowings (see Note 6) and debt issuance are deferred and amortized over the life of the corresponding facility. The Company records origination and other expenses related to its debt obligations as deferred financing and debt issuance costs. Deferred financing and debt issuance costs are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the debt liability.

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

The Company evaluates tax positions taken or expected to be taken while preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not“ to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not“ threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted later based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions from inception through December 31, 2022. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service and state tax authorities.

Consolidation

As provided under Regulation S-X and ASC Topic 946 - Financial Services - Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company's wholly-owned subsidiaries in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. During the three and nine months ended September 30, 2023, the Company recorded $276,340 and $1,135,647 of realized gains, respectively. During the three and nine months ended September 30, 2022, the Company recorded $657,874 and $984,078 of realized gains, respectively. During the three and nine months ended September 30, 2023, the Company recorded $8,731,313 and $9,726,657 of unrealized appreciation, respectively. During the three and nine months ended September 30, 2022, the Company recorded $14,617,098 and $20,727,283 of unrealized depreciation, respectively.

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

Interest income is recorded on the accrual basis and includes amortization of premiums or accretion of discounts. Discounts to par value on securities purchased are accreted into interest income over the contractual life of the respective security using the effective interest method. Premiums to par value on securities purchased are amortized to the first call date into interest income using the effective interest method. The amortized cost of investments represents the original cost adjusted for the amortization of premiums or accretion of discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. Discounts and premiums to par generally include loan origination fees, original issue discount and market discounts.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2023 and December 31, 2022, no investments were on non-accrual status.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. During the three and nine months ended September 30, 2023, the Company earned dividend income of $299,320 and $1,112,440, respectively, that were included in the Consolidated Statements of Operations as dividend income. During the three and nine months ended September 30, 2022, the Company earned dividend income of $273,875 and $273,875, respectively, that were included in the Consolidated Statements of Operations as dividend income.

Fee Income

The Company, or its affiliates, may receive fees for capital structuring services. These fees are generally non-recurring and are recognized as fee income by the Company on the investment closing date. The following table presents revenues from contracts with customers disaggregated by fee type:

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2023	September 30, 2023	September 30, 2022	September 30, 2022
Fee Income	$—	$487,500	$373,750	$373,750

Total revenue from contracts with customers	$—	$487,500	$373,750	$373,750

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

Base Management Fee

The Company pays to the Adviser an asset-based fee (the “Management Fee“) for management services in an amount equal to an annual rate of 1.30% of the average value of the Company’s gross assets (excluding cash and cash equivalents) for the most recently completed calendar quarter payable quarterly in arrears. The Management Fee for any partial quarter is appropriately prorated based on the actual number of days elapsed during such partial quarter as a fraction of the number of days in the relevant calendar year. For the three and nine months ended September 30, 2023, the Company incurred management fees of $6,286,880 and $17,772,397, respectively. For the three and nine months ended September 30, 2022, the Company incurred management fees of $5,157,000 and $13,388,694 respectively. As of September 30, 2023 and December 31, 2022, the Company recorded base management fees payable of $6,286,879 and $5,548,862, respectively.

Incentive Fee

Beginning December 21, 2024, on the fourth anniversary of the date on which Stockholders were required to fund their initial drawdown (the “Incentive Commencement Date“), the Company will pay the Adviser an incentive fee (“Incentive Fee“) as set forth below. The Incentive Fee will consist of two parts. The first part (the “Investment Income Incentive Fee“) will be calculated and payable following the Incentive Commencement Date on a quarterly basis, in arrears, and will equal 15% of “pre-incentive fee net investment income“ for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.75% (i.e., 7% annualized) measured on a quarterly basis. For purposes of computing the initial installment of the Investment Income Incentive Fee, because the Incentive Commencement Date does not fall on the first day of a calendar quarter, the initial payment of the Investment Income Incentive Fee shall be payable for the period that commences on the Incentive Commencement Date through March 31, 2025, the last day of the first complete calendar quarter immediately following the Incentive Commencement Date and, thereafter, at the end of each subsequent calendar quarter as described above. The second part (the “Capital Gains Incentive Fee“) will be an annual fee that will also commence with the period beginning on the Incentive Commencement Date and will be determined and payable following the Incentive Commencement Date, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 15% of realized capital gains, if any, determined on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees. Capital Gains Incentive Fee shall be payable for the period that commences on the Incentive Commencement Date through December 31, 2025.For the three and nine months ended September 30, 2023 and 2022, the Company did not incur any performance-based incentive fees.

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

For the three and nine months ended September 30, 2023, the Company incurred $358,264 and $1,016,264, respectively, of administrative overhead expenses that were included on the Consolidated Statements of Operations as professional fees. For the three and nine months ended September 30, 2022, the Company incurred $333,000 and $694,618 of administrative overhead expenses, respectively. As of September 30, 2023 and December 31, 2022, $358,264 and $278,561, respectively, of administrative overhead expenses remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses. For the three and nine months ended September 30, 2022, the Administrator has elected to waive additional charges that would have otherwise been eligible for reimbursement under the terms of the Administration Agreement which are not subject to recoupment. For the three and nine months ended September 30, 2023, the Administrator did not waive any charges that were eligible for reimbursement under the terms of the Administration Agreement.

Sub-Administration and Custodian Fees

On January 22, 2021, the Adviser entered into a sub-administration agreement with U.S. Bank Global Fund Services (in such capacity, the “Sub-Administrator“) under which the Sub-Administrator provides various accounting and other administrative services with respect to the Company. The Company pays the Sub-Administrator fees for services the Administrator determines are commercially reasonable in its sole discretion. The Company also reimburses the Sub-Administrator for all reasonable expenses. To the extent that the Sub-Administrator outsources any of its functions, the Sub-Administrator pays any compensation associated with such functions. The Sub-Administrator also serves as the Company’s custodian (the “Custodian“).

For the three and nine months ended September 30, 2023, the Company incurred expenses for services provided by the Sub-Administrator and the Custodian of $284,709 and $963,859, respectively, that were included on the Consolidated Statements of Operations as professional fees. For the three and nine months ended September 30, 2022, the Company incurred expenses for services provided by the Sub-Administrator and the Custodian of $237,976 and $757,281, respectively. As of September 30, 2023 and December 31, 2022, $483,504 and $489,568, respectively, remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

Transfer Agent Fees

The Company has entered into a transfer agent servicing agreement with U.S. Bank Global Fund Services (in such capacity, the “Transfer Agent“). For the three and nine months ended September 30, 2023, the Company incurred expenses for services provided by the Transfer Agent of $20,000 and $49,496, respectively, that were included on the Consolidated Statements of Operations as professional fees. For the three and nine months ended September 30, 2022, the Company incurred expenses for services provided by the Transfer Agent of $20,000 and $62,890, respectively. As of September 30, 2023 and December 31, 2022, $34,504 and $27,316, respectively, remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

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

Note 4. Offering Costs

The Company has and may continue to bear expenses relating to its offering of its Common Stock, including the listing of its Common Stock on a national securities exchange. Offering expenses include, without limitation, legal, accounting, printing and other offering costs including those associated with the preparation of a registration statement in connection with any offering of Common Stock.

For the three and nine months ended September 30, 2023, the Company incurred offering costs of $24,315 and $76,939, respectively. For the three and nine months ended September 30, 2022, the Company incurred offering costs of $33,518 and $77,876, respectively. For the three and nine months ended September 30, 2023 and 2022, the Company did not incur any organizational expenses. As of September 30, 2023 and December 31, 2022, there was no balance payable on the Consolidated Statements of Assets and Liabilities for organizational and offering expenses payable.

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

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of September 30, 2023 and December 31, 2022, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

		September 30, 2023	December 31, 2022
Portfolio Company	Type of Investment	Par	Par
2-10 Holdco, Inc.	First Lien Revolving Loan	$2,777,778	$2,777,778
Accordion Partners LLC	First Lien Delayed Draw Term Loan	3,051,020	4,576,531
Accordion Partners LLC	First Lien Revolving Loan	2,034,014	2,034,014
Accurserve	First Lien Delayed Draw Term Loan	5,172,414	—
AmeriLife Group LLC	First Lien Delayed Draw Term Loan	3,515,152	3,515,152
AmeriLife Group LLC	First Lien Revolving Loan	4,393,939	5,272,727
Anaplan, Inc.	First Lien Revolving Loan	1,546,008	1,546,008
AxiomSL Group, Inc.	First Lien Delayed Draw Term Loan	—	2,273,873
AxiomSL Group, Inc.	First Lien Revolving Loan	2,481,089	2,481,089
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	10,193,485	8,010,000
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	3,000,000	3,000,000
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	2,616,279	—
Belmont Buyer, Inc.	First Lien Revolving Loan	2,180,233	—
Bottomline Technologies, Inc.	First Lien Revolving Loan	7,365,385	7,365,385
Captive Resources Midco, LLC	First Lien Revolving Loan	2,202,764	2,202,764
CNSI Holdings, LLC	First Lien Revolving Loan	1,440,694	1,440,694
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	—	5,376,426
Diligent Corporation	First Lien Revolving Loan	2,950,000	3,500,000
Elkay LLC	First Lien Revolving Loan	3,611,111	3,611,111
Explorer Investor, Inc.	First Lien Delayed Draw Term Loan	4,042,263	5,058,140
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	—	594,253
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	21,000,000	—
Galway Borrower, LLC	First Lien Revolving Loan	4,098,295	4,098,295
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	2,186,775	4,397,000
Geosyntec Consultants, Inc.	First Lien Revolving Loan	1,609,000	1,609,000
GovDelivery Holdings, LLC	First Lien Revolving Loan	1,303,456	1,603,843
GraphPAD Software, LLC	First Lien Delayed Draw Term Loan	11,000,000	11,000,000
GraphPAD Software, LLC	First Lien Revolving Loan	1,250,000	2,500,000
Hyland Software, Inc.	First Lien Revolving Loan	1,199,095	—
IG Investments Holdings LLC	First Lien Revolving Loan	5,057,803	3,034,682
Imagine Acquisitionco, LLC	First Lien Delayed Draw Term Loan	6,430,868	6,430,868
Imagine Acquisitionco, LLC	First Lien Revolving Loan	4,630,225	4,630,225
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	—	2,777,778
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	6,533,333	—
MBO Partners, Inc.	First Lien Delayed Draw Term Loan	7,410,664	9,910,664
Ministry Brands Purchaser, LLC	First Lien Delayed Draw Term Loan	4,743,432	5,649,718
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	932,203	847,458
Mirra-Prime Access Holdings, LLC	First Lien Revolving Loan	1,712,500	1,712,500
More Cowbell II LLC	First Lien Delayed Draw Term Loan	5,444,251	—
More Cowbell II LLC	First Lien Revolving Loan	5,683,798	—
Neptune Flood Incorporated	First Lien Revolving Loan	750,000	—
OneDigital Borrower LLC	First Lien Delayed Draw Term Loan	9,771,429	—
Project K BuyerCo, Inc.	First Lien Revolving Loan	7,727,273	7,727,273
RSC Acquisition, Inc.	First Lien Delayed Draw Term Loan	24,000,000	23,325,789
Simplifi Holdings, Inc.	First Lien Revolving Loan	2,349,398	2,891,566
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	—	1,168,555
SpecialtyCare, Inc.	First Lien Revolving Loan	1,062,323	658,640
Spirit RR Holdings, Inc.	First Lien Revolving Loan	1,213,529	1,400,226
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	2,366,000	4,130,000
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	3,010,000	980,000
Syntax Systems Limited	First Lien Delayed Draw Term Loan	2,970,297	2,970,297
Syntax Systems Limited	First Lien Revolving Loan	396,040	396,040
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	7,606,857	13,698,286
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	2,000,000	2,000,000
Tamarack Intermediate LLC	First Lien Revolving Loan	2,935,268	2,890,625
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	7,446,809	7,446,809
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	8,846,154	8,942,308
Williams Martson, LLC	First Lien Delayed Draw Term Loan	2,553,846	2,553,846
Williams Martson, LLC	First Lien Revolving Loan	2,234,615	2,234,615
Total Par		$246,039,164	$210,252,851

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the consolidated financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments as of September 30, 2023 and December 31, 2022. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

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

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in the Small Business Credit Availability Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of September 30, 2023 and December 31, 2022, the Company’s asset coverage ratios were 189% and 189%, respectively.

The following tables show the Company’s outstanding debt as of September 30, 2023 and December 31, 2022, respectively:

	September 30, 2023
	Aggregate Principal	Outstanding	Amount	Net Carrying
	Committed	Principal	Available	Value
Capital Call Facility	$125,000,000	$20,000,000	$105,000,000	$19,889,186
Revolving Credit Facility	750,000,000	726,000,000	24,000,000	721,521,470
Secured Credit Facility	300,000,000	83,500,000	216,500,000	81,390,695
2025 Notes	225,000,000	225,000,000	—	223,391,726
Total	$1,400,000,000	$1,054,500,000	$345,500,000	$1,046,193,077

	December 31, 2022
	Aggregate			Net
	Principal	Outstanding	Amount	Carrying
	Committed	Principal	Available	Value
Capital Call Facility	$125,000,000	$5,000,000	$120,000,000	$4,561,000
Revolving Credit Facility	750,000,000	684,000,000	66,000,000	678,169,958
Secured Credit Facility	—	—	—	—
2025 Notes	225,000,000	225,000,000	—	222,720,117
Total	$1,100,000,000	$914,000,000	$186,000,000	$905,451,075

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

As of September 30, 2023 and December 31, 2022, the carrying amount of the Company’s borrowings under the Capital Call Facility approximated its fair value. As of September 30, 2023, and December 31, 2022, unamortized financing costs of $110,814 and $439,000, respectively, are being deferred and amortized over the remaining term of the Capital Call Facility. As of September 30, 2023 and December 31, 2022, the Company had an outstanding balance of $20,000,000 and $5,000,000, respectively. The Capital Call Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $19,889,186 as of September 30, 2023 and $4,561,000 as of December 31, 2022. The following table shows additional information about the interest and financing costs related to the Capital Call Facility for the three and nine months ended September 30, 2023 and 2022:

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2023	2022	2022
Interest expense related to the Capital Call Facility	$1,318,368	$2,487,711	$753,097	$1,843,681
Financing expenses related to the Capital Call Facility	114,593	340,139	141,074	416,219
Total interest and financing expenses related to the Capital Call Facility	$1,432,961	$2,827,850	$894,171	$2,259,900

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

On June 30, 2023, the SPV executed a letter agreement (the “Third Amendment”) to amend the Revolving Credit Facility. The Third Amendment revises the Revolving Credit Agreement to provide that all borrowings in U.S. dollars now bear interest at a rate based on Term SOFR. The Third Amendment also amends the accordion feature of the Revolving Credit Agreement to increase the maximum borrowing capacity of the SPV under the Revolving Credit Agreement to an aggregate of $1 billion.

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

As of September 30, 2023 and December 31, 2022, the carrying amount of the Company’s borrowings under the Revolving Credit Facility approximated its fair value. As of September 30, 2023 and December 31, 2022, unamortized financing costs of $4,478,530 and $5,830,043, respectively, are being deferred and amortized over the remaining term of the Revolving Credit Facility. As of September 30, 2023 and December 31, 2022, the Revolving Credit Facility had an outstanding balance of $726,000,000 and $684,000,000, respectively. The Revolving Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $721,521,470 as of September 30, 2023 and $678,169,958 as of December 31, 2022. The following table shows additional information about the interest and financing costs related to the Revolving Credit Facility for the three and nine months ended September 30, 2023 and 2022:

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2023	2022	2022
Interest expenses related to the Revolving Credit Facility	$13,245,470	$38,572,482	$7,694,768	$16,877,852
Financing expenses related to the Revolving Credit Facility	411,221	1,370,960	423,768	1,206,384
Total interest and financing expenses related to the Revolving Credit Facility	$13,656,691	$39,943,442	$8,118,536	$18,084,236

Secured Credit Facility

On August 14, 2023, the SPV II entered into a $300 million Credit Agreement (the “Secured Credit Facility”), with the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent (the “Administrative Agent”), U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as collateral custodian.

The Secured Credit Facility is comprised of (i) a $250 million asset-based revolving loan facility (the “ABL Facility”) and (ii) a $50 million asset-based revolving loan facility (the “Revolver Facility”), each of which has its own borrowing base (comprised of its respective eligible assets, as approved by the Administrative Agent from time to time) but both of which are generally subject to the same terms under the Secured Credit Facility. Borrowings from the Secured Credit Facility will be used, among other things, to finance the origination and acquisition of eligible assets by the SPV II, including the purchase of such assets from the Company; the Revolver Facility will be used, in part, to use such proceeds to acquire assets which have not yet been approved by the Administrative Agent.

The Secured Credit Facility is secured by a security interest in the assets of the SPV II and on any payments received by the SPV II in respect of those assets. Assets pledged to the lenders under the Secured Credit Facility will not be available to pay the debts of the Company if such assets have been used to repay or otherwise satisfy the obligations owed under the Secured Credit Facility.

The Secured Credit Facility will mature on August 14, 2028, unless terminated earlier as provided in the Secured Credit Facility. For each of the ABL Facility and the Revolver Facility, the SPV II may draw and redraw loans in U.S. dollars, euros or British pound sterling under the Secured Credit Facility during a commitment period ending on August 14, 2026, unless the commitments are terminated earlier as provided in the Secured Credit Facility. Loans drawn under the Secured Credit Facility will bear interest at Term SOFR plus 3.10% per annum and, in the case of loans drawn in euros or British pound sterling, an additional currency benchmark adjustment will apply. The Secured Credit Facility contains customary covenants, including certain limitations on the activities of the SPV II, and customary events of default.

In connection with the Secured Credit Facility, the Company entered into a Non-Recourse Carveout Guaranty Agreement with U.S. Bank Trust Company, National Association, on behalf of certain secured parties, and Goldman Sachs Bank USA. Pursuant to the Non-Recourse Carveout Guaranty Agreement, the Company guarantees certain losses, damages, costs, expenses, liabilities, claims and other obligations incurred in connection with certain instances of fraud or intentional misrepresentation, material encumbrances of certain collateral, misappropriation of certain funds, and the willful breach of certain provisions of the Secured Credit Facility.

As of September 30, 2023, the carrying amount of the Company’s borrowings under the Secured Credit Facility approximated its fair value. As of September 30, 2023, unamortized financing costs of $2,109,305, are being deferred and amortized over the remaining term of the Secured Credit Facility. As of September 30, 2023, the Secured Credit Facility had an outstanding balance of $83,500,000. The Secured Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $81,390,695 as of September 30, 2023. The following table shows additional information about the interest and financing costs related to the Secured Credit Facility for the three and nine months ended September 30, 2023:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2023	September 30, 2023
Interest expense related to the Secured Credit Facility	$1,046,256	$1,046,256
Financing expenses related to the Secured Credit Facility	55,695	55,695
Total interest and financing expenses related to the Secured Credit Facility	$1,101,951	$1,101,951

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

As of September 30, 2023 and December 31, 2022, the carrying amount of the Company’s borrowings under the 2025 Notes approximated its fair value. As of September 30, 2023 and December 31, 2022, unamortized debt issuance costs of $1,608,274 and $2,279,883, respectively, are being deferred and amortized over the remaining term of the 2025 Notes. As of September 30, 2023 and December 31, 2022, the 2025 Notes had an outstanding balance of $225,000,000 and $225,000,000, respectively. The 2025 Notes are presented in the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $223,391,726 as of September 30, 2023 and $222,720,117 as of December 31, 2022. The following table shows additional information about the interest and financing costs related to the 2025 Notes for the three and nine months ended September 30, 2023 and 2022:

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2023	September 30, 2023	September 30, 2022	September 30, 2022
Interest expense related to the 2025 Notes	$3,279,375	$9,838,125	$2,696,375	$3,716,625
Financing expenses related to the 2025 Notes	265,017	771,609	239,247	349,986
Total interest and financing expenses related to the 2025 Notes	$3,544,392	$10,609,734	$2,935,622	$4,066,611

Note 7. Net Assets

Unregistered Sales of Equity Securities

Since inception, the Company has completed the following issuances of Common Stock:

	Number of Common	Aggregate
Common Stock Issuance Date	Stock Issued	Offering Price
September 29, 2023	2,578,558	$49,900,000
September 27, 2023(1)	218,518	4,228,747
June 28, 2023	1,126,918	21,800,000
June 26, 2023(1)	252,293	4,880,557
April 3, 2023	56,599	1,093,900
March 29, 2023	980,749	18,906,100
March 27, 2023(1)	229,681	4,427,602
December 30, 2022	2,467,892	48,500,000
December 27, 2022(1)	186,283	3,666,375
September 28, 2022	5,000,901	99,900,000
September 26, 2022(1)	138,540	2,767,536
June 29, 2022	2,498,950	50,000,000
June 27, 2022(1)	100,633	2,013,490
March 29, 2022	1,986,561	40,000,000
March 25, 2022	2,734,196	55,000,000
March 24, 2022(1)	87,065	1,751,362
December 22, 2021(1)	44,706	898,396
December 9, 2021	10,296,137	210,000,000
September 24, 2021	3,783,388	75,000,000
September 23, 2021(1)	17,842	353,695
August 25, 2021(1)	13,540	271,305
June 18, 2021	5,025,757	100,000,000
March 30, 2021	3,687,064	71,877,447
February 26, 2021	1,429,493	28,121,553
February 4, 2021	1,545,776	30,000,000
December 24, 2020	744,307	14,886,136
December 21, 2020	505,693	10,113,864
November 17, 2020	50	1,000
Total	47,738,090	$950,359,065
(1)	Shares were issued to Stockholders participating in the Company’s DRIP.

The sales of Common Stock were made pursuant to subscription agreements entered into by the Company and its investors. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten business days’ prior notice to the funding date.

Each of the sales of Common Stock is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act“), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company is still accepting new commitments. The Company has not engaged in general solicitation or advertising with regard to the issuance and sale of the Common Stock and has not offered securities to the public in connection with such issuance and sale. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act.

Distributions

For the three and nine months ended September 30, 2023 and 2022, the Company declared the following distributions.

		Distribution Rate	Distribution
Record Date	Payment Date	per Share	Paid
September 25, 2023	September 27, 2023	$0.655	$29,436,364
June 23, 2023	June 26, 2023	$0.640	$27,879,553
March 24, 2023	March 27, 2023	$0.600	$25,376,864
September 23, 2022	September 26, 2022	$0.510	$17,595,590
June 24, 2022	June 27, 2022	$0.405	$12,970,138
March 23, 2022	March 24, 2022	$0.425	$11,514,845

Note 8. Investments

The following table presents the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2023 and December 31, 2022.

	September 30, 2023			December 31, 2022
			Percent of			Percent of
	Amortized	Fair	Total Portfolio		Fair	Total Portfolio
Investments:	Cost	Value	at Fair Value	Amortized Cost	Value	at Fair Value
First Lien Loans	$1,656,393,545	$1,648,511,256	85.3%	$1,425,048,682	$1,412,214,024	83.6%
Second Lien Loans	178,811,040	166,722,347	8.6	193,720,645	178,146,384	10.6
Unsecured Notes	82,611,513	82,749,599	4.3	84,845,719	84,600,524	5.0
Equity and Warrants	34,402,846	34,587,685	1.8	14,280,890	13,560,290	0.8
Total Investments	$1,952,218,944	$1,932,570,887	100.0%	$1,717,895,936	$1,688,521,222	100.0%

The geographic composition of investments based on fair value as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022
U.S.	98.4%	98.2%
Non-U.S.	1.6	1.8
Total	100.0%	100.0%

The industry composition of investments based on fair value as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022
Capital Markets	4.8%	5.6%
Diversified Consumer Services	0.6	0.7
Financial Services	9.5	8.5
Health Care Providers & Services	10.7	10.7
Health Care Technology	6.0	6.8
Insurance	22.2	16.6
IT Services	12.7	14.5
Professional Services	13.0	14.4
Real Estate Management & Development	2.5	2.9
Software	18.0	19.3
Total	100.0%	100.0%

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

A financial instrument is categorized within the ASC Topic 820 valuation hierarchy based upon the lowest level of input to the valuation that is significant to the fair value measurement. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, unrealized appreciation and depreciation related to such investments categorized as Level 3 investments within the tables below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Transfers between levels, if any, will be recognized at the beginning of the period in which the transfer occurred.

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

The following table presents the fair value hierarchy as of September 30, 2023.

	Fair Value Hierarchy as of September 30, 2023
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$8,356,152	$1,640,155,104	$1,648,511,256
Second Lien Loans	—	5,114,666	161,607,681	166,722,347
Unsecured Notes	—	35,648,224	47,101,375	82,749,599
Equity	—	—	34,587,685	34,587,685
Total	$—	$49,119,042	$1,883,451,845	$1,932,570,887

The following table presents the fair value hierarchy as of December 31, 2022.

	Fair Value Hierarchy as of December 31, 2022
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$20,517,763	$1,391,696,261	$1,412,214,024
Second Lien Loans	—	28,831,405	149,314,979	178,146,384
Unsecured Notes	—	53,274,979	31,325,545	84,600,524
Equity	—	—	13,560,290	13,560,290
Total	$—	$102,624,147	$1,585,897,075	$1,688,521,222

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2023 and 2022:

	First Lien	Second Lien	Unsecured
Three Months Ended September 30, 2023	Loans	Loans	Notes	Equity	Total
Fair value, beginning of period	$1,531,787,783	$161,057,781	$46,630,169	$24,401,174	$1,763,876,907
Purchases of investments, net	139,204,504	—	340,544	9,597,217	149,142,265
Proceeds from sales and principal payments, net	(38,624,668)	(1,348,188)	—	—	(39,972,856)
Realized gain (loss) on investments	37,734	(105,669)	—	—	(67,935)
Net change in unrealized appreciation/(depreciation)	5,822,624	1,970,512	97,337	580,881	8,471,354
Net accretion of discount and amortization of investments	1,927,127	33,245	33,325	8,413	2,002,110
Transfers into (out of) Level 3	—	—	—	—	—
Fair value, end of period	$1,640,155,104	$161,607,681	$47,101,375	$34,587,685	$1,883,451,845

	First Lien	Second Lien	Unsecured
Nine Months Ended September 30, 2023	Loans	Loans	Notes	Equity	Total
Fair value, beginning of period	$1,391,696,261	$149,314,979	$31,325,545	$13,560,290	$1,585,897,075
Purchases of investments, net	305,559,113	—	15,966,651	20,104,065	341,629,829
Proceeds from sales and principal payments, net	(61,539,360)	(1,348,188)	—	—	(62,887,548)
Realized gain (loss) on investments	56,067	(105,669)	—	—	(49,602)
Net change in unrealized appreciation/(depreciation)	5,035,878	2,830,316	(296,703)	905,440	8,474,931
Net accretion of discount and amortization of investments	4,954,868	224,023	105,882	17,890	5,302,663
Transfers into (out of) Level 3	(5,607,723)	10,692,220	—	—	5,084,497
Fair value, end of period	$1,640,155,104	$161,607,681	$47,101,375	$34,587,685	$1,883,451,845

	First Lien	Second Lien	Unsecured
Three Months Ended September 30, 2022	Loans	Loans	Notes	Equity	Total
Fair value, beginning of period	$1,211,457,425	$94,430,114	$30,985,919	$8,996,592	$1,345,870,050
Purchases of investments, net	270,254,229	5,756,125	—	4,597,403	280,607,757
Proceeds from sales and principal payments, net	(118,440,215)	—	—	—	(118,440,215)
Realized gain (loss) on investments	37,512	—	—	—	37,512
Net change in unrealized appreciation/(depreciation)	(8,564,355)	(3,327,257)	(138,489)	352,216	(11,677,885)
Net accretion of discount and amortization of investments	1,594,171	65,940	31,906	(195,793)	1,496,224
Transfers into (out of) Level 3	—	54,287,450	—	—	54,287,450
Fair value, end of period	$1,356,338,767	$151,212,372	$30,879,336	$13,750,418	$1,552,180,893

	First Lien	Second Lien	Unsecured
Nine Months Ended September 30, 2022	Loans	Loans	Notes	Equity	Total
Fair value, beginning of period	$1,011,839,638	$102,084,353	$20,000,000	$2,000,000	$1,135,923,991
Purchases of investments, net	548,413,680	35,341,125	11,562,500	11,654,123	606,971,428
Proceeds from sales and principal payments, net	(202,617,548)	(15,042,500)	—	—	(217,660,048)
Realized gain (loss) on investments	209,782	153,934	—	—	363,716
Net change in unrealized appreciation/(depreciation)	(5,743,072)	(6,086,921)	(756,262)	338,217	(12,248,038)
Net accretion of discount and amortization of investments	4,286,076	(154,931)	73,098	(241,922)	4,272,183
Transfers into (out of) Level 3	(49,789)	34,607,450	—	—	34,557,661
Fair value, end of period	$1,356,338,767	$151,212,372	$30,879,336	$13,750,418	$1,552,180,893

During the three months ended September 30, 2023, there were no transfers into or out of Level 2 or Level 3. During the nine months ended September 30, 2023, there was 1 transfer into Level 3 from Level 2 because of a decrease in observable inputs and 1 transfer into Level 2 from Level 3 because of an increase in observable inputs. During the three months ended September 30, 2022, there were no transfers into Level 3 from Level 2 and 1 transfer into Level 2 from Level 3 because of an increase in observable inputs. During the nine months ended September 30, 2022, there was 1 transfer into level 3 from Level 2 because of a decrease in observable inputs and 2 transfers into Level 2 from Level 3 because of an increase in observable inputs.

The following table presents the net change in unrealized appreciation (depreciation) for the Level 3 investments that were still held at September 30, 2023 and 2022.

	Three	Nine	Three	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
Net Change in Unrealized Appreciation (Depreciation)	2023	2023	2022	2022
First Lien Loans	$5,822,624	$5,035,878	$(8,564,355)	$(5,743,072)
Second Lien Loans	1,970,512	2,830,316	(3,327,257)	(6,086,921)
Unsecured Notes	97,337	(296,703)	(138,489)	(756,262)
Equity	580,881	905,440	352,216	338,217
Total	$8,471,354	$8,474,931	$(11,677,885)	$(12,248,038)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2023. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	September 30, 2023
Type of Investment	Fair Value	Valuation technique	Unobservable input	Range (weighted average)
First Lien Loans	$452,652,128	Discounted Cash Flow	Discount Rate	10.3% - 15.3% (11.7%)
First Lien Loans	1,187,502,976	Market Transaction	Market Transaction	90.7% - 101.0% (98.4%)
Second Lien Loan	161,607,681	Market Transaction	Market Transaction	24.2% - 99.6% (92.1%)
Unsecured Notes	19,894,897	Discounted Cash Flow	Discount Rate	11.2% - 11.2% (11.2%)
Unsecured Notes	27,206,478	Market Transaction	Market Transaction	88.4% - 100.0% (93.7%)
Equity	31,887,947	Market Transaction	Market Transaction	1.0% - 104.7% (97.0%)
Equity	2,699,738	Enterprise Value Analysis	EBITDA Multiple	22.0x
Total	$1,883,451,845

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

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260“), basic and diluted net increase in net assets resulting from operations per share of Common Stock is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. The methodology for the weighted average number of shares outstanding during the period utilizes the weighted average number of shares from the beginning of the period through the end of the period. Other potentially dilutive shares of Common Stock, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. For the periods ended September 30, 2023 and 2022, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of Common Stock for the three and nine months ended September 30, 2023 and 2022:

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2023	September 30, 2023	September 30, 2022	September 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net increase in net assets resulting from operations	$40,239,574	$96,158,192	$2,877,059	$22,347,429
Weighted average shares of Common Stock outstanding—basic and diluted	45,006,570	43,662,348	34,671,760	31,364,392
Basic and diluted net increase in net assets resulting from operations per share of Common Stock	$0.89	$2.20	$0.08	$0.71

Note 11. Taxes

The Company has elected to be treated and intends to qualify annually as a RIC, to distribute substantially all of its income and to comply with the other requirements of the Code applicable to RICs. Accordingly, no provision for federal taxes is required. In addition, by distributing during each calendar year substantially all of its net investment income, net realized capital gains and certain other amounts, if any, the Company intends not to be subject to a material federal excise tax. The Company did not have any liabilities for uncertain tax positions or unrecognized tax benefits as of September 30, 2023.

As of September 30, 2023 and December 31, 2022, the tax cost of the Company’s investments approximates its amortized cost.

Note 12. Financial Highlights

The following per share of Common Stock data has been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for the nine months ended September 30, 2023 and 2022:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)
Per share of Common Stock operating performance:
Net asset value, beginning of year/period	$19.32	$20.14
Results of operations:
Net investment income [1]	1.95	1.34
Net realized gains (losses) and unrealized appreciation (depreciation) [2]	0.23	(0.53)
Net increase (decrease) in net assets resulting from operations	2.18	0.81

Distributions to Common Stockholders
Distributions from net income[3]	(1.90)	(1.34)
Net decrease in net assets resulting from distributions	(1.90)	(1.34)
Net asset value, end of year/period	$19.60	$19.61

Shares outstanding, end of year/period	47,738,090	39,640,599
Ratio/Supplemental data:
Net assets, end of year/period	$935,887,906	$777,318,603
Weighted average shares outstanding	43,662,348	31,364,392
Total return [4]	11.73%	4.03%
Portfolio turnover	7.01%	14.30%
Ratio of operating expenses to average net assets [5]	11.93%	6.38%
Ratio of net investment income (loss) to average net assets [5]	13.16%	6.39%
1	The per share of Common Stock data was derived by using weighted average shares outstanding during the period.
2	The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year/period does not agree with the change in the aggregate appreciation and depreciation in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
3	Distributions from net income is based on the distribution amount per share as of the date of distribution.
4	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share, assuming reinvestment of any distributions during the period. Total return is not annualized and does not include a sales load.
5	The ratios reflect an annualized amount. Non-recurring expenses were not annualized. During the nine months ended September 30, 2023 and 2022, the Company incurred $76,939 and $77,876 of Organizational and Offering Expenses, respectively, which were deemed to be non-recurring.

Note 13. Equity

For the three months ended September 30, 2023, the Company issued 2,797,077 shares of Common Stock at an average price of $19.35 through private placement offerings resulting in gross proceeds to the Company of $54.1 million. For the nine months ended September 30, 2023, the Company issued 5,443,316 shares of Common Stock at an average price of $19.33 through private placement offerings resulting in gross proceeds to the Company of $105.2 million. The Company had 47,738,090 shares outstanding as of September 30, 2023 and 42,294,773 shares outstanding as of December 31, 2022. As of September 30, 2023, the Company has received capital commitments totaling $1,203 million, of which, $278 million remains unfunded. As of December 31, 2022, the Company had received capital commitments totaling $1,152 million, of which, $319 million remained unfunded.

Note 14. Subsequent Events

Management has evaluated subsequent events and transactions for potential recognition and/or disclosure through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and nine months ended September 30, 2023.

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

As of September 30, 2023, the Company has called equity capital in the amount of $925.1 million. See “Subscriptions and Drawdowns“ under “Financial Condition, Liquidity and Capital Resources“ below for further details. Management anticipates calling additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to private placements (“Private Offering“) of the Company’s common stock (“Common Stock“).

Investment Objective and Strategy

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Company seeks to invest primarily in senior secured or unsecured loans and, to a lesser extent, subordinated loans, mezzanine loans, equity, and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity.

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

Ability to Leverage Stone Point’s Experienced Investment Team. The Adviser intends to utilize Stone Point Capital’s significant resources and knowledge throughout the life cycle of each investment to support the Stone Point Credit Investment Team’s Credit Activities. On an as-needed basis, the Stone Point Capital Private Equity Team contributes a portion of its time, effort and resources to support Credit Activities. Stone Point Capital has a long, successful record of making investments and managing businesses in the financial services industry. Stone Point Capital has raised nine private equity funds with an investment track record of over 25 years and a focus on investments in companies in the global financial services industry and related sectors. Stone Point Capital and its affiliates have invested in 26 asset management platforms over 15 years and Stone Point believes that its experience investing in and building businesses across a variety of credit strategies, positions the Company for success in the direct lending middle market. The Stone Point Credit Investment Team is responsible for making all investment and disposition recommendations to the Adviser’s investment committee (the “Investment Committee”). The Investment Committee makes all investment and disposition decisions, subject to Board oversight. As of September 30, 2023, the Investment Team is comprised of 85 investment professionals, operating partners and senior advisors who bring to Stone Point considerable experience with Stone Point and/or from other leading private equity, private debt, investment banking, financial services, corporate law, and accounting firms. A majority of the Investment Team is focused on the private equity markets; however, Stone Point intends to continue to expand the Stone Point Credit Investment Team to support the ongoing growth of the Company and expansion of the Credit Activities. As of September 30, 2023, the Stone Point Credit Investment Team was comprised of 15 dedicated investment professionals1.

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

1	Includes one employee whose focus is shared across Stone Point Credit and Stone Point Capital.
2	From the Commencement of Operations through February 28, 2022, the Investment Committee for the Adviser was comprised of James D. Carey, Charles A. Davis, Stephen Friedman, David J. Wermuth and Nicolas D. Zerbib. Effective March 1, 2022, Scott J. Bronner and Eric L. Rosenzweig joined the Investment Committee and Charles A. Davis and Stephen Friedman have each assumed an advisory role to the Investment Committee.

The following table sets forth the experience of the Adviser’s Investment Committee.

	Years in
	Financial	Years at
The Adviser’s Investment Committee	Services	Stone Point
Scott J. Bronner, Head of Stone Point Credit
Member of the Investment Committee	17	14
James D. Carey, President of Stone Point
Member of the Investment Committee	29	26
Eric L. Rosenzweig, Managing Director
Member of the Investment Committee	19	17
David J. Wermuth, Chief Operating Officer of Stone Point
Member of the Investment Committee	27	24
Nicolas D. Zerbib, Chief Investment Officer of Stone Point
Member of the Investment Committee	28	25

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

Leverage

The amount of leverage that the Company employs will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in the Small Business Credit Availability Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of September 30, 2023 and December 31, 2022, the Company’s asset coverage ratio was 189% and 189%, respectively.

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets or capital commitments as collateral to financing facilities.

Financial and Operating Highlights

	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2023	2023
Total investment income	$59,111,497	$162,704,227
Total expenses	27,879,576	77,408,339
Net investment income (loss)	31,231,921	85,295,888
Total net realized gains (losses)	276,340	1,135,647
Total net change in unrealized appreciation (depreciation)	8,731,313	9,726,657

Net increase (decrease) in net assets resulting from operations	$40,239,574	$96,158,192

Per share information - basic and diluted:
Net investment income (loss)	$0.69	$1.95
Net increase (decrease) in net assets resulting from operations	$0.89	$2.20
Distributions declared per share	$0.66	$1.90

	As of	As of
	September 30,	December 31,
Consolidated balance sheet data	2023	2022
Cash and cash equivalents	$49,593,498	$33,791,187
Investments at fair value	1,932,570,887	1,688,521,222
Total assets	2,010,029,760	1,744,124,451
Total debt (net of unamortized debt issuance costs)	1,046,193,077	905,451,075
Total liabilities	1,074,141,854	926,938,862
Total net assets	$935,887,906	$817,185,589
Net asset value per share	$19.60	$19.32
Other data:
Number of portfolio companies	70	66
Distributions declared per share	1.90	1.89
Total return based on net asset value [1]	11.73%	5.35%
1	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share, assuming reinvestment of any distributions during the period. Total return is not annualized and does not include a sales load.

Portfolio and Investment Activity

Our investment activity for the three months ended September 30, 2023 is presented below (information presented herein is at par value unless otherwise indicated).

Three Months Ended
September 30, 2023
New investment commitments:
Total new investment commitments	$160,182,749
Principal amount of investments funded:
First lien loans	$135,802,099
Second lien loans	—
Unsecured notes	3,500,000
Total principal amount of investments funded	$139,302,099
Principal amount of investments sold or repaid:
First lien loans	41,415,865
Second lien loans	16,007,396
Unsecured loans	22,630,848
Total principal amount of investments sold or repaid	$80,054,109
Number of new investment commitments in new portfolio companies	3
Average new investment commitment amount in new portfolio companies	$20,000,000
Percentage of new debt investment commitments at floating rates	97.8%
Percentage of new debt investment commitments at fixed rates	2.2%
Weighted average yield to maturity on funded debt and other income producing investments to new portfolio companies during the period[1]	12.6%
Weighted average yield to maturity on debt and other income producing securities sold or repaid in full during the period	12.2%
1	Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees or present value adjustments.

As of September 30, 2023, the Company had 148 debt investments in 70 portfolio companies with an aggregate fair value of $1,898.0 million. As of December 31, 2022, the Company had 135 debt investments in 66 portfolio companies with an aggregate value of $1,675.0 million.

As of September 30, 2023 and December 31, 2022, the Company’s investments consisted of the following:

	September 30, 2023			December 31, 2022
			Percent of			Percent of
	Amortized	Fair	Total Portfolio	Amortized	Fair	Total Portfolio
Investments:	Cost	Value	at Fair Value	Cost	Value	at Fair Value
First Lien Loans	$1,656,393,545	$1,648,511,256	85.3%	$1,425,048,682	$1,412,214,024	83.6%
Second Lien Loans	178,811,040	166,722,347	8.6%	193,720,645	178,146,384	10.6%
Unsecured Notes	82,611,513	82,749,599	4.3%	84,845,719	84,600,524	5.0%
Equity	34,402,846	34,587,685	1.8%	14,280,890	13,560,290	0.8%
Total Investments	$1,952,218,944	$1,932,570,887	100.0%	$1,717,895,936	$1,688,521,222	100.0%

The industry composition of investments based on fair value as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022
Capital Markets	4.8%	5.6%
Diversified Consumer Services	0.6	0.7
Financial Services	9.5	8.5
Health Care Providers & Services	10.7	10.7
Health Care Technology	6.0	6.8
Insurance	22.2	16.6
IT Services	12.7	14.5
Professional Services	13.0	14.4
Real Estate Management & Development	2.5	2.9
Software	18.0	19.3
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022
U.S.	98.4%	98.2%
Non-U.S.	1.6	1.8
Total	100.0%	100.0%

The following table presents certain selected information regarding our investment portfolio as of September 30, 2023 and December 31, 2022:

	As of	As of
	September 30, 2023	December 31, 2022
Number of portfolio companies	70	66
Weighted Average EBITDA (based on par)	$185 million	$186 million
Percentage of performing debt bearing a floating rate	95.4%	94.7%
Percentage of performing debt bearing a fixed rate	4.6%	5.3%
Weighted average yield to maturity on funded debt and other income producing investments[1]	12.3%	11.1%
1	Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees or present value adjustments.

The following table presents the maturity schedule of our debt investments based on fair value as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
		Percentage		Percentage
Maturity Year	Fair Value	of Portfolio	Fair Value	of Portfolio
2023	$(322,174)	0.0%	$—	—%
2024	4,062,842	0.2	15,146,311	0.9
2025	39,698,994	2.1	39,540,046	2.4
2026	166,171,836	8.8	160,230,268	9.6
2027	431,748,797	22.7	403,461,929	24.1
2028	664,256,718	35.0	598,245,358	35.7
2029	472,779,884	24.9	419,976,828	25.0
2030	88,993,908	4.7	18,473,274	1.1
2031	19,894,897	1.0	19,886,918	1.2
2032	—	—	—	—
2033	10,697,500	0.6	—	—
Total	$1,897,983,202	100.0%	$1,674,960,932	100.0%

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

The following table shows the composition of our portfolio investments on the Adviser’s internal performance rating scale:

	September 30, 2023		December 31, 2022
		Percentage		Percentage
Investment Rating	Fair Value	of Portfolio	Fair Value	of Portfolio
1	$187,275,447	9.7%	$126,349,419	7.5%
2	1,656,203,533	85.7	1,509,838,451	89.4
3	88,887,307	4.6	52,333,352	3.1
4	204,600	0.0	—	—
5	—	—	—	—
Total	$1,932,570,887	100.0%	$1,688,521,222	100.0%

The following table presents the amortized cost of our performing and non-accrual investments as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Amortized		Amortized
	Cost	Percentage	Cost	Percentage
Performing	$1,952,218,944	100.0%	$1,703,615,046	100.0%
Non-accrual	—	—	—	—
Total	$1,952,218,944	100.0%	$1,703,615,046	100.0%

The following table presents the fair value of our performing and non-accrual investments as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,932,570,887	100.0%	$1,674,960,932	100.0%
Non-accrual	—	—	—	—
Total	$1,932,570,887	100.0%	$1,674,960,932	100.0%

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

Results of Operations

The following table presents the operating results for the three and nine months ended September 30, 2023:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2023	2023
Total investment income	$59,111,497	$162,704,227
Less: total expenses	27,879,576	77,408,339
Net investment income (loss)	31,231,921	85,295,888
Total net realized gains (losses)	276,340	1,135,647
Net change in unrealized appreciation (depreciation) on investments	8,731,313	9,726,657
Net increase (decrease) in net assets resulting from operations	$40,239,574	$96,158,192

Investment Income

Total investment income was $59,111,497 and $162,704,227 for the three and nine months ended September 30, 2023, respectively. Total investment income consisted of interest income from investments, interest from cash and cash equivalents and fee income.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2023	2023
Interest income from investments	$58,811,687	$161,103,193
Dividend income from investments	299,320	1,112,440
Interest from cash and cash equivalents	490	1,094
Fee income	—	487,500
Total investment income	$59,111,497	$162,704,227

Expenses

Operating expenses for the three and nine months ended September 30, 2023 were as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2023	2023
Base management fees	$6,286,880	$17,772,397
Interest and credit facility fees	19,735,996	54,482,977
Offering costs	24,315	76,939
Professional fees	1,724,881	4,753,930
Directors fees	91,875	275,625
Insurance expenses	15,629	46,471
Total expenses	$27,879,576	$77,408,339

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

For the three and nine months ended September 30, 2023, the Company incurred $358,264 and $1,016,264 of administrative overhead expenses, respectively.

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

Net Realized Gains (Losses) and Unrealized Appreciation (Depreciation) on Investments

The following table summarizes our net realized gains (losses) and unrealized appreciation (depreciation) for the three and nine months ended September 30, 2023:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2023	2023
Net realized gains (losses) and unrealized appreciation (depreciation) on investments
Total net realized gains (losses)	$276,340	$1,135,647
Total net change in unrealized appreciation (depreciation)	8,731,313	9,726,657

Net realized gains (losses) and unrealized appreciation (depreciation) on investments	$9,007,653	$10,862,304

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

Since inception, the Company has completed the following share issuances:

	Number of Common	Aggregate
Common Stock Issuance Date	Stock Issued	Offering Price
September 29, 2023	2,578,558	$49,900,000
September 27, 2023(1)	218,518	4,228,747
June 28, 2023	1,126,918	21,800,000
June 26, 2023(1)	252,293	4,880,557
April 3, 2023	56,599	1,093,900
March 29, 2023	980,749	18,906,100
March 27, 2023(1)	229,681	4,427,602
December 30, 2022	2,467,892	48,500,000
December 27, 2022(1)	186,283	3,666,375
September 28, 2022	5,000,901	99,900,000
September 26, 2022(1)	138,540	2,767,536
June 29, 2022	2,498,950	50,000,000
June 27, 2022(1)	100,633	2,013,490
March 29, 2022	1,986,561	40,000,000
March 25, 2022	2,734,196	55,000,000
March 24, 2022(1)	87,065	1,751,362
December 22, 2021(1)	44,706	898,396
December 9, 2021	10,296,137	210,000,000
September 24, 2021	3,783,388	75,000,000
September 23, 2021(1)	17,842	353,695
August 25, 2021(1)	13,540	271,305
June 18, 2021	5,025,757	100,000,000
March 30, 2021	3,687,064	71,877,447
February 26, 2021	1,429,493	28,121,553
February 4, 2021	1,545,776	30,000,000
December 24, 2020	744,307	14,886,136
December 21, 2020	505,693	10,113,864
November 17, 2020	50	1,000
Total	47,738,090	$950,359,065
(1)	Shares were issued to Stockholders participating in the Company’s DRIP.

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

Debt

Financing Facilities

	September 30, 2023
	Aggregate Principal	Outstanding	Amount	Net Carrying
	Committed	Principal	Available	Value
Capital Call Facility	$125,000,000	$20,000,000	$105,000,000	$19,889,186
Revolving Credit Facility	750,000,000	726,000,000	24,000,000	721,521,470
Secured Credit Facility	300,000,000	83,500,000	216,500,000	81,390,695
2025 Notes	225,000,000	225,000,000	—	223,391,726
Total	$1,400,000,000	$1,054,500,000	$345,500,000	$1,046,193,077

	December 31, 2022
	Aggregate Principal	Outstanding	Amount	Net Carrying
	Committed	Principal	Available	Value
Capital Call Facility	$125,000,000	$5,000,000	$120,000,000	$4,561,000
Revolving Credit Facility	750,000,000	684,000,000	66,000,000	678,169,958
Secured Credit Facility	—	—	—	—
2025 Notes	225,000,000	225,000,000	—	222,720,117
Total	$1,100,000,000	$914,000,000	$186,000,000	$905,451,075

Liquidity

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023	December 31, 2022
Cash and cash equivalents	$49,593,498	$33,791,187
Unused borrowing capacity	345,500,000	186,000,000
Unfunded portfolio company commitments	(246,039,164)	(210,252,851)
Undrawn capital commitments	278,196,156	318,611,256
Total operational liquidity	$427,250,490	$328,149,592

Distributions

For the three and nine months ended September 30, 2023 and 2022, the Company declared the following distributions:

	Payment	Distribution Rate	Annualized Distribution
Record Date	Date	per Share	Rate[1]	Distribution Paid
September 25, 2023	September 27, 2023	0.655	13.4%	29,436,364
June 23, 2023	June 26, 2023	0.640	13.2%	27,879,553
March 24, 2023	March 27, 2023	0.600	12.6%	25,376,864
September 23, 2022	September 26, 2022	0.510	10.1%	17,595,590
June 24, 2022	June 27, 2022	0.405	8.1%	12,970,138
March 23, 2022	March 24, 2022	0.425	8.5%	11,514,845
1	Annualized distribution yield is calculated as annualized quarterly declared distribution divided by weighted average net asset value over the period. Weighted average net asset value is based on the net asset value at the beginning of the quarter plus capital called and distributions reinvested during the quarter.

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

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of September 30, 2023 and December 31, 2022, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

		September 30, 2023	December 31, 2022
Portfolio Company	Type of Investment	Par	Par
2-10 Holdco, Inc.	First Lien Revolving Loan	$2,777,778	$2,777,778
Accordion Partners LLC	First Lien Delayed Draw Term Loan	3,051,020	4,576,531
Accordion Partners LLC	First Lien Revolving Loan	2,034,014	2,034,014
Accurserve	First Lien Delayed Draw Term Loan	5,172,414	—
AmeriLife Group LLC	First Lien Delayed Draw Term Loan	3,515,152	3,515,152
AmeriLife Group LLC	First Lien Revolving Loan	4,393,939	5,272,727
Anaplan, Inc.	First Lien Revolving Loan	1,546,008	1,546,008
AxiomSL Group, Inc.	First Lien Delayed Draw Term Loan	—	2,273,873
AxiomSL Group, Inc.	First Lien Revolving Loan	2,481,089	2,481,089
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	10,193,485	8,010,000
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	3,000,000	3,000,000
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	2,616,279	—
Belmont Buyer, Inc.	First Lien Revolving Loan	2,180,233	—
Bottomline Technologies, Inc.	First Lien Revolving Loan	7,365,385	7,365,385
Captive Resources Midco, LLC	First Lien Revolving Loan	2,202,764	2,202,764
CNSI Holdings, LLC	First Lien Revolving Loan	1,440,694	1,440,694
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	—	5,376,426
Diligent Corporation	First Lien Revolving Loan	2,950,000	3,500,000
Elkay LLC	First Lien Revolving Loan	3,611,111	3,611,111
Explorer Investor, Inc.	First Lien Delayed Draw Term Loan	4,042,263	5,058,140
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	—	594,253
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	21,000,000	—
Galway Borrower, LLC	First Lien Revolving Loan	4,098,295	4,098,295
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	2,186,775	4,397,000
Geosyntec Consultants, Inc.	First Lien Revolving Loan	1,609,000	1,609,000
GovDelivery Holdings, LLC	First Lien Revolving Loan	1,303,456	1,603,843
GraphPAD Software, LLC	First Lien Delayed Draw Term Loan	11,000,000	11,000,000
GraphPAD Software, LLC	First Lien Revolving Loan	1,250,000	2,500,000
Hyland Software, Inc.	First Lien Revolving Loan	1,199,095	—
IG Investments Holdings LLC	First Lien Revolving Loan	5,057,803	3,034,682
Imagine Acquisitionco, LLC	First Lien Delayed Draw Term Loan	6,430,868	6,430,868
Imagine Acquisitionco, LLC	First Lien Revolving Loan	4,630,225	4,630,225
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	—	2,777,778
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	6,533,333	—
MBO Partners, Inc.	First Lien Delayed Draw Term Loan	7,410,664	9,910,664
Ministry Brands Purchaser, LLC	First Lien Delayed Draw Term Loan	4,743,432	5,649,718
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	932,203	847,458
Mirra-Prime Access Holdings, LLC	First Lien Revolving Loan	1,712,500	1,712,500
More Cowbell II LLC	First Lien Delayed Draw Term Loan	5,444,251	—
More Cowbell II LLC	First Lien Revolving Loan	5,683,798	—
Neptune Flood Incorporated	First Lien Revolving Loan	750,000	—
OneDigital Borrower LLC	First Lien Delayed Draw Term Loan	9,771,429	—
Project K BuyerCo, Inc.	First Lien Revolving Loan	7,727,273	7,727,273
RSC Acquisition, Inc.	First Lien Delayed Draw Term Loan	24,000,000	23,325,789
Simplifi Holdings, Inc.	First Lien Revolving Loan	2,349,398	2,891,566
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	—	1,168,555
SpecialtyCare, Inc.	First Lien Revolving Loan	1,062,323	658,640
Spirit RR Holdings, Inc.	First Lien Revolving Loan	1,213,529	1,400,226
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	2,366,000	4,130,000
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	3,010,000	980,000
Syntax Systems Limited	First Lien Delayed Draw Term Loan	2,970,297	2,970,297
Syntax Systems Limited	First Lien Revolving Loan	396,040	396,040
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	7,606,857	13,698,286
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	2,000,000	2,000,000
Tamarack Intermediate LLC	First Lien Revolving Loan	2,935,268	2,890,625
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	7,446,809	7,446,809
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	8,846,154	8,942,308
Williams Martson, LLC	First Lien Delayed Draw Term Loan	2,553,846	2,553,846
Williams Martson, LLC	First Lien Revolving Loan	2,234,615	2,234,615
Total Par		$246,039,164	$210,252,851

The Company expects to maintain sufficient liquidity in the form of cash, financing capacity and undrawn capital commitments from our investors to cover any outstanding unfunded portfolio company commitments we may be required to fund.

Investor Commitments

As of September 30, 2023, the Company had received capital commitments totaling $1,203 million, of which, $278 million remained unfunded. As of December 31, 2022, the Company had received capital commitments totaling $1,152 million, of which, $319 million remained unfunded.

Contractual Obligations

Our payment obligations for repayment of debt, which total our contractual obligations on September 30, 2023, include $20 million of financing under the Capital Call Facility maturing in less than one year, $726 million of financing under the Revolving Credit Facility maturing in three to five years, $83.5 million of financing under the Secured Credit Facility maturing in three to five years and $225 million of financing under the 2025 Notes maturing in one to three years.

	Payments Due by Period
		Less Than	1 – 3	3 – 5	More Than
	Total	1 Year	Years	Years	5 Years
Capital Call Facility	$20,000,000	$20,000,000	$—	$—	$—
Revolving Credit Facility	726,000,000	—	—	726,000,000	—
Secured Credit Facility	83,500,000	—	—	83,500,000	—
2025 Notes	225,000,000	—	225,000,000	—	—
Total Contractual Obligations	$1,054,500,000	$20,000,000	$225,000,000	$809,500,000	$—

Hedging

In connection with certain portfolio investments, the Company may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while the Company may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors may result in a poorer overall performance for the Company than if it had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions through the three months ended September 30, 2023.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Investment transactions are recorded on the trade date. The Company measures net realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation and depreciation, when gains or losses are realized.

Revenue Recognition

The Company records interest income on an accrual basis to the extent that the Company expects to collect such amounts. Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. The Company does not accrue as a receivable interest on loans and debt securities for accounting purposes if the Company has reason to doubt the Company’s ability to collect such interest. Original issue discounts, market discounts or are accreted over the life of the respective security using the effective interest method as interest income. Premiums to par value on securities purchased are amortized to the first call date into interest income using the effective interest method. The Company records prepayment premiums on loans and debt securities as interest income.

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

As of September 30, 2023, 95.4% of our debt investments based on fair value were at floating rates. Our credit facilities, including our Capital Call Facility, Revolving Credit Facility and Secured Credit Facility, also bear interest at floating rates.

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2023, the following table shows the approximate annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors and assuming no changes in our investment portfolio and borrowing structure):

	Change in
			Net Investment
Basis point change	Interest Income (1)	Interest Expense	Income (Loss)
300	$55,883,960	$(24,885,000)	$30,998,960
200	37,255,973	(16,590,000)	20,665,973
100	18,627,987	(8,295,000)	10,332,987
(100)	(18,627,987)	8,295,000	(10,332,987)
(200)	(37,255,973)	16,590,000	(20,665,973)
(300)	(55,883,960)	24,885,000	(30,998,960)
(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts, subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments. We did not engage in interest rate hedging activities during the three months ended September 30, 2023.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023 (the end of the period covered by this report), our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosure

Not applicable.

Item 5.Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation[1]

3.2	Bylaws[2]

10.1	Amendment to Loan and Security Agreement between SPCC Funding I LLC and JPMorgan Chase Bank, National Association[3]

10.2

Credit Agreement among SPCC Funding II, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as collateral custodian, dated August 14, 2023[4]

10.3	Loan Sale and Contribution Agreement between the Company, as the seller, and SPCC Funding II, as the buyer, dated August 14, 2023[5]

10.4	Non-Recourse Carveout Guaranty Agreement among the Company, U.S. Bank Trust Company, National Association, on behalf of certain secured parties, and Goldman Sachs Bank USA, dated August 14, 2023[6]

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.

1 Previously filed as an exhibit to Amendment No. 1 to the Company’s registration statement on Form 10 (File No. 000-56209) filed with the SEC on November 25, 2020.

2 Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on January 4, 2021.

3 Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on July 7, 2023.

4 Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on August 17, 2023.

5 Previously filed as Exhibit 10.2 to the Company’s Form 8-K filed on August 17, 2023.

6 Previously filed as Exhibit 10.3 to the Company’s Form 8-K filed on August 17, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stone Point Credit Corporation

Date: November 13, 2023	By:	/s/ Scott J. Bronner
Name: Scott J. Bronner
Title: Principal Executive Officer

Date: November 13, 2023	By:	/s/ Gene Basov
Name: Gene Basov
Title: Principal Financial Officer