Form 10-K
period 2023-12-31
Stone Point Credit Corp
filed 2024-03-22
CIK 1825384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

(Title of class)

Indicate by check mark if the registrant is a well - known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes - Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12 (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive - based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D - 1 (b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The issuer had 50,308,175 shares of common stock, $0.001 par value per share, outstanding as of March 22, 2024.

Auditor Firm ID: 185 Auditor Name: KMPG LLP Auditor Location: New York, New York.

Stone Point Credit Corporation

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Unless indicated otherwise, the “Company,” “we,” “us,” and “our” refer to Stone Point Credit Corporation, and the “Adviser” refers to Stone Point Credit Adviser LLC, an affiliate of Stone Point Capital LLC (“Stone Point Capital” together with the Adviser and its credit-focused affiliates, as applicable, “Stone Point Credit”). This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of any public health emergencies or crises;
●	interest rate volatility, including the discontinuation of LIBOR, could adversely affect our results, particularly because we use leverage as part of our investment strategy;
●	the impacts of rising interest and inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies;
●	general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, China, Russia, Ukraine and the Middle East;
●	our contractual arrangements and relationships with third parties;
●	actual and potential conflicts of interest with our Adviser and its affiliates;
●	the dependence of our future success on the general economy and its effect on the industries in which we invest;
●	the ability of our portfolio companies to achieve their objectives;
●	the adequacy of our financing sources and working capital;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
●	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
●	our ability to maintain our qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
●	the effect of changes in tax laws and regulations and interpretations thereof; and
●	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this report.

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

Risks Relating to the Company’s Business and Structure

●	The Company has limited operating history.
●	The success of the Company depends in substantial part on the experience and knowledge of the Adviser and its Investment Team.
●	Legal, tax and regulatory changes could occur that may adversely affect the Company at any time during its term.
●	The business of identifying and structuring investments of the types contemplated by the Company is highly competitive and involves a high degree of uncertainty.
●	The Company’s investments are subject to the risks of investing in the financial services industry.
●	Certain sectors targeted by the Company are highly cyclical and subject to significant fluctuation.
●	The information and technology systems of the Company, the Adviser and their respective service providers may be vulnerable to cyber-attacks.
●	The Common Stock is an illiquid investment for which there is not a secondary market nor is it expected that any such secondary market will develop in the future.
●	Stockholders of the Company (“Stockholders”) may be subject to significant adverse consequences in the event such a Stockholder defaults on its capital commitment to the Company.
●	Employees of the Adviser may serve as directors of some portfolio companies and, as such, may have duties to persons other than the Company, including other shareholders of such portfolio companies.
●	The Adviser will not assume any responsibility to the Company other than to render the services described in its Investment Advisory Agreement with the Company, and it will not be responsible for any action of the Board in declining to follow the Adviser’s advice or recommendations.
●	If the Company does not maintain its status as a BDC, the Company might be regulated as a closed-end investment company under the 1940 Act, which would subject it to substantially more regulatory restrictions and correspondingly decrease the Company’s operating flexibility.
●	The Company is and will remain an “emerging growth company” as defined in the JOBS Act.
●	As a public entity, the Company is subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act.
●	We have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our Stockholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined in the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year.

●	Certain of the Company’s debt investments may contain provisions providing for the payment of paid-in-kind (“PIK”) interest.
●	The Company is subject to certain restrictions imposed by the Employee Retirement Income Security Act of 1974, as amended (“ERISA:).
●	Stockholders may experience dilution.
●	The net asset value and liquidity, if any, of the market for shares of the Common Stock may be significantly affected by numerous factors, some of which are beyond the Company’s control and may not be directly related to the Company’s operating performance.
●	The amount of any distributions the Company may make on the Common Stock is uncertain.
●	The Company’s business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities.
●	The Company intends to operate as a non-diversified investment company within the meaning of the 1940 Act, which means that the Company will not be limited by the 1940 Act with respect to the proportion of its assets that it may invest in a single issuer.
●	There can be no assurance that there will be a sufficient number of suitable investment opportunities satisfying the investment objectives of the Company to enable the Company to invest all of its committed capital, or that such investment opportunities will lead to completed investments by the Company.
●	The Company may co-invest in portfolio companies with third parties (including, in certain circumstances, investment funds, accounts and investment vehicles managed by the Adviser and its affiliates) through partnerships, joint ventures or other arrangements.
●	The Company may make minority investments, or may make investments in “club” deals alongside entities sponsored by other private credit or private equity firms, in portfolio companies where the Company may not have the right to appoint a director or otherwise be able to control or effectively influence the business or affairs of such entities.
●	The Company may make follow-on investments in certain portfolio companies or have the opportunity to increase an investment in certain portfolio companies.
●	The Company may, subject to the limitations described herein, incur leverage in connection with its operations, collateralized by its assets and/or capital commitments.
●	General interest rate fluctuations may have a substantial negative impact on the Company’s investments, the value of the Company’s Common Stock and the Company’s rate of return on invested capital.
●	The discontinuation of London InterBank Offered Rate (“LIBOR”) may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.
●	In connection with certain portfolio investments, the Company may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates.
●	The Adviser and its affiliates may have actual and potential conflicts of interest.

Risks Relating to the Company’s Investments

●	Increased interest rates and inflation will increase financing costs for portfolio companies.

●	The Company invests primarily by making loans.
●	The Company will acquire a significant percentage of its portfolio company investments from privately held companies in directly negotiated transactions.
●	Investments in private and middle-market companies involves a number of significant risks.
●	The Company’s investment portfolio may contain securities or instruments issued by publicly held companies.
●	The Company will accept subscriptions and will maintain books and records in dollars although the Company may invest a portion of capital outside of the United States (and in various foreign currencies).
●	The Company’s investments will be subject to various risks, particularly the risk that the Company will be unable to realize its investment objectives by sale or other disposition at attractive prices or be unable to complete any exit strategy.
●	Investing in the Company presents certain risks, including, but not limited to, risks associated with: credit, investments in loans, “higher-yielding” debt securities, stressed and distressed investments, investments in public companies, credit ratings, prepayment, and interest rates.

General Risk Factors

●	General economic conditions may affect the Company’s activities.
●	Economic recessions or downturns could impair the portfolio companies, and defaults by the portfolio companies will harm the Company’s operating results.
●	Public health emergencies could negatively affect portfolio companies and the Company’s results of operations.
●	Potential Failures in the financial services industry could adversely affect the Company’s, its portfolio companies’ and the Adviser’s business, financial condition, results of operations, or prospects.

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

On June 11, 2021, the Company formed SPCC Funding I LLC (the “SPV”), a wholly-owned financing subsidiary, for the purpose of holding pledged investments as collateral under a financing facility. On April 24, 2023, the Company formed SPCC Funding II LLC (“SPV II,” and together with the SPV, the “SPVs”), a wholly-owned financing subsidiary, for the purpose of holding pledged investments as collateral under a financing facility.

The Adviser – Stone Point Credit Adviser LLC

Subject to the supervision of the Board of Directors (the “Board”), pursuant to an investment advisory agreement between the Company and the Adviser dated December 1, 2020 (the “Investment Advisory Agreement”), the Adviser manages the day-to-day operations of the Company and provides the Company and other separately managed accounts (the “Credit Funds”) with investment advisory and management services. The Board, including a majority of the independent directors, most recently approved the renewal of the Investment Advisory Agreement for a one-year term in November 2023. The Adviser is an affiliate of Stone Point, which is an alternative investment management platform specializing in investments within the global financial services industry and related sectors with an investment track record of over 25 years. As of December 31, 2023, Stone Point had over $50 billion of assets under management, including over $7.5 billion managed by the Adviser.

Pursuant to a resource sharing agreement between Stone Point Capital and the Adviser (the “Resource Sharing Agreement”), Stone Point Capital makes the investment professionals on the Stone Point Credit investment team (the “Stone Point Credit Investment Team”) available to the Adviser for purposes of originating and identifying investment opportunities, conducting research and due diligence on prospective investments, analyzing and underwriting investment opportunities, structuring investments and monitoring and servicing the Company’s investments in accordance with the services provided by the Adviser under the Investment Advisory Agreement (“Credit Activities”). On an as needed basis, certain other investment professionals on the Stone Point Capital private equity investment team (the “Stone Point Capital Private Equity Team” and together with the Stone Point Credit Investment Team, the “Investment Team”) contribute a portion of their time, effort and knowledge to support Credit Activities. The Stone Point Credit Investment Team employs a blend of top-down and bottom-up analysis. The senior members of the Stone Point Credit Investment Team have been actively involved in the alternative credit investing market for many years and have built strong relationships with private equity sponsors, banks and financial intermediaries. As of December 31, 2023, the Investment Team was comprised of more than 100 investment professionals. A majority of the Investment Team is focused on the private equity markets; however, Stone Point intends to continue to expand the dedicated Stone Point Credit Investment Team to support the ongoing growth of the Company and expansion of Credit Activities1. As of December 31, 2023, the Stone Point Credit Investment Team was comprised of 24 dedicated investment professionals2. In addition, the Investment Team is supported by finance, tax, operational, administrative, legal, compliance, investor relations, business development and information technology professionals. Certain of these individuals have additional responsibilities other than those relating to the Company, including the other Credit Funds and private equity products sponsored by Stone Point Capital, but allocate a portion of their time in support of the Company’s business and investment objective.

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

The Board of Directors

The Company’s business and affairs are managed under the direction of its Board. The Board consists of five members, three of whom are not “interested persons” of the Company, the Adviser or their respective affiliates as defined in Section 2(a)(19) of the 1940 Act. These individuals are referred to as the “Independent Directors.” The Independent Directors compose a majority of the Board. Directors who are “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser are referred to herein as “Interested Directors.” The Board elects the Company’s officers, who serve at the discretion of the Board. The responsibilities of the Board include oversight of the Adviser’s quarterly valuation of the Company’s assets, corporate governance activities, oversight of the Company’s financing arrangements and oversight of the Company’s investment activities.

[1]

Certain communications between professionals within the Stone Point Capital Private Equity Team and professionals within Stone Point Credit Investment Team may be restricted due to internal policy restrictions.

[2]	Includes one investment team professional whose focus is shared across Stone Point Credit and Stone Point Capital.

History of Stone Point

Stone Point Capital has a history of successfully investing in the global financial services industry over a period of more than thirty years. The platform began in 1985 and operated as MMC Capital under the ownership of Marsh & McLennan Companies, Inc. until 2005. Certain Managing Directors of Stone Point Capital led the management of MMC Capital from 1998 until 2005, when they formed Stone Point Capital to acquire the business from Marsh & McLennan. Between 1985 and 1993, Stone Point Capital continued to execute a strategy of investing in property & casualty underwriting businesses on an opportunistic basis as market opportunities were identified. In 1994, Stone Point Capital formed its first private equity fund, Trident I, with committed capital to invest in underwriting companies operating principally within the insurance industry. During the last twenty-five years, the scope of investment activities has broadened to include other financial and adjacent business services companies, including companies in the following sectors: insurance distribution, insurance services, healthcare & managed care services, human capital management, business services, wealth management & fund administration, asset management, real estate finance & services, insurance underwriting and lending & markets. Stone Point’s experience, reputation and contacts have enabled it to attract talented management teams, to identify, evaluate and respond quickly to market opportunities, and to work actively in partnership with managers to enhance the value of portfolio companies in numerous segments within and adjacent to the financial services industry.

In 2020, the Managing Directors of Stone Point Capital formed Stone Point Credit to assume responsibility for managing the corporate and consumer credit-focused investment vehicles managed by Stone Point Capital. Stone Point Credit has raised and manages a comprehensive suite of credit strategies, which are accessible through commingled funds and customized separately managed accounts. Stone Point Credit seeks to leverage the Firm’s deep industry knowledge and extensive network to pursue credit-oriented investment opportunities across the financial services, business services, software and technology, and healthcare services sectors. As of December 31, 2023, the Adviser had over $7.5 billion of assets under management.

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

Market Opportunity and Competitive Advantages

The Adviser believes the Company presents an attractive investment opportunity for several reasons, including:

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

Ability to Leverage Stone Point’s Experienced Investment Team. The Adviser intends to utilize Stone Point Capital’s significant experience and knowledge throughout the life cycle of each investment to support the Stone Point Credit Investment Team’s Credit Activities. On an as-needed basis, Stone Point Capital Private Equity Team contributes a portion of its time, effort and resources to support Credit Activities. Stone Point Capital has a long, successful record of making investments and managing businesses in the financial services industry. Stone Point Capital has raised nine private equity funds with an investment track record of over 25 years and a focus on investments in companies in the global financial services industry and related sectors. Stone Point

Capital and its affiliates have invested in 26 asset management platforms over 15 years and Stone Point believes that its experience investing in and building businesses across a variety of credit strategies, positions the Company for success in the direct lending middle market. The Stone Point Credit Investment Team is responsible for making all investment and disposition recommendations to the Investment Committee. The Investment Committee makes all investment and disposition decisions, subject to Board oversight. As of December 31, 2023, the Investment Team is comprised of more than 100 investment professionals, operating partners and senior advisors who bring to Stone Point considerable experience with Stone Point and/or from other leading private equity, private debt, investment banking, financial services, corporate law, and accounting firms. A majority of the Investment Team is focused on the private equity markets; however, Stone Point intends to continue to expand the Stone Point Credit Investment Team to support the ongoing growth of the Company and expansion of the Credit Activities. As of December 31, 2023, the Credit Investment Team was comprised of 24 dedicated investment professionals3.

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

●	Mr. Bronner is the President of the Company, Head of Stone Point Credit and Managing Director of Stone Point, and a member of the Investment Committee, Allocation Committee and Valuation Committee of the Adviser. Prior to joining the Firm in 2009, he was in the Private Equity Division at Lehman Brothers Inc.
●	Mr. Carey is President of Stone Point, a member of the Investment Committees of the Adviser and the Trident Funds, and a member of the Allocation Committee of the Adviser. Prior to joining the Firm in 1997, he was in the Financial Institutions Investment Banking Group at Merrill Lynch & Co. and prior to that time was an attorney with Kelley Drye & Warren LLP.
●	Mr. Rosenzweig is a Managing Director of Stone Point and a member of the Investment Committee of the Adviser. Prior to joining the Firm in 2006, he was in the Financial Institutions Investment Banking Group at UBS Investment Bank.
●	Mr. Wermuth is the Chairman of the Company, General Counsel and Chief Operating Officer of Stone Point, a member of the Investment Committees of the Adviser and the Trident Funds, and a member of the Allocation Committee and Valuation Committee of the Adviser. Prior to joining the Firm in 1999, he was an attorney specializing in mergers and acquisitions at Cleary, Gottlieb, Steen & Hamilton LLP and prior to that time an auditor for KPMG Peat Marwick.
●	Mr. Zerbib is Chief Investment Officer of Stone Point, a member of the Investment Committees of the Adviser and the Trident Funds, and a member of the Valuation Committee of the Adviser. Prior to joining the Firm in 1998, he was in the Financial Institutions Group at Goldman Sachs.
[3]	Includes one employee whose focus is shared across Stone Point Credit and Stone Point Capital.
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

The following table sets forth the experience of the Adviser’s Investment Committee.

	Years in
	Financial	Years at
The Adviser’s Investment Committee	Services	Stone Point
Scott J. Bronner, Head of Stone Point Credit and Managing Director of Stone Point
Member of the Investment Committee	17	15
James D. Carey, President of Stone Point
Member of the Investment Committee	30	27
Eric L. Rosenzweig, Managing Director
Member of the Investment Committee	19	17
David J. Wermuth, General Counsel and Chief Operating Officer of Stone Point
Member of the Investment Committee	27	24
Nicolas D. Zerbib, Chief Investment Officer of Stone Point
Member of the Investment Committee	28	25

Investment Advisory Agreement

The Company entered into the Investment Advisory Agreement dated December 1, 2020 with the Adviser. The Board, including a majority of the independent directors, most recently approved the renewal of the Investment Advisory Agreement for a one-year term in November 2023. Pursuant to the Investment Advisory Agreement, the Adviser manages the Company’s day-to-day operations and provides the Company with investment advisory services. Among other things, the Adviser (i) determines the composition and allocation of the Company’s investment portfolio, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments made by the Company; (iii) performs due diligence on prospective portfolio companies; (iv) executes, closes, services and monitors the Company’s investments; (v) determines the securities and other assets that the Company will purchase, retain or sell; (vi) arranges financings and borrowing facilities for the Company and (vii) provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its fund and (viii) to the extent permitted under the 1940 Act and the Investment Advisers Act of 1940 (the “Advisers Act”), on the Company’s behalf, and in coordination with any sub-adviser and any administrator, provides significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance under the 1940 Act, including utilizing appropriate personnel of the Adviser to, among other things, monitor the operations of the Company’s portfolio companies, participate in board and management meetings, consult with and advise officers of portfolio companies and provide other organizational and financial consultation. The Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Adviser is generally free to furnish similar services to other entities so long as its performance under the Investment Advisory Agreement is not adversely affected.

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

Incentive Fee

Beginning December 21, 2024, on the fourth anniversary of the date on which Stockholders are required to fund their initial drawdown (the “Incentive Commencement Date”), the Company will pay the Adviser an incentive fee (“Incentive Fee”) as set forth below. The Incentive Fee will consist of two parts. The first part (the “Investment Income Incentive Fee”) will be calculated and payable following the Incentive Commencement Date on a quarterly basis, in arrears, and will equal 15% of “pre-incentive fee net investment income” for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.75% (i.e., 7% annualized) measured on a quarterly basis. For purposes of computing the initial installment of the Investment Income Incentive Fee, because the Incentive Commencement Date does not fall on the first day of a calendar quarter, then the initial payment of the Investment Income Incentive Fee shall be payable for the period that commences on the Incentive Commencement Date through the last day of the first complete calendar quarter immediately following the Incentive Commencement Date (March 31, 2025), and, thereafter, at the end of each subsequent calendar quarter as described above. The second part (the “Capital Gains Incentive Fee”) will be an annual fee that will also commence with the period beginning on the Incentive Commencement Date and will be determined and payable following the Incentive Commencement Date, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 15% of realized capital gains, if any, determined on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees. For the purpose of computing the Capital Gains Incentive Fees, the calculation methodology will look through derivative financial instruments or swaps as if the Company owned the reference assets directly.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect the Company. For example:

●	pursuant to Rule 13a-14 of the Exchange Act, the Company’s Principal Executive Officer and Principal Financial Officer must certify the accuracy of the financial statements contained in the Company’s periodic reports;
●	pursuant to Item 307 of Regulation S-K, the Company’s periodic reports must disclose the Company’s conclusions about the effectiveness of its disclosure controls and procedures;

●	pursuant to Rule 13a-15 of the Exchange Act, the Company’s management is required to prepare a report regarding its assessment of the Company’s internal control over financial reporting and (once the Company ceases to be an emerging growth company under the JOBS Act or, if later, for the year following the Company’s first annual report required to be filed with the SEC) must obtain an audit of the effectiveness of internal control over financial reporting performed by its independent registered public accounting firm; and
●	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, the Company’s periodic reports must disclose whether there were significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Proxy Voting Policies and Procedures

The Company has delegated its proxy voting responsibility to the Adviser. As a fiduciary, the Adviser has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of the Company and not to subrogate Company interests to its own interests. To meet its fiduciary obligations, the Adviser seeks to ensure that it votes proxies in the best interest of the Company, and addresses how the Adviser will resolve any conflict of interest that may arise when voting proxies. The Adviser’s proxy voting policy attempts to generalize a complex subject and the Adviser may, from time to time, determine that it is in the best interests of the Company to depart from specific policies described therein.

Stockholders may, without charge, obtain information regarding how the Company voted proxies with respect to the Company’s portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 20 Horseneck Lane, Greenwich, Connecticut 06830 or by contacting the Company’s investor relations department at SPCreditIR@stonepoint.com.

Privacy Principles

Stone Point considers privacy to be fundamental to its relationship with its Stockholders. Stone Point is committed to maintaining the confidentiality, integrity and security of a Stockholder’s non-public personal information. Accordingly, Stone Point has developed internal policies and practices to protect the confidentiality of nonpublic personal information while still meeting Stockholders’ needs. Stone Point is providing this notice to Stockholders to describe what kinds of information Stone Point collects about Stockholders, how that information is used, the circumstances in which that information may be disclosed to third parties, and certain rights that Stockholders may have with respect to that information. Stockholders can find the Company’s privacy policy at www.stonepoint.com. This notice (“Notice”) relates to current, former, and prospective investors in the Company who provide nonpublic personal information to Stone Point, Stockholders can find our privacy policy at www.stonepoint.com. This Notice may be changed at any time, provided a notice of such change is given to Stockholders to the extent required by law. If you are an investor or prospective investor and you provide personal information on behalf of any natural person to us, you should provide a copy of this notice to that person.

For purposes of this Notice, “personal information” means information that identifies, relates to, describes, is reasonably capable of being associated with, or could reasonably be linked, directly or indirectly, with a particular consumer or household. It does not include de-identified or aggregate information, or public information lawfully available from governmental records.

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

For purposes of this discussion, a “U.S. Stockholder” is a beneficial owner of shares of Common Stock that is, for U.S. federal income tax purposes:

●	an individual who is a citizen or resident of the United States;
●	a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof, including, for this purpose, the District of Columbia;
●	a trust if (i) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more “United States persons” (as defined in the Code) have the authority to control all substantive decisions of the trust, or (ii) the trust has in effect a valid election to be treated as a domestic trust for U.S. federal income tax purposes; or
●	an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

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

In order to qualify as a RIC for U.S. federal income tax purposes, the Company must, among other things:

●	qualify and have in effect an election to be treated as a BDC under the 1940 Act at all times during each taxable year;
●	derive in each taxable year at least 90% of the Company’s gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or other income derived with respect to the Company’s business of investing in such stock or securities (the “90% Income Test”); and

●	diversify the Company’s holdings so that at the end of each quarter of the taxable year:
●	at least 50% of the value of the Company’s assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of the Company’s assets or more than 10% of the outstanding voting securities of the issuer; and
●	no more than 25% of the value of the Company’s assets is invested in (a) the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable Code rules, by the Company and that are engaged in the same or similar or related trades or businesses or (b) the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

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

Risks Relating to the Company’s Business and Structure

Limited Operating History

The Company has limited operating history upon which to evaluate the Company’s performance and the Adviser and its affiliates have not previously sponsored a BDC. The performance of the Investment Team’s past portfolio investments associated with the funds managed by Stone Point (the “Stone Point Funds”) is not necessarily indicative of the results that will be achieved by the Company. The Company is subject to all of the business risks and uncertainties associated with any new business, including the risk that the Company will not achieve its investment objective, or that the Company will not qualify or maintain the Company’s qualification to be treated as a RIC under Subchapter M of the Code, and that the value of any Stockholder’s investment could decline substantially.

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

Dependence on Key Personnel and Adviser

The success of the Company depends in substantial part on the experience and knowledge of the Adviser and its Investment Team. There can be no assurance that any individual will continue to be employed by the Adviser throughout the term of the Company. The loss of key personnel could have a material adverse effect on the Company.

Business and Regulatory Risks of Alternative Asset Investments

Legal, tax and regulatory changes could occur that may adversely affect the Company at any time during its term. The legal, tax and regulatory environment for BDCs and other vehicles that invest in alternative investments is evolving, and changes in the legislation or regulation and market perception of such vehicles, including changes to existing laws and regulations and increased criticism of the BDC, private credit, private equity and other sectors within the alternative asset industry by some politicians, government representatives, regulators and market commentators, may adversely affect the ability of the Company to pursue its investment strategy, its ability to obtain leverage and financing and the value of investments held by the Company. In recent years, market disruptions and the dramatic increase in the capital allocated to alternative investment strategies have led to increased governmental as well as self-regulatory scrutiny of the alternative investment fund industry in general, and certain legislation proposing greater regulation of the industry periodically is considered by the governing bodies of both U.S. and non-U.S. jurisdictions. It is impossible to predict what, if any, changes may be instituted with respect to the legislation or regulations applicable to the Company, the Adviser, their respective affiliates, the markets in which they trade and invest, the Stockholders or the counterparties with which they do business, or what other effect such legislation or regulations might have. There can be no assurance that the Company, the Adviser or their respective affiliates will be able, for financial reasons or otherwise, to comply with future laws and regulations, and any regulations that restrict the ability of the Company to implement its investment strategy could have a material adverse impact on the Company’s portfolio. To the extent that the Company or its investments are or may become subject to regulation by various agencies in the United States or other non-U.S. jurisdictions, certain costs of compliance will be borne by the Company.

The SEC and other various U.S. federal, state and local agencies may conduct examinations and inquiries into, and bring enforcement and other proceedings against, the Company, the Adviser or their respective affiliates. The Company, the Adviser or their respective affiliates may receive requests for information or subpoenas from the SEC and other state, federal and non-U.S. regulators from time to time in connection with such inquiries and proceedings and otherwise in the ordinary course of business. These requests may relate to a broad range of matters, including specific practices of the Company, the Adviser, the securities in which the Adviser invests on behalf of the Company and/or clients, or industry-wide practices. Certain costs of any such increased reporting, registration and compliance requirements may be borne by the Company and may furthermore place the Company at a competitive disadvantage to the extent that the Company or the Adviser is required to disclose sensitive business information.

Competitive Nature of the Adviser’s Business

The business of identifying and structuring investments of the types contemplated by the Company is highly competitive and involves a high degree of uncertainty. The Adviser expects to encounter competition from other entities having similar investment objectives, including other BDCs, private equity and credit funds, strategic industry acquirers, registered investment companies, specialty finance companies, banks, broker-dealers, investment partnerships and corporations, and other financial investors. Some of these competitors may have more relevant experience and contacts or better resources than the Adviser or may not be subject to the regulatory restrictions that the 1940 Act imposes on the Company as a BDC and that the Code imposes on the Company as a RIC. Such other investors may make competing offers for investment opportunities that are identified, and even after an agreement in principle has been reached with the board of directors or owners of an acquisition target, consummating the transaction will be subject to myriad uncertainties, only some of which are foreseeable or within the control of the Adviser. To the extent that the Adviser encounters competition with respect to the Company’s investments, yields to Stockholders may be reduced. In addition to competition from other investors, the availability of investment opportunities generally will be subject to market conditions as well as, in many cases, the prevailing regulatory or political climate.

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

The Company, the Adviser, and their affiliates and their service providers are subject to risks associated with a breach in cybersecurity. Cybersecurity is a generic term used to describe the technology, processes and practices designed to protect networks, systems, computers, programs, and data from both intentional cyber-attacks and hacking by other computer users, as well as unintentional damage or interruption that, in either case, can result in damage and disruption to hardware and software systems, loss or corruption of data and/or misappropriation of confidential information. Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. The Adviser and its service providers’ information and technology systems may be vulnerable to damage or interruption from computer viruses and other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes, and earthquakes.

Cybersecurity threats may involve unauthorized access to sensitive information, including, without limitation, information regarding the Adviser’s or the Company’s investment activities, or could render data or systems unusable, any of which could result in significant losses. Any cybersecurity attacks against the Adviser, the Company, or the Company’s portfolio companies could lead to the loss of sensitive information essential to such entity’s operations, could have a material adverse effect on such entity’s reputations, financial positions or cash flows, could lead to financial losses from remedial actions or loss of business, or could lead to potential liability. Neither the Adviser nor the Company control the cybersecurity plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to the Adviser and the Company, each of whom could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, attempts to induce Stone Point Credit personnel (or third-party agents) to provide data or payments under false pretenses (e.g., via a falsified email), unauthorized release of confidential or otherwise protected information, including personal information relating to the Company, and corruption of data, and other electronic security breaches could lead to disruptions in critical systems, potentially resulting in further harm and could require the Adviser, the Company, or any such portfolio company to make a significant investment to fix or replace such systems. Cyberattacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on systems or websites, rendering them unavailable. If unauthorized parties gain access to such information and technology systems, they could be able to steal, publish, delete, or modify private and sensitive information. If the information and technology systems of the Adviser and the Company and their respective service providers are compromised, become inoperable for extended periods of time or cease to function properly, the Adviser, the Company, and/or their service providers may have to make a significant investment to fix or replace such systems. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in the Adviser’s, the Company’s, and/or a portfolio company’s operations and result in a failure to maintain the security, confidentiality, or privacy of sensitive data, including personal information relating to investors of the Company (and their beneficial owners), material non-public information relating to, and the intellectual property and trade secrets of the Adviser, the Company, and/or its portfolio companies. Such a failure or unauthorized disclosure of data could harm the Adviser, the Company, and/or a portfolio company’s reputation, subject any such entity and their respective affiliates to legal claims, regulatory action, increased costs, financial losses, data privacy breaches or enforcement action arising out of applicable privacy or other laws and adverse publicity and otherwise affect their business and financial performance. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means.

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

Duties of the Adviser and the Stockholders’ Rights

The Adviser is engaged to provide the Company (and not any individual Stockholder) with portfolio management and certain administrative services. As such, and to the fullest extent permitted by law, none of the Stockholders will have direct rights against the Adviser and the Adviser does not represent or owe any duty to any individual Stockholder in the Company in connection with its appointment to provide such services.

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

Restrictions on Transfer and Withdrawal

The Common Stock has not been and may never be registered under the Securities Act and, unless so registered, may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Common Stock is an illiquid investment for which there is not a secondary market, nor is it expected that any such secondary market will develop in the future. Stockholders generally may not sell, assign or transfer their shares without prior written consent of the Adviser (unless the transfer is to an affiliate), which the Adviser may grant or withhold in its sole discretion. Except in limited circumstances for legal or regulatory purposes, Stockholders are not entitled to redeem their shares of Common Stock. Stockholders must be prepared to bear the economic risk of an investment in the Company for an indefinite period. The Company is generally not able to issue or sell Common Stock at a price below net asset value per share. The Company may, however, sell Common Stock, or warrants, options or rights to acquire Common Stock, at a price below the then-current net asset value per share of Common Stock, if the Board determines that such sale is in the Company’s best interests, and if Stockholders approve the sale. In any such case, the price at which the Company’s securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities (less any distributing commission or discount). If the Company raises additional funds by issuing Common Stock or senior securities convertible into, or exchangeable for, Common Stock, then the percentage ownership of Stockholders at that time will decrease, and Stockholders may experience dilution.

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

Exchange Act Filing Requirements

Because the Company is subject to the reporting requirements under the Exchange Act, ownership information for any person who beneficially owns 5% or more of the Common Stock will have to be disclosed in a Schedule 13G, Schedule 13D or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC and includes having voting or investment power over the securities. In some circumstances, Stockholders who choose to reinvest their dividends may see their percentage stake in the Company increase to more than 5%, thus triggering this filing requirement. Each Stockholder is responsible for determining their filing obligations and preparing the filings. In addition, Stockholders who hold more than 10% of a class of the Company’s shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the Company’s profits from the purchase and sale, or sale and purchase, of registered stock within a six-month period.

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

Stock Dividend

Although the Company currently does not intend to do so, the Company may declare a large portion of a dividend in shares of the Company’s stock at the election of each Stockholder. An IRS Revenue Procedure allows a publicly offered RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all Stockholders is required to be at least 20% of the aggregate declared distribution. The Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied.

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

Certain ERISA Considerations

Generally, the fiduciary responsibility standards and prohibited transaction restrictions of ERISA apply to a variety of employee retirement and welfare benefit plans maintained by private employers (“ERISA Plans”). Although ERISA does not (with certain exceptions) apply to individual retirement accounts, “Keogh” plans and certain other plans, such plans (collectively with ERISA Plans, “Plans”), are generally subject to Section 4975 of the Code, which contains prohibited-transaction provisions that are similar to those contained in ERISA.

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

Certain “Plan Asset” Considerations. U.S. Department of Labor regulations (as modified by Section 3(42) of ERISA (together, the “Plan Assets Regulation”)) describes when the assets of an entity are to be treated as “plan assets” for purposes of ERISA and Section 4975 of the Code. The Plan Assets Regulation provides that, if a “benefit plan investor” (as defined under the Plan Assets Regulation (“Benefit Plan Investor”)) acquires an “equity interest” in an entity, and if Benefit Plan Investors in the aggregate hold 25% or more of the value of any class of equity interests in the entity, the entity’s assets will be treated as “plan assets” for purposes of ERISA and Section 4975 of the Code, unless the Company’s Common Stock constitutes a “publicly-offered security” (as defined in the Plan Assets Regulation (“Publicly-Offered Security”)) or another exception under the Plan Assets Regulation applies.

In order to attempt to prevent the assets of the Company from constituting “plan assets” for purposes of ERISA and/or Section 4975 of the Code, based upon representations from investors, the Company will endeavor to restrict the sale and transfer of the Company’s Common Stock to Benefit Plan Investors such that at all times less than 25% of the Company’s Common Stock, as determined for purposes of the Plan Assets Regulation, will be held by Benefit Plan Investors and, therefore, the Company’s assets will not be expected to constitute “plan assets” for purposes of ERISA or Section 4975 of the Code and the Adviser would not be expected to be considered a fiduciary under ERISA with respect to investing ERISA Plans. In order to prevent Benefit Plan Investors from owning (or be at substantial likelihood of owning) 25% or more of any class of equity interest of the Company, the Company may also exercise its right to cause a compulsory withdrawal of Benefit Plan Investors. Notwithstanding any of the foregoing, if the Company determines that the Common Stock can be considered a “publicly-offered security” for purposes of the Plan Assets Regulation, the Company may thereupon decide to operate on the basis that its assets are not “plan assets” pursuant to the Publicly-Offered Security exception regardless of the number of Benefit Plan Investors owning the Common Stock.

If, notwithstanding the foregoing, the Company’s assets are treated as “plan assets” for purposes of ERISA and/or Section 4975 of the Code, the Company may be prevented from making certain otherwise desirable investments and engaging in certain other transactions that might otherwise be permitted and, if a non-exempt prohibited transaction occurs, may result in various liabilities and penalties for any “party-in-interest” under ERISA or “disqualified person” under the Code engaging in such transaction.

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

Net Asset Value

The net asset value and liquidity, if any, of the market for shares of the Common Stock may be significantly affected by numerous factors, some of which are beyond the Company’s control and may not be directly related to the Company’s operating performance. These factors include any, or a combination of any, of the following:

●	changes in the value of the Company’s portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
●	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
●	loss of RIC tax treatment or BDC status;
●	distributions that exceed the Company’s net investment income and net income as reported according to U.S. generally accepted accounting principles (“GAAP”);
●	changes in earnings or variations in operating results;
●	changes in accounting guidelines governing valuation of the Company’s investments;
●	any shortfall in revenue or net income or any increase in losses from levels expected by the Stockholders;
●	departure of the Adviser or certain of its key personnel;
●	general economic trends and other external factors; and
●	loss of a major funding source.

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

Unrealized Depreciation

Under Rule 2a-5 of the 1940 Act, the Company is required to carry investments at market value or, if no quotation is readily available, at the fair value as determined in good faith in accordance with procedures established by the Adviser. Pursuant to Rule 2a-5, the Board has designated the Adviser as “Valuation Designee”. The Adviser, with the assistance of its Valuation Committee, subject to oversight by the Board, is responsible for determining the fair value of the Company’s investments in accordance with valuation policies and procedures approved by the Board. Decreases in the market values or fair values of the Company’s investments relative to amortized cost are recorded as unrealized depreciation. Any unrealized losses in the Company’s portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to the Company with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of the Company’s income available for distribution in future periods. In addition, decreases in the market value or fair value of the Company’s investments will reduce the Company’s net asset value.

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

Responsible Investment Considerations

The Company’s business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. The Company risks damage to its brand and reputation if it fails to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in its investment processes. Adverse incidents with respect to ESG activities could impact the value of the Company’s brand, the cost of its operations and relationships with Stockholders and potential investors, all of which could adversely affect the Company’s business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect the Company’s business. The Company recognizes that a responsible approach to investing which takes into account ESG issues is an important element of its investment strategy. The Company is committed to considering material ESG issues relevant to its investment strategy in the course of its due diligence. In this regard, effective as of January 1, 2022, the Adviser has developed a “Responsible Investment Policy” and certain tools to assist the investment team in evaluating ESG risks on a pre-investment basis to determine the potential materiality of any downside risks. The Adviser’s ESG-related materiality considerations include, but are not limited to, environmental liabilities, physical impacts of climate change, data security and the protection of customer information, labor practices, diversity, equity and inclusion practices, and compliance with applicable laws and regulations. While the Adviser will attempt to gather information regarding the portfolio company on a pre-investment basis, there are certain transactions that make it more difficult to gather relevant information. There is no guarantee that all ESG information will be available for all types of transactions. Where material ESG risks are identified during its initial due diligence with respect to a portfolio company, the Adviser will incorporate such risks into its investment analysis and decision-making process.

There is no guarantee that the Adviser will be able to successfully implement its ESG policy or to identify ESG risks while achieving the Company’s investment objectives. In addition, applying ESG factors to investment decisions is qualitative and subjective by nature, and there is no guarantee that the criteria utilized by the Adviser, or any judgment exercised by the Adviser, will reflect the beliefs or values of any particular investor. There are also significant differences in interpretations of what positive ESG characteristics mean by region, industry, and topic. The Adviser’s interpretations and decisions are expected to differ from others’ views and could also evolve over time. In addition, in evaluating an investment, the Adviser expects to depend upon information and data provided by several sources, including the relevant target companies and/or various reporting sources which could be incomplete, inaccurate, or unavailable, and which could cause the Adviser to incorrectly assess a company’s ESG practices and/or related risks. The Adviser does not intend independently to verify all ESG information reported by target companies or third parties. Further, considering ESG qualities when evaluating an investment could result in the selection or exclusion of certain investments based on the Adviser’s view of certain ESG-related and other factors and could cause the Company not to make an investment that it would have made or to make a management decision with respect to an investment differently than they would have made in the absence of the a Responsible Investment Policy, which could negatively impact the Company’s performance.

Further, ESG practices are evolving rapidly and there are different principles, frameworks, methodologies, and tracking tools being implemented by other asset managers, and the Adviser’s adoption and adherence to various such principles, frameworks, methodologies, and tools is expected to vary over time. There is also a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement, and disclosure of ESG factors. The Adviser’s Responsible Investment Policy could become subject to additional regulation in the future, and Stone Point cannot guarantee that its current approach will meet future regulatory requirements.

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

Co-investment with Third Parties

The Company may co-invest in portfolio companies with third parties (including Stone Point Credit and certain of its affiliates) through partnerships, joint ventures or other arrangements. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that a third party co-venturer or partner may at any time have economic or business interests or goals that are inconsistent with those of the Company or may be in a position to take action contrary to the Company’s investment objectives. In addition, the Company may under certain circumstances be liable for actions of their third-party co-venturers or partners.

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

Follow-On Investments

The Company may make follow-on investments in certain portfolio companies or have the opportunity to increase an investment in certain portfolio companies. There can be no assurance that the Company will wish to make follow-on investments or that it will have sufficient funds to do so. Any decision by the Company not to make follow-on investments or its inability to make them may have a substantial negative impact on a portfolio company in need of such an investment or may diminish the Company’s ability to influence the portfolio company’s future development. The Company’s ability to make follow-on investments may also be limited by the Adviser’s allocation policies and procedures. In situations where co-investment with other clients of the Adviser or its affiliates is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the Order, the Adviser will need to decide which client or clients will proceed with the investment. Under the Adviser’s allocation policy, the Adviser is required to allocate follow-on investments in portfolio companies based on the order in which the Company invested in such portfolio companies, with priority to the Company’s earlier investments.

Limitations on Leverage

The Company may, subject to the limitations described below, incur leverage in connection with its operations, collateralized by its assets and/or capital commitments. The amount of leverage that the Company employs will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. The use of leverage by the Company may have important consequences to the Stockholders, including, but not limited to, the following: (a) greater fluctuations in the net asset value of the Company; (b) use of cash flow for debt service and related costs and expenses, rather than for additional investments, distributions or other purposes; (c) increased interest expense if interest rate levels were to increase significantly; (d) limitation on the flexibility of the Company to make distributions to the Stockholders (and investors should specifically note in this regard that, for the avoidance of doubt, in connection with one or more credit facilities entered into by the Company, distributions to the investors may be subordinated to payments required in connection with any indebtedness contemplated thereby); (e) in certain circumstances, the Company may be required to dispose of investments at a loss or otherwise on unattractive terms in order to service its debt obligations or meet its det covenants; (f) the amount and timing of contributions and distributions to Stockholders may be affected in a manner that may have potentially adverse consequences to Stockholders; (g) result in lower multiples of cost (but enhanced IRRs) for equity investments; and (h) in the case of certain tax-exempt entities, tax on UBTI in respect of acquisition indebtedness. There can be no assurance that the Company will have sufficient cash flow to meet its debt service obligations. As a result, the Company’s exposure to losses may be increased due to the illiquidity of its investments generally.

In addition, the Company may need to refinance its outstanding debt as the debt matures. There is a risk that the Company may not be able to refinance existing debt or that the terms of any refinancing may not be as favorable as the terms of the existing loan agreements. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. These risks could adversely affect the Company’s financial condition, cash flows and return on its investments. A credit agreement or borrowing facility frequently will contain other terms that restrict the activities of the Company and the Stockholders or impose additional obligations on them. For example, certain lenders or facilities are expected to impose restrictions on the Company’s ability to consent to the transfer of a Stockholder’s interest in the Company or impose concentration or other limits on the Company’s investments, and/or financial or other covenants, that could affect the implementation of the Company’s investment strategy. The Company and any other parallel investment entities, alternative investment vehicles and/or co-investment vehicles may be jointly and severally liable for all credit support obligations in respect of investments or under any Company-related credit facility. Therefore, in the event that one or more investors of the Company and/or investors of any other parallel investment entities, alternative investment vehicles and/or co-investment vehicles fail to satisfy a drawdown or otherwise default on their contribution obligations pursuant to the credit support, such amount would be drawn on a pro rata basis from non-defaulting investors and/or investors of any other parallel investment entities, alternative investment vehicles and/or co-investment vehicles up to the remaining amount of their respective unfunded capital commitments. As a result of the incurrence of indebtedness on a joint and several or cross-collateralized basis, the Company may be required to contribute amounts in excess of its pro rata share, including additional capital to make up for any shortfall if such vehicles are unable to repay their pro rata share of such indebtedness. However, subject to the terms on borrowing under the Company’s Governing Agreements, only the Company’s pro rata share (based on the amounts invested or proposed to be invested in the investment or the proposed investment) of any such indebtedness will be counted for purposes of the limitations on borrowing. Finally, the Management Fee will be payable based on the average value of the Company’s gross assets (excluding cash and cash equivalents), which may give the Adviser an incentive to use leverage to make additional investments.

In connection therewith, credit facilities may be secured by an assignment of the Stockholders’ unfunded capital commitments or the Company’s portfolio investments and assets. Stockholders may be required to acknowledge their obligation to pay their share of such indebtedness up to the amount of their unfunded capital commitments or to acknowledge the right of such lender to call on such Stockholders to fund their commitments. The Governing Agreements may provide a lender with the right to receive detailed due diligence and credit-related information regarding the Stockholders. The Adviser reserves the right, in its sole discretion, to waive these requirements for certain Stockholders, which may have an adverse effect on the Company’s ability to obtain such credit facility or terms thereof. In addition, subject to the limitations in the Governing Agreements, the Company’s financing arrangements could be structured generally as a portfolio financing where multiple investments are cross-collateralized and are subject to the risk of loss. As a result, the Company could lose its interests in one or more performing investments in the event any investment is cross-collateralized with poorly performing or non-performing investments. The Company’s assets, including any investments made by the Company and any capital held by the Company, are available to satisfy all liabilities and other obligations of the Company. If the Company defaults on secured indebtedness, the lender could foreclose and the Company could lose its entire investment in the collateral for such loan. If the Company itself becomes subject to a liability, parties seeking to have the liability satisfied could have recourse to the Company’s assets generally and not be limited to any particular asset, such as the investment giving rise to the liability. In the event of a sudden, precipitous drop in the value of the Company’s assets, the Company might not be able to dispose of assets quickly enough to pay off its debt, resulting in a foreclosure or other total loss of some or all of the pledged assets. Company-level debt facilities typically include other covenants such as, but not limited to, covenants against the Company incurring or being in default under other recourse debt, including certain fund level guarantees of asset-level debt, which, if triggered, could cause adverse consequences to the Company if it is unable to cure or otherwise mitigate such breach. Also any bankruptcy, insolvency or default by a counterparty to the Company could result in a loss of the Company’s investments, including, for example, where fund assets and securities are re-hypothecated or otherwise held by such counterparties and become subject to general claims of their creditors.

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

Leverage magnifies the potential for loss on investments in the Company’s indebtedness and on invested equity capital. As the Company uses leverage to partially finance its investments, Stockholders will experience increased risks of investing in the Company’s securities. If the value of the Company’s assets increases, then leveraging would cause the net asset value attributable to the Common Stock to increase more sharply than it would have had the Company not leveraged. Conversely, if the value of the Company’s assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had the Company not leveraged its business. Similarly, any increase in the Company’s income in excess of interest payable on the borrowed funds would cause the Company’s net investment income to increase more than it would without the leverage, while any decrease in the Company’s income would cause net investment income to decline more sharply than it would have had the Company not borrowed. Such a decline could negatively affect the Company’s ability to pay dividends on its Common Stock, scheduled debt payments or other payments related to the Company’s securities.

Benchmark Rate Risks for Floating Rate Loans

LIBOR, the London Interbank Offered Rate, was a leading floating rate benchmark used in loans, notes, derivatives and other instruments or investments. As a result of benchmark reforms, publication of most LIBOR settings has ceased. Some US dollar LIBOR settings continue to be published, but only on a temporary, synthetic and non-representative basis. It is expected that all synthetic US dollar LIBOR settings will be discontinued at the end of September 2024. Many contracts have already transitioned away from LIBOR reference as a result of contractual fallback mechanics, negotiated amendments or as a result of statutory fallback mechanisms; some contracts continue to use synthetic US dollar LIBOR and may continue to do so until synthetic LIBOR is discontinued. Regulated entities have generally ceased entering into new LIBOR contracts in connection with regulatory guidance and prohibitions. Various financial industry groups and certain regulators have taken actions to establish alternative reference rates (e.g., the Secured Overnight Financing Rate (“SOFR”), which measures the cost of overnight borrowings through repurchase agreement transactions collateralized with U.S. Treasury securities and is intended to replace U.S. dollar LIBOR with certain adjustments). At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates (and the nature of such alternative reference rates) or other reforms to LIBOR or any other alternative reference rates that may be enacted in the United States, United Kingdom or elsewhere. There also remains uncertainty regarding the effects of the transition away from LIBOR to alternative reference rates on the Company or on certain instruments in which the Company invests which have already transitioned.

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

The elimination of LIBOR, the adoption of one or more alternative reference rates such as SOFR or any other changes or reforms to the determination or supervision of any reference rate could have an adverse impact on the market for or value of any securities, loans, and other financial obligations or extensions of credit held by or due to the Company linked to any such reference rate or on the Company’s overall financial condition or results of operations. In addition, the Company may need to renegotiate any credit agreements with portfolio companies that continue to utilize synthetic US dollar LIBOR as a factor in determining the interest rate that may be in place at such time, in order to adopt an alternative reference rate. Any such change may have an adverse effect on the Company’s overall financial condition or results of operations. Following the replacement of LIBOR with an alternative reference rate or as a result of using any alternative reference rate, some or all of the Company’s credit agreements in place at such time may bear interest at a lower interest rate then would have otherwise been in effect had use of LIBOR continued, which could have an adverse impact on the Company’s results of operations. Moreover, the Company may need to renegotiate certain terms of its credit facilities in place at such time. If the Company is unable to do so, amounts drawn under the Company’s credit facilities may bear interest at a higher rate, which would increase the cost of the Company’s borrowings and, in turn, affect the Company’s results of operations.

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

Portfolio Company Management

Each portfolio company’s day-to-day operations are the responsibility of such company’s management team. Although the Adviser is responsible for monitoring the performance of each portfolio investment there can be no assurance that the existing management team, or any successor, will be able to successfully operate the portfolio company in accordance with the Company’s plans. The success of each portfolio company depends in substantial part upon the skill and knowledge of each portfolio company’s management team.

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

Risks Related to Investments in Loans

The Company invests primarily by making loans, either through primary issuances or in secondary transactions, including potentially on a synthetic basis (i.e., through the use of derivatives, participations or assignments). The value of such loans may be detrimentally affected to the extent a borrower defaults on its obligations. There can be no assurance that the value assigned by the Company to collateralize an underlying loan can be realized upon liquidation, nor can there be any assurance that any such collateral will retain its value. Furthermore, circumstances could arise (such as in the bankruptcy of a borrower) that could cause the Company’s security interest in the loan’s collateral to be invalidated. Also, much of the collateral will be subject to restrictions on transfers intended to satisfy securities regulations, which will limit the number of potential purchasers if the Company intends to liquidate such collateral. The amount realizable with respect to a loan may be detrimentally affected if a guarantor, if any, fails to meet its obligations under a guarantee. Finally, there may be a monetary, as well as a time, cost involved in collecting on defaulted loans and, if applicable, taking possession of various types of collateral.

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

The Company has a very broad mandate with respect to the type and nature of securities in which it may invest. While some of the loans in which the Company will invest may be secured, the Company may also invest in debt or preferred equity securities that are either unsecured or subordinated to substantial amounts of senior indebtedness, or a significant portion of which may be unsecured. In such instances, the ability of the Company to influence a portfolio company’s affairs, especially during periods of financial distress or following an insolvency, is likely to be substantially less than that of senior creditors. For example, under terms of subordination agreements, senior creditors are typically able to block the acceleration of the debt or other exercises by the Company of its rights as a creditor. Accordingly, the Company may not be able to take the steps necessary to protect its investments in a timely manner or at all. In addition, the debt securities in which the Company will invest may not be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and may not be rated by a credit rating agency.

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

Potential Material and Adverse Effects of Market Conditions on Debt and Equity Capital Markets

From time to time, capital markets may experience periods of disruption and instability. For example, from 2008 to 2009, the global capital markets were unstable as evidenced by the lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have improved from the beginning of the disruption, there have been recent periods of volatility, such as during the coronavirus (“COVID-19”) pandemic, and there can be no assurance that adverse market conditions will not repeat themselves in the future. If these adverse and volatile market conditions continue, the Company and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be particularly difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, the Company is generally not able to issue additional shares of Common Stock at a price less than net asset value per share without first obtaining approval for such issuance from Stockholders and the Company’s Independent Directors.

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

Use of Expert Networks and Data Analytics

In connection with the evaluation of potential investment opportunities, the Adviser engages expert networks and uses data analytics, including data provided by third-party vendors. The Adviser seeks to avoid inadvertently obtaining confidential information from expert networks and data analytics and has therefore implemented policies and procedures to mitigate the risk that the use of expert networks (in the case of Stone Point Credit) or data analytics could result in the receipt of confidential information by investment professionals. However, because the Adviser’s business operates on an integrated platform without information barriers, if such controls fail and an investment professional obtains material nonpublic information, the Adviser could be restricted in acquiring or disposing of investments on behalf of the Company, which could impact the returns generated for the Company.

General Risk Factors

Market Risks

General economic conditions may affect the Company’s activities. Interest rates, the price of securities and participation by other investors in the financial markets may also affect the value of securities purchased by and the number of investments made by the Company.

Inflation Risks

Recently, the U.S. Federal Reserve and certain other central banks or monetary authorities have increased interest rates at significant levels and may continue to increase or maintain interest rates at increased levels. It is difficult to predict the magnitude or timing of these interest rate increases and the impact these actions will have on the Company’s portfolio companies and the markets where they operate. Typically, as inflation rises, a portfolio company will earn more revenue but also will incur higher expenses; as inflation declines, a portfolio company might be unable to reduce expenses in line with any resulting reduction in revenue. A rise in real interest rates would likely result in higher financing costs for portfolio companies and could therefore result in a reduction in the amount of cash available for distribution to investors or the value of the portfolio company. If a portfolio company is unable to increase its revenue or pass any increases in its costs along to its customers during times of higher inflation, its profitability and its ability to pay interest and principal on its loans could be adversely affected, particularly if interest rates rise in response to increases in inflation rates.

Economic and Political Environment

Regulatory changes and credit cycles lead to dislocations in the various markets in which Stone Point invests, and provide an ever-changing landscape that inevitably will be different from the ones faced when investing prior funds. While the overarching fundamentals still appear to be generally favorable, the Adviser remains cognizant of the fact that the benign credit environment resulting from the effects of the COVID-19 pandemic and rising interest rates has been going on for a prolonged period of time, and as a result is wary of potential cracks in the economy, both from a corporate and consumer standpoint. The Adviser may explore counter-cyclical opportunities that could benefit in a more challenging economic environment as well as on business services that stand to grow in today’s regulatory landscape. On the political front, the Adviser is consistently wary of changes that could result in market volatility; areas of heightened focus include trade wars, China, armed conflict in Russia and Ukraine and the Middle East, and Brexit. The Adviser will continue to closely monitor the economic and political environment with a particular focus on protecting the downside.

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

The activities of the Company could be materially adversely affected by the instability in the U.S. and/or global financial markets and supply chains and/or changes in market, economic, political, and/or regulatory conditions, as well as by numerous other factors outside the control of the Company, the investors in the Company and their respective affiliates.

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

Public Health Emergencies

Any public health emergency, including any outbreak of COVID-19, SARS, H1N1/09 flu, avian flu, other coronavirus, Ebola or other existing or new epidemic diseases, or the threat thereof, could adversely impact global commercial activity and contribute to significant volatility in certain equity, debt, derivative, and commodities markets. Such outbreaks could negatively impact the Company and its portfolio companies and could meaningfully affect the Company’s ability to fulfill its investment objectives.

Russo-Ukrainian Conflict

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

Israel-Gaza Conflict

The assault on Israel by Hamas (the Islamic terrorist group that controls the Palestinian territory of Gaza) in early October 2023 and Israel’s subsequent declaration of war against Hamas may have severe adverse effects on regional and global economic markets. The war between Hamas and Israel and the varying involvement of the United States and other countries, as well as political and civil unrest related to the foregoing, makes it difficult to predict the conflict’s impact on global economic and market conditions and, as a result, the situation presents material uncertainty and risk with respect to the Company and its portfolio companies, and the ability of the Company and its portfolio companies to achieve their investment objectives.

Risks of Conflicts

Recently, various countries have seen significant internal conflicts and, in some cases, civil wars may have had an adverse impact on the securities markets of the countries concerned. In addition, the occurrence of new disturbances due to acts of war or terrorism or other political developments cannot be excluded. Apparently stable systems may experience periods of disruption or improbable reversals of policy. Nationalization, expropriation or confiscatory taxation, currency blockage, political changes, government regulation, political, regulatory or social instability or uncertainty or diplomatic developments, including the imposition of sanctions or other similar measures, could adversely affect the Company’s investments. The transformation from a centrally planned, socialist economy to a more market oriented economy has also resulted in many economic and social disruptions and distortions. Moreover, there can be no assurance that the economic, regulatory and political initiatives necessary to achieve and sustain such a transformation will continue or, if such initiatives continue and are sustained, that they will be successful or that such initiatives will continue to benefit foreign (or non-national) investors. Certain instruments, such as inflation index instruments, may depend upon measures compiled by governments (or entities under their influence) which are also the obligors.

Recent examples of the above include conflict, loss of life and disaster connected to ongoing armed conflict between Russia and Ukraine in Europe and Hamas and Israel in the Middle East, and an example of a country undergoing transformation is Venezuela. The extent, duration and impact of these conflicts, related sanctions and retaliatory actions are difficult to ascertain, but could be significant and have severe adverse effects on the region, including significant adverse effects on the regional or global economies and the markets for certain securities and commodities. These impacts could negatively affect the Company’s investments in securities and instruments that are economically tied to the applicable region, and include (but are not limited to) declines in value and reductions in liquidity. In addition, to the extent new sanctions are imposed or previously relaxed sanctions are reimposed (including with respect to countries undergoing transformation), complying with such restrictions may prevent the Company from pursuing certain investments, cause delays or other impediments with respect to consummating such investments or divestments, require divestment or freezing of investments on unfavorable terms, render divestment of underperforming investments impracticable, negatively impact the Company’s ability to achieve its investment objective, prevent the Company from receiving payments otherwise due it, increase diligence and other similar costs to the Company, render valuation of affected investments challenging, or require the Company to consummate an investment on terms that are less advantageous than would be the case absent such restrictions. Any of these outcomes could adversely affect the Company’s performance with respect to such investments, and thus the Company’s performance as a whole.

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

Recent Banking Sector and Financial Markets Instability

The Company’s cash and the Adviser’s cash are held in accounts controlled by U.S. banking institutions that we believe are of high quality. Cash held by the Company, its portfolio companies and the Adviser in interest-bearing and non-interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, the Company, its portfolio companies and the Adviser could lose a portion or all of those amounts held in excess of such FDIC insurance limitations. Additionally, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to liquidity problems throughout the market, which could adversely affect the Company’s, its portfolio companies’ and the Adviser’s business, financial condition, results of operations, or prospects. For example, the sudden failure of three large U.S. regional banks and the merger of Credit Suisse Group AG with UBS Group AG in Switzerland in the first half of 2023 highlighted concerns regarding the stability of the broader global financial system.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity

The Company has processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of the Adviser and other third-party service providers. The Adviser manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.

Cybersecurity Program Overview

The Adviser has instituted a cybersecurity program designed to identify, assess, and mitigate cyber risks applicable to the Company. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Adviser actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.

The Company relies on the Adviser to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Company.

The Company relies on the Adviser’s risk management program and processes, which include cyber risk assessments.

The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on the knowledge of information technology, legal and compliance personnel of the Adviser when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.

Board Oversight of Cybersecurity Risks

The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the Chief Compliance Officer and Director of IT regarding the overall state of the Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and any cybersecurity incidents impacting the Company.

Management’s Role in Cybersecurity Risk Management

The Adviser’s management, including the Director of IT, are responsible for assessing and managing material risks from cybersecurity threats. The Director of IT reports into Stone Point’s Risk and Compliance Committee on cyber matters. The Adviser’s management possess relevant expertise in various disciplines that are key to effectively managing such risks, such as extensive experience in managing compliance risks in the financial sector, including those related to cybersecurity. The Director of IT has deep expertise in information technology and cybersecurity. The Adviser’s management is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with information technology, legal and compliance personnel of the Adviser.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated as part of the Adviser’s program. During the reporting period, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

Item 2. Properties

We do not own any real estate or other properties materially important to our operations. Our principal executive offices are located at 20 Horseneck Lane, Greenwich, Connecticut 06830. We also have an office located at One Vanderbilt Avenue, New York, New York 10017. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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

Holders of the Company’s Common Stock

As of March 22, 2024, there were 166 holders of record of the Company’s Common Stock.

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

The Company’s investment portfolio is recorded at fair value as determined in good faith in accordance with the Valuation Policy and, as a result, there is and will be uncertainty as to the value of the Company’s portfolio investments. Under the 1940 Act, the Company is required to carry its portfolio investments at market value or, if there is no readily available market quotation, at fair value as determined in accordance with procedures established by the Adviser. There is not a public market or active secondary market for many of the types of investments in privately held companies that the Company intends to hold and make. The Company’s investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors, if at all. As a result, these investments are valued quarterly at fair value as determined in good faith in accordance with the Valuation Policy approved by the Board.

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

Distributions

The Company intends to pay quarterly distributions to the Company’s Stockholders out of assets legally available for distribution. The Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. To obtain and maintain the Company’s ability to be subject to tax as a RIC, the Company must, among other things, timely distribute to the Company’s Stockholders at least 90% of the Company’s investment company taxable income for each taxable year. Please refer to “Item 1. Business – Material U.S. Federal Income Tax Consequences” for further information.

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

Overview

We were incorporated under the laws of the State of Delaware on September 8, 2020. The Company has elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”) and has elected to be treated, and intends to qualify annually, as a RIC for federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets” and tax requirements such as source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

As of December 31, 2023, the Company has called equity capital in the amount of $970.1 million. See “Subscriptions and Drawdowns” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates calling additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.

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

Expenses

The Company’s day-to-day investment operations are managed by the Adviser, and services necessary for the Company’s business, including the origination and administration of its investment portfolio, are provided by individuals who are employees of the Adviser, Administrator, and Sub-Administrator, pursuant to the terms of the Investment Advisory Agreement, the Administration Agreement, and Sub-Administration Agreement. The Company will reimburse the Administrator for its allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement, including its allocable portion of the cost of certain of the Company’s officers and their respective staff, and the Adviser for certain expenses under the Investment Advisory Agreement. The Company bears its allocable portion of the compensation paid by Stone Point to the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staff (based on a percentage of time such individuals devote, on an estimated basis, to the Company’s business affairs). The Company bears all other costs and expenses of the Company’s operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) the Company’s allocable portion of overhead and other expenses incurred by Administrator in performing its administrative obligations under the Administration Agreement, (iii) fees for services rendered by the Sub-Administrator that the Adviser determines are commercially reasonably; and (iv) all other expenses of its operations and transactions including, without limitation, those relating to:

●	the cost of calculating the Company’s net asset value, including the cost of any third-party valuation services;
●	the cost of effecting sales and repurchases of shares of the Common Stock and other securities, including, as otherwise noted below, in connection with the Private Offering;
●	fees payable to third parties relating to making investments, including the Adviser’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;
●	interest expense and other costs associated with the Company’s indebtedness;
●	transfer agent, dividend reinvestment plan administrator, sub-administrator and custodial fees;
●	out-of-pocket fees and expenses associated with marketing efforts;
●	federal and state registration fees and any stock exchange listing fees;
●	U.S. federal, state and local taxes;
●	Independent Directors’ fees and expenses;
●	brokerage commissions and markups;
●	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

●	direct costs, such as printing, mailing, long distance telephone and staff;
●	fees and expenses associated with independent audits and outside legal costs;
●	costs associated with the Company’s reporting and compliance obligations U.S. federal and state securities laws, including, the Securities Act, the Exchange Act, and the 1940 Act; and
●	other expenses incurred by the Administrator or the Company in connection with administering the Company’s business, including payments under the Administration Agreement that will be based upon the Company’s allocable portion (subject to the review and approval of the Board) of overhead.

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

Leverage

The amount of leverage that the Company employs will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in the Small Business Credit Availability Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of December 31, 2023 and 2022, the Company’s asset coverage ratio was 193% and 189%, respectively.

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets or capital commitments as collateral to financing facilities.

Financial and Operating Highlights

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Total investment income	$226,062,923	$129,949,996	$32,106,052
Total expenses	108,834,415	65,033,958	15,349,445
Net investment income (loss)	$117,228,508	64,916,038	16,756,607
Total net realized gains (losses)	(132,921)	1,072,458	232,805
Total net change in unrealized appreciation (depreciation)	16,375,216	(34,138,126)	4,765,621
Net increase (decrease) in net assets resulting from operations	$133,470,803	$31,850,370	$21,755,033
Per share information - basic and diluted:
Net investment income (loss)	$2.62	$1.94	$1.51
Net increase (decrease) in net assets resulting from operations	$2.99	$0.95	$1.96

	As of December 31,	As of December 31,	As of December 31,
Consolidated balance sheet data	2023	2022	2021
Cash and cash equivalents	$41,629,071	$33,791,187	$15,096,474
Investments at fair value	1,999,625,235	1,688,521,222	1,158,985,986
Total assets	2,067,896,678	1,744,124,451	1,183,075,390
Total debt (net of unamortized deferred financing and debt issuance costs)	1,061,252,443	905,451,075	629,540,377
Total liabilities	1,076,474,586	926,938,862	637,506,031
Total net assets	$991,422,092	$817,185,589	$545,569,359
Net asset value per share	$19.71	$19.32	$20.14
Other data:
Number of portfolio companies	74	66	40
Distributions declared per share	2.57	1.89	0.96
Total return based on net asset value [1]	16.21%	5.35%	8.91%
[1]

Total return is based upon the change in net asset value per share between the opening and ending net asset values per share, assuming reinvestment of any distributions during the period. Total return is not annualized and does not include a sales load.

Selected Quarterly Financial Data (Unaudited)

The tables below set forth certain quarterly financial data for the years ended December 31, 2023 and 2022

	Quarter Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Total investment income	$63,358,696	$59,111,497	$54,467,208	$49,125,522
Net investment income (loss)	31,932,620	31,231,921	28,623,709	25,440,258
Net realized gains (losses) and unrealized appreciation (depreciation)	5,379,991	9,007,653	(1,403,237)	3,257,888
Net increase (decrease) in net assets resulting from operations	37,312,611	40,239,574	27,220,472	28,698,146
Net investment income (loss) per common share	0.67	0.69	0.66	0.60
Basic and diluted earnings (loss) per common share	0.80	0.89	0.62	0.68
Net asset value per common stock at end of quarter	19.71	19.60	19.38	19.40

	Quarter Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total investment income	$45,853,940	$35,640,221	$26,741,051	$21,714,784
Net investment income (loss)	22,825,404	16,836,283	13,480,411	11,773,940
Net realized gains (losses) and unrealized appreciation (depreciation)	(13,322,463)	(13,959,224)	(2,495,862)	(3,288,119)
Net increase (decrease) in net assets resulting from operations	9,502,941	2,877,059	10,984,549	8,485,821
Net investment income (loss) per common share	0.57	0.49	0.42	0.43
Basic and diluted earnings (loss) per common share	0.24	0.08	0.34	0.31
Net asset value per common stock at end of quarter	19.32	19.61	19.98	20.04

Portfolio and Investment Activity

Our investment activity for the years ended December 31, 2023 and 2022 is presented below (information presented herein is at par value unless otherwise indicated).

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
New investment commitments:
Total new investment commitments	$514,003,756	$775,417,980

Principal amount of investments funded:
First lien loans	$468,930,021	$618,250,622
Second lien loans	—	86,849,863
Unsecured notes	27,395,500	90,629,542
Total principal amount of investments funded	$496,325,521	$795,730,027

Principal amount of investments sold or repaid:
First lien loans	163,135,414	192,893,586
Second lien loans	16,854,249	15,000,000
Unsecured notes	53,649,043	16,056,865
Total principal amount of investments sold or repaid	$233,638,706	$223,950,451
Number of new investment commitments	29	33
Average new investment commitment	17,724,267	23,497,515
Percentage of new investment commitments at floating rates	97.6%	89.9%
Percentage of new investment commitments at fixed rates	2.4%	10.1%
Weighted average yield to maturity on purchased or funded investments during the period[1]	12.3%	11.4%
Weighted average yield to maturity on investments sold or repaid during the period	11.5%	7.3%
[1]

Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

As of December 31, 2023, the Company had 161 debt investments in 72 portfolio companies with an aggregate fair value of $1,961.5 million. As of December 31, 2022, the Company had 135 debt investments in 66 portfolio companies with an aggregate value of $1,675.0 million.

As of December 31, 2023 and 2022, the Company’s investments consisted of the following:

	December 31, 2023			December 31, 2022*
	Amortized	Fair	Percent of Total	Amortized	Fair	Percent of Total
Investments:	Cost	Value	Portfolio at Fair Value	Cost	Value	Portfolio at Fair Value
First Lien Loans	$1,732,531,380	$1,727,610,516	86.3%	$1,425,048,682	$1,412,214,024	83.6%
Second Lien Loans	178,039,770	165,869,897	8.3%	193,720,645	178,146,384	10.6%
Unsecured Notes	66,197,792	68,012,196	3.4%	84,845,719	84,600,524	5.0%
Preferred Equity	27,271,984	27,539,711	1.4%	10,645,543	9,924,972	0.6%
Common Equity and Warrants	8,583,807	10,592,915	0.6%	3,635,347	3,635,318	0.2%
Total Investments	$2,012,624,733	$1,999,625,235	100.0%	$1,717,895,936	$1,688,521,222	100.0%
*	Prior period presentation was updated to conform with current period presentation by showing the breakout of Preferred Equity from Common Equity & Warrants.

The industry composition of investments based on fair value as of December 31, 2023 and 2022 was as follows:

	December 31, 2023	December 31, 2022
Capital Markets	4.7%	5.6%
Diversified Consumer Services	0.6	0.7
Financial Services	10.8	8.5
Health Care Providers & Services	13.0	10.7
Health Care Technology	6.2	6.8
Insurance	22.3	16.6
IT Services	12.1	14.5
Professional Services	13.0	14.4
Real Estate Management & Development	2.5	2.9
Software	14.8	19.3
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of December 31, 2023 and 2022 was as follows:

	December 31, 2023	December 31, 2022
U.S.	98.4%	98.2%
Non-U.S.	1.6	1.8
Total	100.0%	100.0%

The following table presents certain selected information regarding our investment portfolio as of December 31, 2023 and 2022:

	As of	As of
	December 31, 2023	December 31, 2022
Number of portfolio companies	74	66
Median EBITDA (based on par)	$102.0 million	$117.6 million
Percentage of performing debt bearing a floating rate	96.5%	94.7%
Percentage of performing debt bearing a fixed rate	3.5%	5.3%
Weighted average yield to maturity on investments[1]	12.2%	11.1%
[1]

Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

The following table presents the maturity schedule of our debt investments based on fair value as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
		Percentage of		Percentage of
Maturity Year	Fair Value	Portfolio	Fair Value	Portfolio
2024	$(377,470)	0.0%	$15,146,311	0.9%
2025	40,131,242	2.0	39,540,046	2.4
2026	137,339,465	7.0	160,230,268	9.6
2027	445,316,513	22.7	403,461,929	24.1
2028	634,661,681	32.4	598,245,358	35.7
2029	540,982,431	27.6	419,976,828	25.0
2030	131,936,337	6.7	18,473,274	1.1
2031	20,219,487	1.0	19,886,918	1.2
2032	—	—	—	—
2033	11,282,923	0.6	—	—
Total	$1,961,492,609	100.0%	$1,674,960,932	100.0%

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

The following table shows the composition of our portfolio investments on the Adviser’s internal performance rating scale:

	December 31, 2023		December 31, 2022
		Percentage		Percentage
Investment Rating	Fair Value	of Portfolio	Fair Value	of Portfolio
1	$233,137,643	11.7%	$126,349,419	7.5%
2	1,684,405,849	84.2%	1,509,838,451	89.4%
3	80,865,062	4.0%	52,333,352	3.1%
4	1,216,681	0.1%	—	—
5	—	—	—	—
Total	$1,999,625,235	100.0%	$1,688,521,222	100.0%

The following table presents the amortized cost of our performing and non-accrual investments as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,976,768,942	100.0%	$1,703,615,046	100.0%
Non-accrual	—	—	—	—
Total	$1,976,768,942	100.0%	$1,703,615,046	100.0%

The following table presents the fair value of our performing and non-accrual investments as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,961,492,609	100.0%	$1,674,960,932	100.0%
Non-accrual	—	—	—	—
Total	$1,961,492,609	100.0%	$1,674,960,932	100.0%

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

Results of Operations

The following table presents the operating results for the years ended December 31, 2023, 2022, and 2021:

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Total investment income	$226,062,923	$129,949,996	$32,106,052
Less: total expenses	108,834,415	65,033,958	15,349,445
Net investment income (loss)	117,228,508	64,916,038	16,756,607
Total net realized gains (losses)	(132,921)	1,072,458	232,805
Net change in unrealized appreciation (depreciation) on investments	16,375,216	(34,138,126)	4,765,621
Net increase (decrease) in net assets resulting from operations	$133,470,803	$31,850,370	$21,755,033

Investment Income

Total investment income consisted of interest income from investments, dividend income from investments, interest from cash and cash equivalents and fee income. For the years ended December 31, 2023 and 2022, and 2021, total investment income was comprised of the following:

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Interest income from investments	$223,951,956	$128,975,333	$30,630,063
Dividend income from investments	1,421,800	599,561	—
Interest from cash and cash equivalents	1,667	1,352	1,465
Fee income	687,500	373,750	1,474,524
Total investment income	$226,062,923	$129,949,996	$32,106,052

For the years ended December 31, 2023 and 2022, total investment income increased to $226.1 million from $129.9 million primarily due to an increase in the weighted average yield on our portfolio as well as an increase in the size of our debt portfolio, which at par, increased to $2,012.0 million from $1,745.4 million. For the year ended December 31, 2023, the weighted average yield on our portfolio increased to 12.2% from 11.1% for the year ended December 31, 2022.

For the years ended December 31, 2022 and 2021, total investment income increased to $129.9 million from $32.1 million primarily due to an increase in the weighted average yield on our portfolio as well as an increase in the size of our debt portfolio, which at par, increased to $1,745.4 million from $1,173.4 million. For the year ended December 31, 2022, weighted average yield on our portfolio increased to 11.1% from 7.2% for the year ended December 31, 2021.

Expenses

Operating expenses for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Base management fees	$24,304,038	$18,937,555	$5,326,836
Interest and credit facility fees	77,361,192	40,043,673	6,635,588
Offering costs	97,249	115,986	364,789
Professional fees	6,642,334	5,499,655	2,617,828
Directors fees	367,500	367,500	362,500
Insurance expenses	62,102	69,589	41,904
Total expenses	$108,834,415	$65,033,958	$15,349,445

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

For the years ended December 31, 2023, 2022, and 2021, the Company incurred $1,328,448, $973,179 and $493,073 of administrative overhead expenses, respectively. As of December 31, 2023, 2022, and 2021, administrator expenses of $312,184, $278,561 and $147,102, respectively, remained payable to the Administrator. For the year ended December 31, 2023, the Administrator has not elected to waive any charges that would have been eligible for reimbursement under the terms of the Administration Agreement. For the years ended December 31, 2022 and 2021, the Administrator has elected to waive additional charges that would have otherwise been eligible for reimbursement under the terms of the Administration Agreement which are not subject to recoupment.

For the years ended December 31, 2023 and 2022, total expenses increased to $108.8 million from $65.0 million primarily due to an increase in interest and credit facility fees and base management fees. For the year ended December 31, 2023, the weighted average borrowings and interest rate was $762,958,904 and 7.8% compared to weighted average borrowings and an interest rate of $675,453,425 and 4.3% for the year ended December 31, 2022. For the years ended December 31, 2023 and 2022, management fees increased due to an overall increase in total assets.

For the years ended December 31, 2022 and 2021, total expenses increased to $65.0 million from $15.3 million primarily due to an increase in interest and credit facility fees and base management fees. For the year ended December 31, 2022, the weighted average borrowings and interest rate was $675,453,425 and 4.3% compared to weighted average borrowings and an interest rate of $205,641,096 and 2.4% for the year ended December 31, 2021. For the years ended December 31, 2022 and 2021, management fees increased due to an overall increase in total assets.

Income Taxes, Including Excise Taxes

We have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our Stockholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income, if any, for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our stockholders, which generally relieve us from corporate-level U.S. federal income taxes to the extent of such distributions.

Net Realized Gains (Losses) and Unrealized Appreciation (Depreciation) on Investments

The following table summarizes our net realized gains (losses) and unrealized appreciation (depreciation) for the years ended December 31, 2023, 2022, and 2021:

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net realized gains (losses) and unrealized appreciation (depreciation) on investments
Total net realized gains (losses)	$(132,921)	$1,072,458	$232,805
Total net change in unrealized appreciation (depreciation)	$16,375,216	$(34,138,126)	$4,765,621
Net realized gains (losses) and unrealized appreciation (depreciation) on investments	$16,242,295	$(33,065,668)	$4,998,426

For the year ended December 31, 2023, we had net realized losses on investments of $(0.1) million. For the year ended December 31, 2022, we had net realized gains on investments of $1.1 million. For the year ended December 31, 2021, we had net realized gains on investments of $0.2 million.

The Adviser determines the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. During the year ended December 31, 2023 we had net change in unrealized appreciation on our investment portfolio of $16.4 million driven primarily by an increase in the fair value of our debt instruments compared to December 31, 2022. During the year ended December 31, 2022, we had a net change in unrealized depreciation on our investment portfolio of $34.1 million, driven primarily by a decrease in the fair value of our debt instruments compared to December 31, 2021. During the year ended December 31, 2021, we had a net change in unrealized appreciation on our investment portfolio of $4.8 million, driven primarily by an increase in the fair value of our debt instruments compared to December 31, 2020.As of December 31, 2023, 2022, and 2021, the fair value of our debt investments as a percentage of principal was 97.5%, 96.0%, and 98.6%, respectively.

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

For the years ended December 31, 2023, 2022, and 2021, the Company has completed the following share issuances:

	Number of Common	Aggregate Offering
Common Stock Issuance Date	Stock Issued	Price
December 28, 2023	2,305,457	$45,036,647
December 26, 2023(1)	264,628	5,169,447
September 29, 2023	2,578,558	49,900,000
September 27, 2023(1)	218,518	4,228,747
June 28, 2023	1,126,918	21,800,000
June 26, 2023(1)	252,293	4,880,557
April 3, 2023	56,599	1,093,900
March 29, 2023	980,749	18,906,100
March 27, 2023(1)	229,681	4,427,602
December 30, 2022	2,467,892	48,500,000
December 27, 2022(1)	186,283	3,666,375
September 28, 2022	5,000,901	99,900,000
September 26, 2022(1)	138,540	2,767,536
June 29, 2022	2,498,950	50,000,000
June 27, 2022(1)	100,633	2,013,490
March 29, 2022	1,986,561	40,000,000
March 25, 2022	2,734,196	55,000,000
March 24, 2022(1)	87,065	1,751,362
December 22, 2021(1)	44,706	898,396
December 9, 2021	10,296,137	210,000,000
September 24, 2021	3,783,388	75,000,000
September 23, 2021(1)	17,842	353,695
August 25, 2021(1)	13,540	271,305
June 18, 2021	5,025,757	100,000,000
March 30, 2021	3,687,064	71,877,447
February 26, 2021	1,429,493	28,121,553
February 4, 2021	1,545,776	30,000,000
(1)	Shares were issued to stockholders participating in the Company’s DRIP.

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

Debt

Financing Facilities

The following tables show the Company’s outstanding debt as of December 31, 2023 and 2022:

	December 31, 2023
	Aggregate Principal	Outstanding	Amount	Net Carrying
	Committed	Principal	Available (1)	Value
Capital Call Facility	$85,000,000	$52,000,000	$33,000,000	$51,663,310
Revolving Credit Facility	$750,000,000	$666,000,000	$84,000,000	$661,932,675
Secured Credit Facility	$300,000,000	$126,000,000	$174,000,000	$123,999,715
2025 Notes	$225,000,000	$225,000,000	$—	$223,656,743
Total	$1,360,000,000	$1,069,000,000	$291,000,000	$1,061,252,443

	December 31, 2022
	Aggregate Principal	Outstanding	Amount	Net Carrying
	Committed	Principal	Available (1)	Value
Capital Call Facility	$125,000,000	$5,000,000	$120,000,000	$4,561,000
Revolving Credit Facility	$750,000,000	$684,000,000	$66,000,000	$678,169,958
2025 Notes	$225,000,000	$225,000,000	$—	$222,720,117
Total	$1,100,000,000	$914,000,000	$186,000,000	$905,451,075
(1)	The amount available may be subject to limitations related to the borrowing base under the Financing Facilities, outstanding letters of credit issued and asset coverage requirements.

Capital Call Facility

Effective as of December 29, 2020 (the “Initial Closing Date“), the Company entered into a revolving credit facility (as amended, the “Capital Call Facility“) by and among, inter alios, the Company as the initial borrower, the lenders from time-to-time party thereto (collectively, the “Lenders“) and Capital One, National Association, as the administrative agent (the “Administrative Agent“), sole lead arranger and a Lender. On December 28, 2021, the Company executed an amendment (the “First Amendment“) to the Capital Call Facility. The First Amendment extended the scheduled maturity date of the loans under the Capital Call Facility from December 29, 2021 to December 28, 2022 in accordance with the maturity extension feature in the Capital Call Facility that allows the Company, under certain circumstances, to extend the scheduled maturity date for one additional term, not to exceed 364 days and makes certain changes to the Capital Call Facility relating to the transition of the benchmark interest rate from LIBOR to a SOFR based rate.

On December 27, 2022 (the “Amended Closing Date“), the Company executed a letter agreement (the “Second Amendment“) to amend its Capital Call Facility. The Second Amendment, among other things, reduced the maximum borrowing capacity of the Company under the Capital Call Facility to $125 million from $200 million and changed the applicable margin for advances under the Capital Call Facility to SOFR plus 1.95%. The Second Amendment extended the scheduled maturity date of the loans under the Capital Call Facility from December 28, 2022 to December 28, 2023. The other material terms of the Capital Call Facility were unchanged.

On December 22, 2023, the Company executed a letter agreement (the “Third Amendment”) to amend the Capital Call Facility. The Third Amendment, among other things, extends the maturity date to December 27, 2024 from December 28, 2023, reduces the maximum borrowing capacity of the Company under the Capital Call Facility to $85 million from $125 million and increases the applicable margin for advances under the Capital Call Facility to 235 basis points per annum from 195 basis points per annum with respect to SOFR Loans (as defined in the Capital Call Facility) and to 135 basis points per annum from 95 basis points per annum with respect to Reference Rate Loans (as defined in the Capital Call Facility). The other material terms of the Capital Call Facility were unchanged.

The Capital Call Facility provides for a maximum commitment of up to $85,000,000 for a period of up to two years (including extension terms) from the Amended Closing Date subject to the terms set forth in the Capital Call Facility. Under the Capital Call Facility, an unused commitment fee at the rate of 0.35% per annum on the unused portion of the commitment of the Lenders is payable by the Company to the Administrative Agent.

The proceeds of the loans under the Capital Call Facility may be used to acquire portfolio investments and such other uses as permitted under the Capital Call Facility. At the Company’s option, the Capital Call Facility will accrue interest at a rate per annum based on (i) a daily simple SOFR plus an applicable margin of 2.35% or (ii) the greatest of (1) the prime rate or (2) the federal funds effective rate plus 0.5% plus an applicable margin of 1.35%.

The maturity date is the earliest of: (a) December 27, 2024; (b) the date upon which the Administrative Agent declares the Company’s obligations under the Capital Call Facility (the “Obligations“) due and payable after the occurrence of an event of default under the Capital Call Facility; (c) 45 days prior to the termination of the Company’s Operative Documents (as defined in the Capital Call Facility); (d) 45 days prior to the date on which the Company’s ability to call capital commitments for the purpose of repaying the Obligations is terminated, and (e) the date upon which the Company terminates the commitments of the Lenders pursuant to Section 3.6 of the Capital Call Facility or otherwise.

The Capital Call Facility includes customary covenants as well as usual and customary events of default for revolving credit facilities of this nature.

As of December 31, 2023 and 2022, the carrying amount of the Company’s borrowings under the Capital Call Facility approximated its fair value. As of December 31, 2023 and 2022, unamortized financing costs of $336,690 and $439,000, respectively, are being deferred and amortized over the remaining term of the Capital Call Facility. As of December 31, 2023 and 2022, the Company had an outstanding balance of $52,000,000 and $5,000,000, respectively. The Capital Call Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $51,663,310 as of December 31, 2023 and $4,561,000 as of December 31, 2022. The following table shows additional information about the interest and financing costs related to the Capital Call Facility for the years ended December 31, 2023, 2022, and 2021:

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Interest expenses related to the Capital Call Facility	$2,994,200	$2,926,744	$2,345,247
Financing expenses related to the Capital Call Facility	453,743	556,024	778,626
Total interest and financing expenses related to the Capital Call Facility	$3,447,943	$3,482,768	$3,123,873

Revolving Credit Facility

On June 28, 2021, SPCC Funding I LLC, a wholly-owned financing subsidiary, for the purpose of holding pledged investments as collateral under a financing facility (“SPV I”) entered into a senior secured revolving credit facility (as amended, the “Revolving Credit Facility“) with JPMorgan Chase Bank, National Association (“JPM“). JPM serves as administrative agent and lender, U.S. Bank, National Association, serves as collateral agent, securities intermediary and collateral administrator, and Stone Point Credit Adviser LLC serves as portfolio manager under the Revolving Credit Facility.

Advances under the Revolving Credit Facility bear interest at a per annum rate equal to: (a) for advances denominated in USD, the three-month LIBOR, (b) for advances denominated in CAD, the average rate applicable to CAD bankers’ acceptances for a three-month period, (c) for advances denominated in GBP, the daily simple Sterling Overnight Index Average for each day, (d) for advances denominated in AUD, the three-month average bid reference rate administered by the Australian Financial Markets Association for Australian dollar bills, and (e) for advances denominated in Euros, the three-month Euro interbank offered rate, in each case, in effect, plus the applicable margin of 2.45% per annum (or, for advances denominated in GBP, 2.5693% per annum). SPV I paid and will pay, as applicable, a commitment fee of (x) initially, to but excluding September 28, 2021, 0.25% per annum, (y) from and including September 28, 2021 to but excluding the first anniversary of the Revolving Credit Facility, 0.50% per annum, and (z) from and including the first anniversary of the Revolving Credit Facility, 0.60% per annum, in each case, on the average daily unused amount of the financing commitments until the third anniversary of the Revolving Credit Facility.

On October 15, 2021, SPV I executed a letter agreement (the “Amendment“) to amend the Revolving Credit Facility. The Amendment increases the maximum borrowing capacity of SPV I under the Revolving Credit Facility between SPV I and JPM to $500 million from $250 million in accordance with the accordion feature in the Revolving Credit Facility that allows SPV I, under certain circumstances, to increase the size of the Revolving Credit Facility to an amount not to exceed $750 million in aggregate. The other material terms of the Revolving Credit Facility were unchanged. All amounts outstanding under the Revolving Credit Facility must be repaid by June 28, 2026.

On January 28, 2022, SPV I executed a letter agreement (the “Second Amendment“) to amend the Revolving Credit Facility. The Second Amendment increases the maximum borrowing capacity of SPV I under the Revolving Credit Facility by $250 million (the “Commitment Increase“) to an aggregate of $750 million from its previous $500 million borrowing capacity. The Second Amendment also (a) adds an accordion feature in the Revolving Credit Facility that allows SPV I, under certain circumstances, to increase the size of the Revolving Credit Facility by an additional $250 million (the “Accordion“) to an amount not to exceed $1 billion in the aggregate and (b) establishes a new tranche consisting of the Commitment Increase and the Accordion, whereby any new advances made under such tranche bear interest at a per annum rate equal to Term SOFR for a three-month tenor in effect, plus the applicable margin of 2.55% per annum.

On June 30, 2023, the SPV I executed a letter agreement (the “Third Amendment”) to amend the Revolving Credit Facility. The Third Amendment revises the Revolving Credit Agreement to provide that all borrowings in U.S. dollars now bear interest at a rate based on Term SOFR. The Third Amendment also amends the accordion feature of the Revolving Credit Agreement to increase the maximum borrowing capacity of the SPV I under the Revolving Credit Agreement to an aggregate of $1 billion. The other material terms of the Revolving Credit Facility were unchanged.

SPV I’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in all of SPV I’s portfolio of investments and cash. The obligations of SPV I under the Revolving Credit Facility are non-recourse to the Company, and the Company’s exposure under the Revolving Credit Facility is limited to the value of the Company’s investment in SPV I.

The Revolving Credit Facility is secured by a security interest in the assets of SPV I and on any payments received by SPV I in respect of those assets. Assets pledged to the lenders under the Revolving Credit Facility will not be available to pay the debts of the Company if such assets have been used to repay or otherwise satisfy the obligations owed under the Revolving Credit Facility.

In connection with the Revolving Credit Facility, SPV I made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV I occurs. Upon the occurrence and during the continuation of an event of default, the lenders may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable.

The occurrence of an event of default (as described above) or a Market Value Event (as defined in the Revolving Credit Facility) triggers a requirement that SPV I obtain the consent of JPM prior to entering into any sale or disposition with respect to portfolio assets, and the occurrence of a Market Value Event triggers the right of JPM to direct SPV I to enter into sales or dispositions with respect to any portfolio assets, in each case in JPM’s sole discretion.

As of December 31, 2023 and 2022, the carrying amount of the Company’s borrowings under the Revolving Credit Facility approximated its fair value. As of December 31, 2023 and 2022, unamortized financing costs of $4,067,325 and $5,830,043, respectively, are being deferred and amortized over the remaining term of the Revolving Credit Facility. As of December 31, 2023 and 2022, the Revolving Credit Facility had an outstanding balance of $666,000,000 and $684,000,000, respectively. As of December 31, 2023 and 2022, the Revolving Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $661,932,675 and $678,169,958, respectively. The Following table shows additional information about the interest and financing costs related to the Revolving Credit Facility for the years ended December 31, 2023, 2022, and 2021:

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Interest expenses related to the Revolving Credit Facility	$54,030,270	$27,106,234	$3,112,589
Financing expenses related to the Revolving Credit Facility	1,782,165	1,627,286	399,126
Total interest and financing expenses related to the Revolving Credit Facility	$55,812,435	$28,733,520	$3,511,715

Secured Credit Facility

On August 14, 2023, SPCC Funding II, LLC, a wholly-owned financing subsidiary, for the purpose of holding pledged investments as collateral under a financing facility (“SPV II”) entered into a $300 million Credit Agreement (the “Secured Credit Facility”), with the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent (the “Administrative Agent”), U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as collateral custodian.

The Secured Credit Facility is comprised of (i) a $250 million asset-based revolving loan facility (the “ABL Facility”) and (ii) a $50 million asset-based revolving loan facility (the “Revolver Facility”), each of which has its own borrowing base (comprised of its respective eligible assets, as approved by the Administrative Agent from time to time) but both of which are generally subject to the same terms under the Secured Credit Facility. Borrowings from the Secured Credit Facility will be used, among other things, to finance the origination and acquisition of eligible assets by SPV II, including the purchases or sales of such assets between SPV II and the Company; the Revolver Facility will be used, in part, to use such proceeds to acquire assets which have not yet been approved by the Administrative Agent.

The Secured Credit Facility is secured by a security interest in the assets of SPV II and on any payments received by SPV II in respect of those assets. Assets pledged to the lenders under the Secured Credit Facility will not be available to pay the debts of the Company if such assets have been used to repay or otherwise satisfy the obligations owed under the Secured Credit Facility.

The Secured Credit Facility will mature on August 14, 2028, unless terminated earlier as provided in the Secured Credit Facility. For each of the ABL Facility and the Revolver Facility, SPV II may draw and redraw loans in U.S. dollars, euros or British pound sterling under the Secured Credit Facility during a commitment period ending on August 14, 2026, unless the commitments are terminated earlier as provided in the Secured Credit Facility. Loans drawn under the Secured Credit Facility will bear interest at Term SOFR plus 3.10% per annum and, in the case of loans drawn in euros or British pound sterling, an additional currency benchmark adjustment will apply. The Secured Credit Facility contains customary covenants, including certain limitations on the activities of SPV II, and customary events of default.

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

As of December 31, 2023, the carrying amount of the Company’s borrowings under the Secured Credit Facility approximated its fair value. As of December 31, 2023, unamortized financing costs of $2,000,285, are being deferred and amortized over the remaining term of the Secured Credit Facility. As of December 31, 2023, the Secured Credit Facility had an outstanding balance of $126,000,000. The Secured Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $123,999,715 as of December 31, 2023. The following table shows additional information about the interest and financing costs related to the Secured Credit Facility for the period from August 14, 2023 to December 31, 2023:

Period from August 14, 2023 to
December 31, 2023
Interest expenses related to the Secured Credit Facility	$3,781,973
Financing expenses related to the Secured Credit Facility	164,715
Total interest and financing expenses related to the Secured Credit Facility	$3,946,688

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

As of December 31, 2023 and 2022, the carrying amount of the Company’s borrowings under the 2025 Notes approximated its fair value. As of December 31, 2023 and 2022, unamortized debt issuance costs of $1,343,257 and $2,279,883, respectively, are being deferred and amortized over the remaining term of the 2025 Notes. As of December 31, 2023 and 2022, the 2025 Notes had an outstanding balance of $225,000,000 and $225,000,000, respectively. As of December 31, 2023 and 2022, the 2025 Notes are presented in the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance totaling $223,656,743 and $222,720,117, respectively. The following table shows additional information about the interest and financing costs related to the 2025 Notes for the years ended December 31, 2023 and 2022:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Interest expenses related to the 2025 Notes	$13,117,500	$27,106,234
Financing costs related to the 2025 Notes	1,036,626	1,627,286
Total interest and financing costs related to the 2025 Notes	$14,154,126	$28,733,520

Liquidity

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of December 31, 2023 and 2022:

	As of
	December 31, 2023	December 31, 2022
Cash and cash equivalents	$41,629,071	$33,791,187
Unused borrowing capacity (1)	206,000,000	61,000,000
Unfunded portfolio company commitments	(226,541,917)	(210,252,851)
Undrawn capital commitments	311,944,509	318,611,256
Total operational liquidity	$333,031,663	$203,149,592
(1)	Unused borrowing capacity has been adjusted to remove the maximum borrowing capacity under the Capital Call Facility given the Capital Call Facility would need to be repaid in full if the Company were to draw the remaining capital commitments.

Distributions

For the years ended December 31, 2023 and 2022, the Company declared the following distributions:

		Distribution	Annualized
Record Date	Payment Date	Rate per Share	Distribution Yield[1]	Distribution Paid
December 22, 2023	December 26, 2023	$0.670	13.5%	$31,984,520
September 25, 2023	September 27, 2023	$0.655	13.4%	$29,436,364
June 23, 2023	June 26, 2023	$0.640	13.2%	$27,879,553
March 24, 2023	March 27, 2023	$0.600	12.6%	$25,376,864
December 23, 2022	December 27, 2022	$0.550	11.1%	$21,802,329
September 23, 2022	September 26, 2022	$0.510	10.1%	$17,595,590
June 24, 2022	June 27, 2022	$0.405	8.1%	$12,970,138
March 23, 2022	March 24, 2022	$0.425	8.5%	$11,514,845
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

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of December 31, 2023 and 2022, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

		December 31, 2023	December 31, 2022
Portfolio Company	Type of Investment	Par	Par
2-10 Holdco, Inc.	First Lien Revolving Loan	$2,777,778	$2,777,778
Accordian Partners LLC	First Lien Delayed Draw Term Loan	2,074,694	4,576,531
Accordian Partners LLC	First Lien Revolving Loan	2,034,014	2,034,014
Accuserve	First Lien Delayed Draw Term Loan	2,689,655	—
AmeriLife Group LLC	First Lien Delayed Draw Term Loan	1,768,121	3,515,152
AmeriLife Group LLC	First Lien Revolving Loan	5,272,727	5,272,727
Anaplan, Inc.	First Lien Revolving Loan	1,546,008	1,546,008
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	4,955,250	—
ARMStrong Receivable Management	First Lien Revolving Loan	298,516	—
AxiomSL Group, Inc.	First Lien Delayed Draw Term Loan	—	2,273,873
AxiomSL Group, Inc.	First Lien Revolving Loan	—	2,481,089
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	9,873,511	8,010,000
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	3,000,000	3,000,000
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	2,616,279	—
Belmont Buyer, Inc.	First Lien Revolving Loan	2,180,233	—
Bottomline Technologies, Inc.	First Lien Revolving Loan	7,365,385	7,365,385
Captive Resources Midco, LLC	First Lien Revolving Loan	2,202,764	2,202,764
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	5,625,000	—
Cliffwater, LLC	First Lien Revolving Loan	2,857,143	—
CNSI Holdings, LLC	First Lien Revolving Loan	912,440	1,440,694
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	—	5,376,426
Diligent Corporation	First Lien Revolving Loan	2,300,000	3,500,000
Elkay LLC	First Lien Revolving Loan	3,611,111	3,611,111
Explorer Investor, Inc.	First Lien Delayed Draw Term Loan	—	5,058,140
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	21,000,000	594,253
Galway Borrower, LLC	First Lien Revolving Loan	4,098,295	4,098,295
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	2,186,775	4,397,000
Geosyntec Consultants, Inc.	First Lien Revolving Loan	1,609,000	1,609,000
Giving Home Health Care	First Lien Revolving Loan	3,125,000	—
GovDelivery Holdings, LLC	First Lien Revolving Loan	1,909,804	1,603,843
GraphPAD Software, LLC	First Lien Delayed Draw Term Loan	—	11,000,000
GraphPAD Software, LLC	First Lien Revolving Loan	1,250,000	2,500,000
Hyland Software, Inc.	First Lien Revolving Loan	1,199,095	—
IG Investments Holdings LLC	First Lien Revolving Loan	5,057,803	3,034,682
Imagine Acquisitionco, LLC	First Lien Delayed Draw Term Loan	—	6,430,868
Imagine Acquisitionco, LLC	First Lien Revolving Loan	4,630,225	4,630,225
Kwol Acquisition, Inc.	First Lien Revolving Loan	230,126	—
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	3,200,000	2,777,778
MBO Partners, Inc.	First Lien Delayed Draw Term Loan	—	9,910,664
Ministry Brands Purchaser, LLC	First Lien Delayed Draw Term Loan	—	5,649,718
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	790,960	847,458
Mirra-Prime Access Holdings, LLC	First Lien Revolving Loan	2,055,000	1,712,500
More Cowbell I LLC	First Lien Delayed Draw Term Loan	5,444,251	—
More Cowbell I LLC	First Lien Revolving Loan	5,770,906	—
Neptune BidCo US, Inc.	First Lien Revolving Loan	750,000	—
NextGen Healthcare	First Lien Delayed Draw Term Loan	2,369,525	—
NextGen Healthcare	First Lien Revolving Loan	889,328	—
OneDigital Borrower LLC	First Lien Delayed Draw Term Loan	9,771,429	—
PAS Parent, Inc.	First Lien Delayed Draw Term Loan	9,000,000	—
PAS Parent, Inc.	First Lien Revolving Loan	1,000,000	—
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	6,875,000	—
Petra Borrower, LLC	First Lien Revolving Loan	2,750,000	—

Project K BuyerCo, Inc.	First Lien Revolving Loan	7,727,273	7,727,273
RSC Acquisition, Inc.	First Lien Delayed Draw Term Loan	19,662,857	23,325,789
Simplifi Holdings, Inc.	First Lien Revolving Loan	2,349,398	2,891,566
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	—	1,168,555
SpecialtyCare, Inc.	First Lien Revolving Loan	913,598	658,640
Spirit RR Holdings, Inc.	First Lien Revolving Loan	—	1,400,226
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	1,545,250	4,130,000
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	3,500,000	980,000
Syntax Systems Limited	First Lien Delayed Draw Term Loan	—	2,970,297
Syntax Systems Limited	First Lien Revolving Loan	459,406	396,040
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	3,940,858	13,698,286
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	2,000,000	2,000,000
Tamarack Intermediate LLC	First Lien Revolving Loan	3,515,625	2,890,625
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	7,446,809	7,446,809
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	5,769,231	8,942,308
Williams Martson, LLC	First Lien Delayed Draw Term Loan	2,553,846	2,553,846
Williams Martson, LLC	First Lien Revolving Loan	2,234,615	2,234,615
Total Par		$226,541,917	$210,252,851

We believe that we maintain sufficient liquidity in the form of cash, financing capacity and undrawn capital commitments from our investors to cover any outstanding unfunded portfolio company commitments we may be required to fund.

Investor Commitments

As of December 31, 2023, the Company has received capital commitments totaling $1,282.1 million, of which, $311.9 million remains unfunded.

Recent Developments

On March 19, 2024, our Board of Directors declared a distribution of $0.65 per share, or the Distribution, with respect to our Common Stock. The Distribution will be paid on March 26, 2024 to stockholders of record on March 25, 2024. The Distribution represented an annualized distribution yield of approximately 13.2%.(1)

(1)

Based on the Distribution declared during the quarter ending March 31, 2024. Annualized distribution yield is calculated as annualized quarterly declared distribution divided by the weighted average net asset value. Weighted average net asset value is based on net asset value at the beginning of the quarter plus capital called and distributions reinvested during the quarter.

Contractual Obligations

Our payment obligations for repayment of debt, which total our contractual obligations on December 31, 2023, include $52 million of financing under the Capital Call Facility maturing in less than one year, $666 million of financing under the Revolving Credit Facility maturing in one to three years, $126 million of financing under the Secured Credit Facility maturity in three to five years, and $225 million of financing under the 2025 Notes maturing in one to three years.

	Payments Due by Period
		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years
Capital Call Facility	$52,000,000	$52,000,000	$—	$—	$—
Revolving Credit Facility	$666,000,000	$—	$666,000,000	$—	$—
Secured Credit Facility	$126,000,000	$—	$—	$126,000,000	$—
2025 Notes	$225,000,000	$—	$225,000,000	$—	$—
Total Contractual Obligations	$1,069,000,000	$52,000,000	$891,000,000	$126,000,000	$—

Hedging

In connection with certain portfolio investments, the Company may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while the Company may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors may result in a poorer overall performance for the Company than if it had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions through the year ended December 31, 2023.

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

Revenue Recognition

The Company records interest income on an accrual basis to the extent that the Company expects to collect such amounts. Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. The Company does not accrue as a receivable interest on loans and debt securities for accounting purposes if the Company has reason to doubt the Company’s ability to collect such interest. OIDs, market discounts or premiums are accreted or amortized over the life of the respective security using the effective interest method as interest income. The Company records prepayment premiums on loans and debt securities as interest income.

U.S. Federal Income Taxes

The Company has elected to be treated, and intends to qualify annually, to be taxed as a RIC under Subchapter M of the Code. As a RIC, the Company generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to Stockholders. To qualify as a RIC, the Company must, among other things, maintain an election under the 1940 Act to be regulated as a BDC, meet specified source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes generally of an amount at least equal to 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and is determined without regard to any deduction for dividends paid. See “Note 11. Taxes.”

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

Interest Rate Risk

Variable and floating rate investments provide for a periodic adjustment in the interest rate paid on the obligations. The terms of such obligations provide that interest rates are adjusted periodically based upon a reference rate such as LIBOR, SOFR or SONIA as provided in the respective obligations. The adjustment intervals may be regular, and range from daily up to annually, or may be event based, such as a change in the prime rate. Variable and floating rate investments tend to be less sensitive than fixed-rate investments to interest rate changes and to have higher yields when interest rates increase. However, during rising interest rates, changes in the interest rate of an adjustable-rate investment may lag changes in market rates.

As a result of benchmark reforms, publication of most LIBOR settings has ceased. Some US dollar LIBOR settings continue to be published, but only on a temporary, synthetic and non-representative basis. It is expected that all synthetic US dollar LIBOR settings will be discontinued at the end of September 2024. Many contracts have already transitioned away from LIBOR reference as a result of contractual fallback mechanics, negotiated amendments or as a result of statutory fallback mechanisms; some contracts continue to use synthetic US dollar LIBOR and may continue to do so until synthetic LIBOR is discontinued. Regulated entities have generally ceased entering into new LIBOR contracts in connection with regulatory guidance and prohibitions. Various financial industry groups and certain regulators have taken actions to establish alternative reference rates (e.g., SOFR, which measures the cost of overnight borrowings through repurchase agreement transactions collateralized with U.S. Treasury securities and is intended to replace U.S. dollar LIBOR with certain adjustments). At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates (and the nature of such alternative reference rates) or other reforms to LIBOR or any other alternative reference rates that may be enacted in the United States, United Kingdom or elsewhere. There also remains uncertainty regarding the effects of the transition away from LIBOR to alternative reference rates on the Company or on certain instruments in which the Company invests which have already transitioned

Although certain settings of synthetic US dollar LIBOR benchmarks may continue to be available, the prohibitions with respect to LIBOR and its anticipated cessation may adversely affect the value of floating-rate debt securities in our portfolio or issued by the Company. Moreover, at this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR. Although there are an increasing number of issuances utilizing SOFR or the Sterling Over Night Index Average, or SONIA, these alternative reference rates may not attain market acceptance as universal replacements for LIBOR. All of our loan agreements with our portfolio companies include fallback language in the event that LIBOR becomes unavailable and have transitioned to SOFR or SONIA. This language generally either includes a clearly defined alternative reference rate after LIBOR’s discontinuation or provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2023, 96.3% of the Company’s debt investments based on fair value were at floating rates. Our credit facilities, including our Capital Call Facility and Revolving Credit Facility, also bear interest at floating rates.

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2023, the following table shows the approximate annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors and assuming no changes in our investment portfolio and borrowing structure):

	Change in
			Net Investment
Basis point change	Interest Income (1)	Interest Expense	Income (Loss)
300	$55,366,472	$(25,320,000)	$30,046,472
200	36,910,981	(16,880,000)	20,030,981
100	18,455,491	(8,440,000)	10,015,491
(100)	(18,455,491)	8,440,000	(10,015,491)
(200)	(36,910,981)	16,880,000	(20,030,981)
(300)	(55,366,472)	25,320,000	(30,046,472)
(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Stone Point Credit Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Stone Point Credit Corporation and subsidiaries (the Company), including the consolidated schedules of investments as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets, and its cash flows for each of the years in the three year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2023 and 2022, by correspondence with custodians, portfolio companies, agents, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

New York, New York

March 22, 2024

Stone Point Credit Corporation

Consolidated Statements of Assets and Liabilities

	December 31, 2023	December 31, 2022
Assets:
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost $2,012,624,733 and $1,717,895,936, respectively)	$1,999,625,235	$1,688,521,222
Cash and cash equivalents	41,629,071	33,791,187
Interest receivable	21,421,366	19,132,554
Dividend receivable	366,431	—
Unsettled trades receivable	3,551,064	470,520
Paydown receivable	1,203,615	1,713,709
Deferred offering expenses	33,582	52,286
Prepaid expenses and other assets	66,314	442,973
Total assets	$2,067,896,678	$1,744,124,451
Liabilities:
Revolving credit facilities payable (net of deferred financing costs of $6,404,300 and $6,269,042, respectively) (Note 6)	$837,595,700	$682,730,958
2025 Notes payable (net of debt issuance costs of $1,343,257 and $2,279,883, respectively)	223,656,743	222,720,117
Unsettled trades payable	1,000,000	1,543,754
Base management fees payable (Note 3)	6,531,640	5,548,862
Accounts payable and accrued expenses	2,547,933	2,381,877
Interest and financing fees payable	5,142,570	12,013,294
Total liabilities	$1,076,474,586	$926,938,862
Commitments and contingencies (Note 5)	$—	$—
Net assets:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2023 and December 31, 2022	$—	$—
Common stock, $0.001 par value, 250,000,000 shares authorized, 50,308,175 and 42,294,773 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	50,308	42,295
Paid in capital in excess of par	999,354,216	844,066,477
Distributable earnings (accumulated losses)	(7,982,432)	(26,923,183)
Total net assets	991,422,092	817,185,589
Total liabilities and net assets	$2,067,896,678	$1,744,124,451
Net asset value per common share	$19.71	$19.32

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Operations

	For the Year Ended	For the Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Investment income:
Interest income from non-controlled/non-affiliated investments	$223,951,956	$128,975,333	$30,630,063
Dividend income from non-controlled/non-affiliated investments	1,421,800	599,561	—
Interest income from cash and cash equivalents	1,667	1,352	1,465
Total interest and dividend income	225,375,423	129,576,246	30,631,528
Fee income	687,500	373,750	1,474,524
Total fee income	687,500	373,750	1,474,524
Total investment income	226,062,923	129,949,996	32,106,052
Operating expenses:
Base management fees (Note 3)	$24,304,038	$18,937,555	$5,326,836
Interest and financing fees (Note 6)	77,361,192	40,043,673	6,635,588
Offering costs (Note 4)	97,249	115,986	364,789
Professional fees	6,642,334	5,499,655	2,617,828
Directors fees	367,500	367,500	362,500
Insurance expense	62,102	69,589	41,904
Total expenses	108,834,415	65,033,958	15,349,445
Net investment income (loss)	$117,228,508	$64,916,038	$16,756,607
Net realized gains (losses) and unrealized appreciation (depreciation) on investments
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(132,921)	$1,072,458	$232,805
Total net realized gains (losses)	$(132,921)	$1,072,458	$232,805
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$16,375,216	$(34,138,126)	$4,765,621
Total net change in unrealized appreciation (depreciation)	$16,375,216	$(34,138,126)	$4,765,621
Net increase (decrease) in net assets resulting from operations	$133,470,803	$31,850,370	$21,755,033
Per share information—basic and diluted:
Net investment income (loss)	$2.62	$1.94	$1.51
Net increase (decrease) in net assets resulting from operations	$2.99	$0.95	$1.96
Weighted average shares outstanding	44,712,958	33,466,524	11,072,368

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Changes in Net Assets

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$117,228,508	$64,916,038	$16,756,607
Total net realized gains (losses)	(132,921)	1,072,458	232,805
Total net change in unrealized appreciation (depreciation)	16,375,216	(34,138,126)	4,765,621

Net increase (decrease) in net assets resulting from operations	133,470,803	31,850,370	21,755,033

Decrease in net assets resulting from stockholder distributions:
Shares distributed pursuant to dividend reinvestment plan	(18,706,354)	(10,198,762)	(1,523,396)
Distributions to stockholders	(95,970,947)	(53,634,140)	(15,417,584)

Net decrease in net assets resulting from stockholder distributions	(114,677,301)	(63,832,902)	(16,940,980)

Increase in net assets resulting from capital share transactions:
Issuance of shares of Common Stock pursuant to dividend reinvestment plan	18,706,354	10,198,762	1,523,396
Issuance of shares of Common Stock	136,736,647	293,400,000	514,999,000

Net increase in net assets resulting from capital share transactions	155,443,001	303,598,762	516,522,396

Total increase in net assets	174,236,503	271,616,230	521,336,449
Net assets, beginning of period	817,185,589	545,569,359	24,232,910
Net assets, end of period	$991,422,092	$817,185,589	$545,569,359
Net asset value per share	$19.71	$19.32	$20.14
Common stock outstanding at the end of the period	50,308,175	42,294,773	27,093,753

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022*	December 31, 2021*
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$133,470,803	$31,850,370	$21,755,033
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Total net change in unrealized (appreciation) depreciation	(16,375,216)	34,138,126	(4,765,621)
Total net realized (gains) losses	132,921	(1,072,458)	(232,805)
Net amortization and accretion of premiums and discounts	(9,574,282)	(6,832,344)	(1,833,967)
Purchases of investments, net	(507,020,396)	(779,689,768)	(1,181,418,948)
Sales and repayments of investments, net	221,830,210	223,921,208	43,590,342
Amortization of deferred financing costs	2,400,623	2,177,581	1,177,751
Amortization of debt issuance costs	1,036,626	591,355	—
Changes in operating assets and liabilities:
Interest receivable	(2,288,812)	(10,627,593)	(8,478,004)
Dividend receivable	(366,431)	—	—
Unsettled trades receivable	(3,080,544)	(470,520)	—
Paydown receivable	510,094	(1,294,452)	(419,257)
Deferred offering expenses	(78,546)	(10,873)	294,857
Prepaid expenses and other assets	376,659	(415,674)	10,009
Base management fees payable	982,778	2,729,593	2,816,392
Organizational and offering expenses payable	—	(41,057)	(518,921)
Accounts payable and accrued expenses	166,056	92,070	1,702,311
Interest and financing fees payable	(6,870,724)	9,197,773	2,809,538
Unsettled trades payable	(543,754)	1,543,754	—
Net cash used in operating activities	(185,291,935)	(494,212,909)	(1,123,511,290)

Cash flows from financing activities:
Borrowings under revolving credit facilities	633,200,000	912,000,000	978,000,000
Payments on revolving credit facilities	(478,200,000)	(858,000,000)	(360,000,000)
Deferred financing costs	(2,535,881)	(2,987,000)	(6,101,390)
Borrowings under 2025 Notes	—	225,000,000	—
Debt issuance costs	(100,000)	(2,871,238)	—
Distributions paid in cash	(95,970,947)	(53,634,140)	(15,417,584)
Proceeds from issuance of Common Stock	136,736,647	293,400,000	514,999,000
Net cash provided by financing activities	193,129,819	512,907,622	1,113,835,528

Net increase (decrease) in cash and cash equivalents	7,837,884	18,694,713	(12,031,264)
Cash and cash equivalents, beginning of period	33,791,187	15,096,474	27,127,738
Cash and cash equivalents, end of period	$41,629,071	$33,791,187	$15,096,474

Supplemental and Non-Cash Information
Cash paid during the year for interest	$80,415,946	$22,365,581	$2,648,298
Reinvestment of distributions during the year	$18,706,354	$10,198,762	$1,523,396
Non-Cash purchases of Investments	$(4,913,749)	$—	$—
Non-Cash proceeds from investments	$4,913,749	$—	$—
*	Prior period presentation was updated to conform with current period presentation by showing the breakout of amortization of deferred financing and debt issuance costs from new deferred financing and debt issuance costs.

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of December 31, 2023

									Par			Percentage
		Reference Rate							Amount /		Fair	of Net
Portfolio Company 1 2 3 4	Type of Investment	and Spread					Interest Rate	Maturity [5]	Units	Cost [6]	Value	Assets [7]
Non-Controlled/Non-Affiliated Investments
Debt Investments – 198.0%
Capital Markets
Project K BuyerCo, Inc.	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.46%	12/10/2027	75,727,273	$74,642,569	$75,863,582	7.7%
Project K BuyerCo, Inc.	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.46%	12/10/2027	—	(101,502)	13,909	0.0%
Project K BuyerCo, Inc.	Unsecured Note	N/A					10.00%	12/11/2028	13,812,624	13,058,782	12,530,813	1.3%
Resolute Investment Managers, Inc.	First Lien Term Loan	SOFR +	6.50	%,	1.00	% Floor [10]	12.11%	4/30/2027	3,403,352	3,403,352	3,403,352	0.3%
Total Capital Markets										91,003,201	91,811,656	9.3%

Diversified Consumer Services
Harbor Purchaser, Inc.	Second Lien Term Loan	SOFR +	8.50	%,	0.50	% Floor [10]	13.86%	4/8/2030	12,500,000	12,280,353	11,837,500	1.2%
Total Diversified Consumer Services										12,280,353	11,837,500	1.2%

Financial Services
Advisor Group Holdings, Inc. 8 11	Unsecured Note	N/A					10.75%	8/1/2027	825,629	803,131	835,826	0.1%
Beacon Pointe Harmony, LLC	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.86%	12/29/2028	28,492,500	28,046,856	28,492,500	2.9%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.86%	12/29/2028	11,174,575	10,893,615	11,174,575	1.1%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor 9 10	10.86%	12/29/2028	3,206,948	3,176,553	3,206,948	0.3%
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	SOFR +	5.50	%,	0.75	% Floor [9]	10.86%	12/29/2027	—	(39,927)	-	0.0%
Cliffwater, LLC	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.36%	10/7/2030	17,142,857	16,807,738	16,800,000	1.7%
Cliffwater, LLC	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.36%	10/7/2030	—	(55,197)	(57,143)	0.0%
Edelman Financial Center [8]	Second Lien Term Loan	SOFR +	6.75	% [10]			12.22%	7/20/2026	5,121,067	4,819,688	5,130,669	0.5%
GC Two Intermediate Holdings, Inc. 8 11	Unsecured Note	N/A					7.50%	4/1/2029	11,721,281	10,041,672	10,549,153	1.1%
Ivy Hill Asset Management, L.P.	Unsecured Note	N/A					9.00%	6/29/2028	4,300,000	4,300,000	4,300,000	0.4%
Millennium Trust Co., LLC [8]	First Lien Term Loan	SOFR +	4.75	%,	0.75	% Floor [10]	10.21%	3/27/2026	3,927,835	3,847,102	3,933,786	0.4%
More Cowbell II LLC	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.73%	9/2/2030	49,978,223	48,774,408	49,350,027	5.0%
More Cowbell II LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.73%	9/1/2025	—	(56,855)	(68,431)	0.0%
More Cowbell II LLC	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor 9 10	11.64%	9/3/2029	1,306,620	1,139,521	1,217,660	0.1%
Petra Borrower, LLC	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.13%	11/15/2030	17,875,000	17,431,421	17,428,125	1.8%
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [9]	11.13%	5/15/2025	—	(84,504)	(171,875)	0.0%
Petra Borrower, LLC	First Lien Revolving Loan	SOFR +	5.75	%,	1.00	% Floor [9]	11.13%	11/15/2029	—	(67,486)	(68,750)	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.23%	10/4/2027	21,964,205	21,840,298	21,777,509	2.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.23%	10/4/2027	2,455,000	2,426,283	2,434,133	0.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.23%	10/4/2027	2,460,220	2,398,089	2,439,308	0.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor 9 10	11.23%	10/4/2027	21,937,388	21,896,547	21,717,423	2.2%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	SOFR +	5.75	%,	1.00	% Floor [9]	11.23%	10/4/2027	—	—	(12,750)	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	SOFR +	5.75	%,	1.00	% Floor [9]	11.23%	10/4/2027	—	(1,346)	(4,250)	0.0%
TA/WEG Intermediate Holdings, LLC	Unsecured Note	N/A					15.00%	5/26/2033	11,591,250	11,266,403	11,282,923	1.1%
Total Financial Services										209,604,010	211,687,366	21.4%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
Health Care Providers & Services
Belmont Buyer, Inc.	First Lien Term Loan	SOFR +	6.50	%,	1.00	% Floor [10]	11.97%	6/21/2029	18,367,006	17,847,935	18,221,906	1.8%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR +	6.50	%,	1.00	% Floor [9] [10]	11.97%	6/21/2029	1,735,465	1,649,516	1,701,086	0.2%
Belmont Buyer, Inc.	First Lien Revolving Loan	SOFR +	6.50	%,	1.00	% Floor [9]	11.97%	6/21/2029	—	(59,618)	(17,224)	0.0%
CNSI Holdings, LLC	First Lien Term Loan	SOFR +	6.50	%,	0.50	% Floor [10]	11.85%	12/15/2028	15,007,713	14,595,283	14,718,064	1.5%
CNSI Holdings, LLC	First Lien Revolving Loan	SOFR +	6.50	%,	0.50	% Floor [9] [10]	11.85%	12/17/2027	528,254	488,692	500,449	0.1%
CORA Health Holdings Corp.	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.39%	6/15/2027	14,219,079	14,084,091	12,258,166	1.2%
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.39%	6/15/2027	238,133	236,992	205,293	0.0%
Giving Home Health Care	First Lien Term Loan	SOFR +	6.50	%,	1.00	% Floor [10]	11.95%	8/19/2027	32,480,469	32,626,904	32,805,273	3.3%
Giving Home Health Care	First Lien Revolving Loan	SOFR +	6.50	%,	1.00	% Floor [9]	11.95%	8/19/2027	—	—	—	0.0%
Giving Home Health Care	Second Lien Term Loan	N/A					12.50%	2/18/2028	4,500,000	4,432,815	4,498,650	0.5%
Kwol Acquisition Inc	First Lien Term Loan	SOFR +	6.25	%,	0.75	% Floor [10]	11.43%	12/12/2029	2,421,249	2,360,966	2,360,718	0.2%
Kwol Acquisition Inc	First Lien Revolving Loan	SOFR +	6.25	%,	0.75	% Floor [9] [10]	11.43%	12/12/2029	98,625	90,471	90,406	0.0%
MB2 Dental Solutions, LLC	First Lien Term Loan	SOFR +	6.00	%,	1.00	% Floor [10]	11.46%	1/29/2027	10,729,401	10,584,444	10,523,378	1.1%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [10]	11.46%	1/29/2027	3,868,757	3,848,077	3,794,470	0.4%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [10]	11.46%	1/29/2027	26,496,990	26,150,769	25,988,203	2.6%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [10]	11.46%	1/29/2027	4,948,056	4,872,204	4,853,044	0.5%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.50	%,	1.00	% Floor 9 10	11.96%	1/29/2027	6,774,340	6,525,640	6,712,561	0.7%
Mirra-PrimeAccess Holdings, LLC	First Lien Term Loan	SOFR +	6.50	%,	1.00	% Floor [10]	11.97%	7/29/2026	24,437,500	24,151,306	24,229,197	2.4%
Mirra-PrimeAccess Holdings, LLC	First Lien Revolving Loan	SOFR +	6.50	%,	1.00	% Floor 9 10	11.97%	7/29/2026	685,000	624,948	661,645	0.1%
NextGen Healthcare	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.37%	11/11/2030	9,241,147	9,104,757	9,102,530	0.9%
NextGen Healthcare	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.37%	11/10/2025	—	(17,427)	(35,543)	0.0%
NextGen Healthcare	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.37%	11/9/2029	—	(13,017)	(13,340)	0.0%
SpecialtyCare, Inc.	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.41%	6/19/2028	13,450,708	13,166,033	12,335,784	1.2%
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.41%	6/19/2028	104,904	103,722	96,209	0.0%
SpecialtyCare, Inc.	First Lien Revolving Loan	SOFR +	4.00	% 9 10			9.46%	6/18/2026	148,725	132,974	60,670	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.20%	1/2/2029	24,071,250	23,792,307	23,558,146	2.4%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor 9 10	11.20%	1/2/2029	5,402,357	5,329,872	5,254,262	0.5%
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	SOFR +	5.75	%,	0.75	% Floor [9]	11.20%	12/29/2026	—	(31,454)	(74,606)	0.0%
Trinity Partners Holdings LLC	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	11.03%	12/21/2028	27,071,011	26,721,997	27,071,011	2.7%
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor [9]	11.03%	6/21/2025	—	(44,249)	—	0.0%
TST Intermediate Holdings, LLC	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.03%	11/27/2026	12,230,778	12,113,817	11,901,539	1.2%
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor 9 10	11.20%	11/27/2026	6,673,558	6,647,499	6,338,611	0.6%
Total Health Care Providers & Services										262,118,266	259,700,558	26.2%

Health Care Technology
Ellkay, LLC	First Lien Term Loan	SOFR +	6.25	%,	1.00	% Floor [10]	11.78%	9/14/2027	28,238,889	27,864,692	23,496,470	2.4%
Ellkay, LLC	First Lien Revolving Loan	SOFR +	6.25	%,	1.00	% Floor [9]	11.78%	9/14/2027	—	(44,566)	(606,447)	(0.1)%
FINThrive Software Intermediate Holdings, Inc.	Second Lien Term Loan	SOFR +	6.75	%,	0.50	% Floor [10]	12.22%	12/17/2029	21,518,900	21,118,162	17,010,690	1.7%
GraphPAD Software, LLC	First Lien Term Loan	SOFR +	5.50	%,	1.00	% Floor [10]	11.22%	4/27/2027	4,089,638	4,063,046	4,030,747	0.4%
GraphPAD Software, LLC	First Lien Term Loan	SOFR +	5.50	%,	1.00	% Floor [10]	11.22%	4/27/2027	19,600,000	19,467,716	19,317,760	1.9%
GraphPAD Software, LLC	First Lien Term Loan	SOFR +	5.50	%,	1.00	% Floor [10]	11.19%	4/27/2027	17,062,500	16,963,745	16,816,800	1.7%
GraphPAD Software, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	1.00	% Floor [10]	11.19%	4/27/2027	11,000,000	10,930,712	10,841,600	1.1%
GraphPAD Software, LLC	First Lien Revolving Loan	ABR+	5.00	%,	1.00	% Floor 9 12	13.50%	4/27/2027	1,250,000	1,236,133	1,214,000	0.1%
Imagine Acquisitionco, LLC	First Lien Term Loan	SOFR +	5.25	%,	1.00	% Floor [10]	10.74%	11/16/2027	28,360,129	28,073,570	28,360,129	2.9%
Imagine Acquisitionco, LLC	First Lien Revolving Loan	SOFR +	5.25	%,	1.00	% Floor [9]	10.74%	11/16/2027	—	(44,855)	—	0.0%
Total Health Care Technology										129,628,355	120,481,749	12.2%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]

Insurance
Accuserve	First Lien Term Loan	SOFR +	7.38%[10]				12.80%	8/13/2029	27,310,345	26,707,605	27,005,834	2.7%
Accuserve	First Lien Delayed Draw Term Loan	SOFR +	7.38	% [9]			12.80%	8/13/2024	—	(31,584)	(29,990)	0.0%
AmeriLife Group LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.14%	8/31/2029	41,760,000	41,053,296	41,037,552	4.1%
AmeriLife Group LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor [9] [10]	11.14%	8/31/2029	8,702,663	8,534,130	8,521,518	0.9%
AmeriLife Group LLC	First Lien Revolving Loan	SOFR +	5.75	%,	0.75	% Floor [9]	11.14%	8/31/2028	—	(81,977)	(91,218)	0.0%
ARMStrong Receivable Management	First Lien Term Loan	SOFR +	6.25	%,	1.00	% Floor [10]	11.70%	10/5/2029	14,746,234	14,529,642	14,525,041	1.5%
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	SOFR +	6.25	%,	1.00	% Floor [9]	11.70%	10/6/2025	—	(35,926)	(74,329)	0.0%
ARMStrong Receivable Management	First Lien Revolving Loan	SOFR +	6.25	%,	1.00	% Floor [9]	11.70%	10/5/2029	—	(4,312)	(4,478)	0.0%
Captive Resources Midco, LLC	First Lien Term Loan	SOFR +	5.25	%,	0.75	% Floor [10]	11.11%	6/29/2029	31,029,857	30,539,043	30,719,559	3.1%
Captive Resources Midco, LLC	First Lien Revolving Loan	SOFR +	5.25	%,	0.75	% Floor [9]	11.11%	7/1/2028	—	(33,031)	(22,028)	0.0%
Euclid Transactional, LLC	First Lien Term Loan	SOFR +	6.80%[10]				12.27%	10/2/2028	71,740,741	70,556,436	71,747,915	7.2%
Foundation Risk Partners, Corp.	First Lien Term Loan	SOFR +	6.75	%,	0.75	% Floor [10]	12.20%	10/27/2028	38,669,318	37,341,926	39,028,943	3.9%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	SOFR +	6.75	%,	0.75	% Floor [10]	12.20%	10/27/2028	18,071,591	17,937,032	18,239,657	1.8%
Galway Borrower, LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.10%	9/29/2028	13,930,000	13,674,014	13,884,031	1.4%
Galway Borrower, LLC	First Lien Term Loan	SOFR +	5.25	%,	0.75	% Floor [10]	10.70%	9/29/2028	64,368,432	63,851,706	62,939,453	6.3%
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor [9]	11.10%	04/26/2024	—	(186,106)	(69,300)	0.0%
Galway Borrower, LLC	First Lien Revolving Loan	SOFR +	5.25	%,	0.75	% Floor [9]	10.70%	9/30/2027	—	(33,000)	(90,982)	0.0%
Harrington Reinsurance Holdings Limited [11]	Unsecured Note	N/A					7.25%	6/29/2031	20,000,000	19,674,444	20,219,487	2.0%
Neptune Flood Incorporated	First Lien Term Loan	SOFR +	6.25	%,	1.00	% Floor [10]	11.72%	5/8/2029	13,425,000	13,193,309	13,275,983	1.3%
Neptune Flood Incorporated	First Lien Revolving Loan	SOFR +	6.25	%,	1.00	% Floor [9]	11.72%	5/8/2029	—	(11,711)	(8,325)	0.0%
NFP Corp. 8 11	Unsecured Note	N/A					6.88%	8/15/2028	5,638,891	4,765,536	5,742,618	0.6%
OneDigital Borrower LLC	First Lien Term Loan	SOFR +	6.00	%,	0.50	% Floor [10]	11.36%	11/16/2027	18,599,247	18,431,982	18,403,955	1.9%
OneDigital Borrower LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	0.50	% Floor [9]	11.36%	9/16/2024	—	(143,664)	(102,600)	0.0%
RSC Acquisition, Inc	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	11.03%	11/1/2029	4,114,664	4,073,540	3,993,281	0.4%
RSC Acquisition, Inc	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	11.03%	11/1/2029	1,553,134	1,537,634	1,507,317	0.2%
RSC Acquisition, Inc	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	11.00%	11/1/2029	2,976,210	2,946,555	2,888,412	0.3%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	11.04%	11/1/2029	32,705,119	32,705,119	31,740,318	3.2%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	11.04%	11/1/2029	2,327,844	2,304,680	2,259,173	0.2%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.43%	11/1/2029	3,000,000	2,992,898	2,956,500	0.3%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	0.75	% Floor [9] [10]	11.43%	11/1/2029	1,337,143	958,058	1,032,643	0.1%
Total Insurance										427,747,274	431,175,940	43.5%
IT Services
Auctane Holdings, LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.23%	10/5/2028	39,300,000	38,698,124	38,701,659	3.9%
Auctane Holdings, LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.23%	10/5/2028	12,895,313	12,696,980	12,698,982	1.3%
Bottomline Technologies, Inc.	First Lien Term Loan	SOFR +	5.25	%,	0.75	% Floor [10]	10.61%	5/14/2029	87,279,807	85,823,048	84,216,285	8.5%
Bottomline Technologies, Inc.	First Lien Revolving Loan	SOFR +	5.25	%,	0.75	% Floor [9]	10.61%	5/15/2028	—	(107,121)	(258,525)	0.0%
Dcert Buyer, Inc.[8]	Second Lien Term Loan	SOFR +	7.00	% [10]			12.36%	2/19/2029	10,202,500	10,077,136	9,335,288	0.9%
Ensono, Inc.	Second Lien Term Loan	SOFR +	8.00	% [10]			13.47%	5/28/2029	11,250,000	11,163,608	10,703,250	1.1%
Helpsystems Holdings, Inc.	Second Lien Term Loan	SOFR +	6.75	%,	0.75	% Floor [10]	12.35%	11/19/2027	10,000,000	10,000,000	9,191,000	0.9%
Ministry Brands Purchaser, LLC	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.96%	12/28/2028	17,346,398	17,212,080	16,721,783	1.7%
Ministry Brands Purchaser, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.96%	12/28/2028	1,753,849	1,745,241	1,690,696	0.2%
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	SOFR +	5.50	%,	0.75	% Floor 9 10	10.96%	12/30/2027	903,955	892,663	842,924	0.1%
Neptune BidCo US, Inc.	Second Lien Term Loan	SOFR +	9.75	%,	0.75	% Floor [10]	15.26%	10/11/2029	12,500,000	12,164,426	12,165,000	1.2%
Vision Solutions, Inc.	Second Lien Term Loan	SOFR +	7.25	%,	0.75	% Floor [10]	12.89%	4/23/2029	30,000,000	29,776,370	27,405,000	2.8%
WWEX Uni Topco Holdings, LLC	Second Lien Term Loan	SOFR +	7.00	%,	0.75	% Floor [10]	12.61%	7/26/2029	20,000,000	19,489,462	18,272,000	1.8%
Total IT Services										249,632,017	241,685,342	24.4%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
Professional Services
Accordion Partners LLC	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.35%	8/29/2029	23,056,561	22,606,134	22,454,785	2.3%
Accordion Partners LLC	First Lien Term Loan	SOFR +	6.25	%,	0.75	% Floor [10]	11.63%	8/29/2029	2,023,844	1,966,992	2,015,546	0.2%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.38%	8/29/2029	2,536,161	2,484,494	2,469,967	0.2%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR +	6.25	%,	0.75	% Floor [10]	11.60%	8/29/2029	2,023,844	1,969,783	2,015,546	0.2%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR +	6.25	%,	0.75	% Floor 9 10	11.63%	8/29/2029	976,327	895,542	963,817	0.1%
Accordion Partners LLC	First Lien Revolving Loan	SOFR +	6.25	%,	0.75	% Floor [9]	11.63%	8/31/2028	—	(35,577)	(8,339)	0.0%
ALKU Intermediate Holdings, LLC	First Lien Term Loan	SOFR +	6.25	%,	0.75	% Floor [10]	11.61%	5/23/2029	3,686,413	3,599,809	3,601,257	0.4%
Cherry Bekaert Advisory LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.11%	6/30/2028	4,364,063	4,279,255	4,276,781	0.4%
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor [9]	11.11%	6/30/2024	—	(53,607)	(112,500)	0.0%
Explorer Investor, Inc.	First Lien Term Loan	SOFR +	6.00	%,	0.50	% Floor [10]	11.36%	6/28/2029	28,625,687	27,258,924	27,211,578	2.7%
Geosyntec Consultants, Inc.	First Lien Term Loan	SOFR +	5.25	%,	0.75	% Floor [10]	10.61%	5/18/2029	10,336,590	10,184,648	9,983,079	1.0%
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	SOFR +	5.25	%,	0.75	% Floor 9 10	10.61%	5/18/2029	2,191,975	2,145,068	2,042,221	0.2%
Geosyntec Consultants, Inc.	First Lien Revolving Loan	SOFR +	5.25	%,	0.75	% Floor [9]	10.61%	5/18/2027	—	(21,627)	(55,028)	0.0%
IG Investments Holdings, LLC	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.48%	9/22/2028	63,480,997	62,538,064	63,004,890	6.4%
IG Investments Holdings, LLC	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.48%	9/22/2028	4,899,749	4,863,783	4,863,001	0.5%
IG Investments Holdings, LLC	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.48%	9/22/2027	—	(62,732)	(37,934)	0.0%
MBO Partners, Inc.	First Lien Term Loan	SOFR +	7.75	%,	1.00	% Floor [10]	13.25%	5/23/2028	44,212,500	43,131,839	43,907,434	4.4%
MBO Partners, Inc.	First Lien Delayed Draw Term Loan	SOFR +	7.75	%,	0.75	% Floor [9]	13.25%	5/23/2028	12,425,496	12,180,930	12,339,760	1.2%
PAS Parent, Inc.	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor [9]	11.13%	12/15/2025	—	(90,000)	(180,000)	0.0%
PAS Parent, Inc.	First Lien Revolving Loan	SOFR +	5.75	%,	0.50	% Floor [9]	11.13%	12/30/2027	—	(19,756)	(20,000)	0.0%
People 2.0, Inc.	First Lien Term Loan	SOFR +	7.50	%,	1.00	% Floor [10]	12.85%	7/12/2028	44,931,250	44,192,837	44,198,871	4.5%
Williams Martson, LLC	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.24%	8/25/2028	15,762,019	15,289,159	15,372,697	1.6%
Williams Martson, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [9]	11.24%	8/26/2024	—	(40,078)	(63,080)	0.0%
Williams Martson, LLC	First Lien Revolving Loan	SOFR +	5.75	%,	1.00	% Floor [9]	11.24%	8/25/2028	—	(52,121)	(55,195)	0.0%
Total Professional Services										259,211,763	260,189,154	26.2%

Real Estate Management & Development
2-10 Holdco, Inc.	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.46%	3/26/2026	48,367,813	47,946,628	48,037,592	4.8%
2-10 Holdco, Inc.	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.46%	3/26/2026	—	(22,182)	(18,965)	0.0%
Freedom Mortgage Corp 8 11	Unsecured Note	N/A					12.25%	10/1/2030	2,333,333	2,287,824	2,551,376	0.3%
Total Real Estate Management & Development										50,212,270	50,570,003	5.1%

Software
Anaplan, Inc.	First Lien Term Loan	SOFR +	6.50	%,	0.75	% Floor [10]	11.85%	6/21/2029	20,672,334	20,317,906	20,504,888	2.1%
Anaplan, Inc.	First Lien Revolving Loan	SOFR +	6.50	%,	0.75	% Floor [9]	11.85%	6/21/2028	—	(23,035)	(12,523)	0.0%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
Diligent Corporation	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.28%	8/4/2025	29,175,000	29,048,364	28,527,315	2.9%
Diligent Corporation	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.28%	8/4/2025	9,725,000	9,683,346	9,509,105	1.0%
Diligent Corporation	First Lien Revolving Loan	SOFR +	6.25	%,	1.00	% Floor 9 10	11.71%	8/4/2025	2,700,000	2,681,602	2,625,000	0.3%
GovDelivery Holdings, LLC	First Lien Term Loan	SOFR +	5.50	%,	1.00	% Floor [10]	10.98%	1/29/2027	27,343,671	26,948,503	26,896,602	2.7%
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [10]	11.48%	1/29/2027	33,573,300	33,140,923	33,024,377	3.3%
GovDelivery Holdings, LLC	First Lien Revolving Loan	SOFR +	6.50	%,	1.00	% Floor 9 10	11.95%	1/29/2027	504,003	485,428	473,227	0.0%
GS Acquisitionco, Inc.	First Lien Term Loan	SOFR +	5.50	%,	1.00	% Floor [10]	11.00%	5/22/2026	36,749,553	36,682,335	36,411,685	3.7%
Hyland Software, Inc.	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.36%	9/19/2030	25,300,905	24,932,410	24,923,922	2.5%
Hyland Software, Inc.	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.36%	9/19/2029	—	(17,133)	(17,867)	0.0%
Mandolin Technology Intermediate Holdings, Inc.	Second Lien Term Loan	SOFR +	6.50	%,	1.00	% Floor [10]	12.00%	7/30/2029	17,500,000	17,358,945	15,762,250	1.6%
Maverick 1 LLC	Second Lien Term Loan	SOFR +	6.75	%,	0.75	% Floor [10]	12.28%	5/18/2029	9,000,000	8,965,525	8,563,500	0.9%
Orion Advisor Solutions, Inc.	Second Lien Term Loan	SOFR +	8.50	%,	1.00	% Floor [10]	13.98%	9/24/2028	16,500,000	16,393,280	15,995,100	1.6%
Simplifi Holdings, Inc.	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.96%	10/1/2027	26,566,265	26,187,771	26,566,265	2.7%
Simplifi Holdings, Inc.	First Lien Revolving Loan	SOFR +	5.50	%,	0.75	% Floor 9 10	10.96%	10/1/2027	542,169	510,371	542,169	0.1%
Syntax Systems Limited	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.96%	10/29/2028	10,597,649	10,519,822	10,588,096	1.1%
Syntax Systems Limited	First Lien Revolving Loan	SOFR +	5.50	%,	1.00	% Floor [10]	10.96%	10/29/2026	728,713	720,518	727,642	0.1%
Tamarack Intermediate LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.28%	3/13/2028	21,162,109	20,843,681	20,802,354	2.1%
Tamarack Intermediate LLC	First Lien Revolving Loan	SOFR +	5.75	%,	0.75	% Floor [9]	11.28%	3/13/2028	—	(49,129)	(59,766)	0.0%
Total Software										285,331,433	282,353,341	28.5%

Total Debt Investments										1,976,768,942	1,961,492,609	197.8%

				Par			Percentage
	Type of	Interest		Amount			of Net
Portfolio Company 1 2 3	Investment	Rate	Acquisition Date	/ Units	Cost [4]	Fair Value	Assets [5]
Preferred Equity - 2.8%
Health Care Technology
Imagine Acquisitionco, LLC	Equity	N/A	11/16/2021	2,000,000	2,000,000	2,634,228	0.3%
Total Health Care Technology					2,000,000	2,634,228	0.3%

Insurance
Galway Borrower, LLC	Equity	14.00%	4/28/2023	10,614,878	10,334,077	10,454,593	1.1%
RSC Topco, Inc.	Equity	13.25%	8/14/2023	5,258,727	5,111,846	5,110,431	0.5%
Total Insurance					15,445,923	15,565,024	1.6%

Software
GT Polaris Holdings, Inc	Equity	12.50%	6/6/2022	9,974,860	9,826,061	9,340,459	0.9%
Total Software					9,826,061	9,340,459	0.9%

Total Preferred Equity Investments					27,271,984	27,539,711	2.8%

Common Equity and Warrants - 1.1%
Capital Markets
Resolute Investment Managers, Inc.	Equity	N/A	12/29/2023	48,483	1,216,681	1,216,681	0.1%
Total Capital Markets					1,216,681	1,216,681	0.1%

Financial Services
THL Fund IX Investors (Plymouth), L.P.	Equity	N/A	9/1/2023	3,731,779	3,731,779	3,731,779	0.4%
Total Financial Services					3,731,779	3,731,779	0.4%

Software
Spirit RR Holdings, Inc.	Equity	N/A	9/19/2022	3,585,975	3,635,318	4,574,456	0.5%
Total Software					3,635,318	4,574,456	0.5%

Warrants – 0.1%
Health Care Providers & Services
Giving Home Health Care	Warrants	N/A	8/19/2022	2,917	29	1,069,999	0.1%
Total Health Care Providers & Services					29	1,069,999	0.1%

Total Common Equity and Warrant Investments					8,583,807	10,592,915	1.1%

Total Non-Controlled/Non-Affiliated Investments					$2,012,624,733	$1,999,625,235	201.7%
(1)	All of the Company’s investments are domiciled in the United States except for Harrington Reinsurance Holdings Limited and Syntax Systems Limited, which are domiciled in Bermuda and Canada, respectively.
(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	All investments are qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940 except for Harrington Reinsurance Holdings Limited and Syntax Systems Limited.
(4)	As of December 31, 2023, all investments are pledged as collateral unless otherwise stated.
(5)	The date disclosed represents the expiration of the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(6)	Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(7)	Percentage is based on net assets of $991,422,092 as of December 31, 2023.
(8)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(9)	This investment has an unfunded commitment as of December 31, 2023. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(10)	The interest rate on this security is subject to the Secured Overnight Financing Rate, which at December 31, 2023 was 5.38%.
(11)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $39,898,460 or 2.0% of net assets as of December 31, 2023 and are considered restricted.
(12)	The interest rate on this security is subject to the Alternate Base Rate, which at December 31, 2023 was 8.50%.

The accompanying notes are an integral part of these financial statements.

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of December 31, 2022*

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
Non-Controlled/Non-Affiliated Investments
Debt Investments – 205.0%
Capital Markets
Project K BuyerCo, Inc.	First Lien Term Loan	LIBOR +	5.75	%,	0.75	% Floor [7]	10.13%	12/10/2027	76,500,000	$75,183,711	$76,500,000	9.4%
Project K BuyerCo, Inc.	First Lien Revolving Loan	LIBOR +	5.75	%,	0.75	% Floor [8]	10.13%	12/10/2027	—	(127,248)	—	0.0%
Project K BuyerCo, Inc.	Unsecured Note	N/A					8.00%	12/10/2028	12,815,972	11,952,515	11,438,627	1.4%
Resolute Investment Managers, Inc.	First Lien Term Loan	LIBOR +	4.25	%,	1.00	% Floor [10]	8.98%	4/30/2024	5,254,404	5,225,933	5,076,190	0.6%
Resolute Investment Managers, Inc.	Second Lien Term Loan	LIBOR +	8.00	%,	1.00	% Floor [10]	12.41%	4/30/2025	846,853	844,404	782,394	0.1%
Total Capital Markets										93,079,315	93,797,211	11.5%
Diversified Consumer Services
Harbor Purchaser, Inc.	Second Lien Term Loan	SOFR +	8.50	%,	0.50	% Floor [13]	12.82%	4/8/2030	12,500,000	12,260,116	12,363,750	1.5%
Total Diversified Consumer Services										12,260,116	12,363,750	1.5%
Financial Services
Advisor Group Holdings, Inc. [6]	First Lien Term Loan	LIBOR +	4.50	% [7]			8.88%	7/31/2026	7,328,745	7,046,120	7,183,819	0.9%
Advisor Group Holdings, Inc. [6]	Unsecured Note	N/A					10.75%	8/1/2027	7,359,830	7,378,265	7,476,624	0.9%
Beacon Pointe Harmony, LLC	First Lien Term Loan	SOFR +	5.25	%,	0.75	% Floor [13]	9.38%	12/29/2028	28,782,500	28,268,743	27,461,588	3.4%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.25	%,	0.75	% Floor 8 13	9.38%	12/29/2028	6,961,700	6,765,121	6,274,605	0.8%
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	SOFR +	5.25	%,	0.75	% Floor 8 13	9.38%	12/29/2027	—	(49,922)	(137,679)	0.0%
Edelman Financial Center [6]	Second Lien Term Loan	LIBOR +	6.75	% [10]			11.13%	7/20/2026	14,042,404	12,955,636	12,697,072	1.6%
GC Two Intermediate Holdings, Inc. [6]	Unsecured Note	N/A					7.50%	4/1/2029	10,612,237	9,186,822	8,768,945	1.1%
Midcap Financial [6]	Unsecured Note	N/A					6.50%	5/1/2028	2,118,272	1,781,409	1,823,634	0.2%
Midcap Financial [6]	Unsecured Note	N/A					5.63%	1/15/2030	5,147,168	4,052,598	4,155,566	0.5%
Millennium Trust Co., LLC [6]	First Lien Term Loan	SOFR +	4.75	%,	0.75	% Floor [13]	9.17%	3/27/2026	3,969,072	3,857,702	3,805,348	0.5%
More Cowbell I LLC	First Lien Term Loan	LIBOR +	6.25	%,	1.00	% Floor [9]	10.56%	4/10/2028	12,782,600	12,425,445	12,782,600	1.6%
More Cowbell I LLC	First Lien Delayed Draw Term Loan	LIBOR +	6.25	% [9]			11.18%	4/10/2028	12,879,900	12,429,409	12,879,900	1.6%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [13]	9.41%	10/4/2027	22,189,205	21,997,655	21,993,554	2.7%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	% [13]			9.41%	10/4/2027	2,480,000	2,444,449	2,458,133	0.3%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	% [13]			10.75%	10/4/2027	2,485,196	2,410,199	2,463,283	0.3%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	% [13]			10.75%	10/4/2027	12,301,714	12,272,051	12,072,463	1.5%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	LIBOR +	6.00	%,	1.00	% Floor [8]	10.75%	10/4/2027	—	(1,346)	(4,409)	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	SOFR +	6.00	% [8]			10.75%	10/4/2027	—	—	(13,226)	0.0%
Total Financial Services										145,220,356	144,141,820	17.6%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /		Fair	of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Value	Assets [5]
Health Care Providers & Services
CNSI Holdings, LLC	First Lien Term Loan	SOFR +	6.50	%,	0.50	% Floor [13]	10.62%	12/3/2029	15,159,698	14,632,698	14,628,730	1.8%
CNSI Holdings, LLC	First Lien Revolving Loan	SOFR +	6.50	%,	0.50	% Floor [8]	10.62%	12/17/2027	—	(49,549)	(50,424)	0.0%
CORA Health Holdings Corp.	First Lien Term Loan	LIBOR +	5.75	%,	1.00	% Floor [10]	10.48%	6/15/2027	14,166,270	13,997,725	12,695,934	1.6%
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	LIBOR +	5.75	%,	1.00	% Floor 8 10	10.48%	6/15/2027	240,099	207,804	(342,847)	0.0%
Giving Home Health Care	Second Lien Term Loan	N/A					12.50%	2/18/2028	4,500,000	4,414,912	4,414,050	0.5%
MB2 Dental Solutions, LLC	First Lien Term Loan	SOFR +	6.00	%,	1.00	% Floor [13]	10.42%	1/29/2027	10,839,729	10,656,338	10,616,832	1.3%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [13]	10.42%	1/29/2027	2,146,786	2,130,796	2,102,639	0.3%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [13]	10.42%	1/29/2027	1,761,647	1,748,526	1,725,421	0.2%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [13]	10.42%	1/29/2027	26,766,990	26,329,016	26,216,581	3.2%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor 8 13	10.71%	1/29/2027	2,216,667	2,149,859	2,113,966	0.3%
Mirra-PrimeAccess Holdings, LLC	First Lien Term Loan	LIBOR +	6.50	%,	1.00	% Floor [7]	10.88%	7/29/2026	24,687,500	24,312,668	24,549,821	2.9%
Mirra-PrimeAccess Holdings, LLC	First Lien Revolving Loan	LIBOR +	6.50	%,	1.00	% Floor 7 8	10.88%	7/29/2026	1,027,500	967,448	901,232	0.1%
SpecialtyCare, Inc.	First Lien Term Loan	LIBOR +	5.75	%,	1.00	% Floor [10]	9.49%	6/19/2028	13,587,960	13,254,345	12,116,973	1.5%
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	LIBOR +	5.75	%,	1.00	% Floor 8 10	9.49%	6/19/2028	105,967	89,378	(32,009)	0.0%
SpecialtyCare, Inc.	First Lien Revolving Loan	LIBOR +	4.00%			7 8	8.29%	6/18/2026	403,683	381,537	288,679	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Term Loan	LIBOR +	5.75	%,	0.75	% Floor [10]	10.48%	1/2/2029	24,316,250	23,992,112	23,259,053	2.8%
Stepping Stones Healthcare Services, LLC	First Lien Term Loan	LIBOR +	5.75	%,	0.75	% Floor 8 10	10.48%	1/2/2029	2,861,075	2,803,017	2,557,124	0.3%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	ABR +	4.75	%,	1.75	% Floor 8 11	12.25%	12/29/2026	2,520,000	2,478,052	2,367,831	0.3%
Trinity Partners Holdings LLC	First Lien Term Loan	ABR +	4.75	%,	1.75	% Floor [8]	9.99%	12/21/2028	27,346,543	26,892,570	26,799,612	3.3%
Trinity Partners Holdings LLC	First Lien Revolving Loan	SOFR +	5.75	%,	0.75	% Floor [13]	9.99%	12/21/2028	—	(59,134)	(148,936)	0.0%
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [8]	10.90%	11/27/2026	12,355,848	12,204,375	12,051,461	1.5%
TST Intermediate Holdings, LLC	First Lien Term Loan	LIBOR +	5.75	%,	1.00	% Floor 8 9	10.90%	11/27/2026	3,536,779	3,521,421	3,229,355	0.4%
Total Health Care Providers & Services										187,055,914	181,061,078	22.2%

Health Care Technology
Ellkay, LLC	First Lien Term Loan	LIBOR +	6.25	%,	1.00	% Floor [10]	11.00%	9/14/2027	28,527,778	28,066,130	27,710,123	3.4%
Ellkay, LLC	First Lien Revolving Loan	LIBOR +	6.25	%,	1.00	% Floor [8]	11.00%	9/14/2027	—	(56,598)	(103,501)	0.0%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
FINThrive Software Intermediate Holdings, Inc.	Second Lien Term Loan	LIBOR +	6.75	%,	0.50	% Floor [7]	11.13%	12/17/2029	21,518,900	21,075,642	17,718,039	2.2%
GraphPAD Software, LLC	First Lien Term Loan	LIBOR +	5.50	%,	1.00	% Floor [10]	10.23%	4/27/2027	4,131,476	4,098,211	4,062,886	0.5%
GraphPAD Software, LLC	First Lien Term Loan	LIBOR +	5.50	%,	1.00	% Floor [10]	10.23%	4/1/2027	19,800,000	19,634,540	19,471,283	2.4%
GraphPAD Software, LLC	First Lien Term Loan	LIBOR +	5.50	%,	1.00	% Floor [9]	10.43%	4/27/2027	17,237,500	17,111,561	16,951,325	2.1%
GraphPAD Software, LLC	First Lien Delayed Draw Term Loan	LIBOR +	5.50	%,	1.00	% Floor [8]	10.43%	4/1/2027	—	(88,947)	(182,621)	0.0%
GraphPAD Software, LLC	First Lien Revolving Loan	LIBOR +	5.50	%,	1.00	% Floor [8]	10.43%	4/27/2027	—	(18,043)	(41,505)	0.0%
Imagine Acquisitionco, LLC	First Lien Term Loan	LIBOR +	5.50	%,	1.00	% Floor [10]	10.14%	11/16/2027	28,649,518	28,292,857	27,564,549	3.4%
Imagine Acquisitionco, LLC	First Lien Delayed Draw Term Loan	LIBOR +	5.50	%,	1.00	% Floor [8]	10.14%	11/16/2023	—	(26,279)	(243,540)	0.0%
Imagine Acquisitionco, LLC	First Lien Revolving Loan	LIBOR +	5.50	%,	1.00	% Floor [8]	10.14%	11/16/2027	—	(56,425)	(175,348)	0.0%
Total Health Care Technology										118,032,649	112,731,690	13.8%

									Par			Percentage of
	Type of	Reference Rate					Interest		Amount /			Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
Insurance
AmeriLife Group LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [13]	9.01%	8/31/2029	42,181,818	41,382,650	41,346,618	5.1%
AmeriLife Group LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor 8 13	9.01%	8/30/2024	7,030,303	6,860,575	6,821,503	0.8%
AmeriLife Group LLC	First Lien Revolving Loan	SOFR +	5.75	%,	0.75	% Floor [8]	9.01%	8/31/2028	—	(99,537)	(104,400)	0.0%
Assured Partners, Inc. [6]	First Lien Term Loan	SOFR +	3.50	%,	0.50	% Floor [13]	7.82%	2/12/2027	4,000	3,778	3,894	0.0%
Assured Partners, Inc. [6]	Unsecured Note	N/A					5.63%	1/15/2029	5,123,753	4,133,391	4,230,939	0.5%
Captive Resources Midco, LLC	First Lien Term Loan	SOFR +	2.63	%,	0.75	% Floor [13]	10.07%	6/29/2029	29,625,750	29,057,309	28,840,668	3.5%
Captive Resources Midco, LLC	First Lien Revolving Loan	SOFR +	2.63	%,	0.75	% Floor [8]	10.07%	7/1/2028	—	(40,361)	(58,373)	0.0%
Euclid Transactional, LLC	First Lien Term Loan	SOFR +	6.80	%,	0.75	% Floor [13]	11.23%	10/2/2028	80,000,000	78,492,342	80,800,001	9.9%
Galway Borrower, LLC	First Lien Term Loan	LIBOR +	5.25	%,	0.75	% Floor [10]	9.98%	9/29/2028	64,427,499	63,819,163	63,154,664	7.7%
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	LIBOR +	5.25	%,	0.75	% Floor [8]	9.98%	9/29/2028	—	(11,665)	(11,740)	0.0%
Galway Borrower, LLC	First Lien Revolving Loan	LIBOR +	5.25	%,	0.75	% Floor [8]	9.98%	9/30/2027	—	(41,805)	(80,966)	0.0%
Harrington Reinsurance Holdings Limited	Unsecured Note	N/A					7.25%	6/29/2031	20,000,000	19,643,101	19,886,918	2.4%
NFP Corp. [6]	Unsecured Note	N/A					6.88%	8/15/2028	27,761,417	23,102,618	23,300,157	2.9%
NFP Corp. [6]	Unsecured Note	N/A					7.50%	10/1/2030	2,075,000	2,075,000	1,953,958	0.2%
RSC Acquisition, Inc.	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor 8 13	10.05%	11/1/2026	9,652,457	9,440,968	9,418,311	1.2%
Total Insurance										277,817,527	279,502,152	34.2%
IT Services
Auctane Holdings, LLC	First Lien Term Loan	LIBOR +	5.75	%,	0.75	% Floor [7]	10.13%	10/5/2028	39,700,000	39,010,786	38,531,467	4.7%
Auctane Holdings, LLC	First Lien Term Loan	LIBOR +	5.75	%,	0.75	% Floor [7]	10.13%	10/5/2028	13,026,563	12,799,437	12,643,138	1.5%
Bottomline Technologies, Inc.	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [13]	9.82%	5/14/2029	88,163,653	86,500,958	86,585,525	10.6%
Bottomline Technologies, Inc.	First Lien Revolving Loan	SOFR +	5.50	%,	1.00	% Floor [8]	9.82%	5/15/2028	—	(131,650)	(131,840)	0.0%

Dcert Buyer, Inc. [6]	Second Lien Term Loan	SOFR +	7.00	% [13]			11.70%	2/19/2029	11,660,000	11,513,443	10,692,220	1.3%
Ensono, Inc.	Second Lien Term Loan	LIBOR +	8.00	% [9]			13.15%	5/28/2029	11,250,000	11,149,649	10,461,794	1.3%
Helpsystems Holdings, Inc.	Second Lien Term Loan	SOFR +	6.75	%,	1.00	% Floor [13]	10.94%	11/19/2027	10,000,000	10,000,000	8,954,120	1.1%
Ministry Brands Purchaser, LLC	First Lien Term Loan	LIBOR +	5.50	%,	0.75	% Floor [7]	9.88%	12/28/2028	17,522,952	17,367,401	16,648,917	2.0%
Ministry Brands Purchaser, LLC	First Lien Delayed Draw Term Loan	LIBOR +	5.50	%,	0.75	% Floor [8]	9.88%	12/29/2028	—	(24,322)	(281,805)	0.0%
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	LIBOR +	5.50	%,	0.75	% Floor 7 8	9.88%	12/24/2027	847,458	833,341	762,916	0.1%
Neptune BidCo US Inc.	Second Lien Term Loan	SOFR +	9.75	%,	0.75	% Floor [13]	13.57%	10/11/2029	12,500,000	12,131,165	12,125,000	1.5%
Vision Solutions, Inc.	Second Lien Term Loan	LIBOR +	7.25	%,	0.75	% Floor [10]	11.61%	4/23/2029	30,000,000	29,748,554	24,083,345	2.9%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
Watchguard Technologies, Inc. [6]	First Lien Term Loan	SOFR +	5.25	%,	1.00	% Floor [13]	9.57%	7/5/2029	5,236,875	4,908,425	5,019,545	0.6%
WWEX Uni Topco Holdings, LLC	Second Lien Term Loan	LIBOR +	7.00	%,	0.75	% Floor [10]	11.73%	7/26/2029	20,000,000	19,428,935	18,158,188	2.2%
Total IT Services										255,236,122	244,252,530	29.9%
Professional Services
Accordion Partners LLC	First Lien Term Loan	SOFR +	6.25	%,	1.00	% [13]	10.83%	8/29/2029	23,289,456	22,780,454	22,779,417	2.8%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR +	6.25	% [8]			10.83%	8/29/2029	—	(64,426)	(100,226)	0.0%
Accordion Partners LLC	First Lien Revolving Loan	SOFR +	6.25	% [8]			10.83%	8/31/2028	—	(43,197)	(44,545)	0.0%
Explorer Investor, Inc.	First Lien Term Loan	SOFR +	6.00	%,	0.50	% Floor [13]	10.15%	6/28/2029	23,822,151	22,453,966	22,507,168	2.8%
Explorer Investor, Inc.	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	0.50	% Floor [8]	10.15%	6/28/2024	—	(288,544)	(279,209)	0.0%
IG Investments Holdings	First Lien Term Loan	LIBOR +	6.00	%,	0.75	% Floor [7]	10.38%	9/22/2028	64,130,419	63,038,331	63,105,923	7.7%
IG Investments Holdings	First Lien Term Loan	LIBOR +	6.00	%,	0.75	% Floor [7]	10.38%	9/22/2028	4,949,875	4,906,696	4,870,799	0.6%
IG Investments Holdings	First Lien Revolving Loan	LIBOR +	6.00	%,	0.75	% Floor 7 8	10.38%	9/22/2027	2,023,121	1,943,553	1,942,322	0.2%
Geosyntec Consultants, Inc.	First Lien Term Loan	SOFR +	5.25	%,	0.75	% [13]	9.57%	5/18/2029	10,441,530	10,269,340	10,157,520	1.2%
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	SOFR +	5.25	%,	0.75	% [8]	9.57%	5/18/2024	—	(35,135)	(119,598)	0.0%
Geosyntec Consultants, Inc.	First Lien Revolving Loan	SOFR +	5.25	%,	1.00	% [8]	9.57%	5/18/2027	—	(25,647)	(43,765)	0.0%
MBO Partners, Inc.	First Lien Term Loan	SOFR +	7.75	%,	1.00	% [13]	12.48%	5/23/2028	44,662,500	43,396,705	43,880,906	5.4%
MBO Partners, Inc.	First Lien Delayed Draw Term Loan	SOFR +	7.75	%,	1.00	% [8] [13]	12.48%	5/23/2028	10,038,889	9,622,276	9,689,772	1.2%
People 2.0, Inc.	First Lien Term Loan	SOFR +	7.50	%,	1.00	% [13]	11.82%	7/12/2028	45,386,250	44,519,435	44,537,527	5.5%
Vaco Holdings	First Lien Term Loan	SOFR +	5.00	%,	0.75	% [13]	9.73%	1/19/2029	5,759,781	5,591,743	5,607,723	0.7%
Williams Martson, LLC	First Lien Term Loan	SOFR +	5.75	%,	1.00	% [13]	10.25%	8/25/2028	15,921,635	15,443,986	15,305,467	1.9%
Williams Martson, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% [8]	10.25%	8/26/2024	—	(48,350)	(98,834)	0.0%
Williams Martson, LLC	First Lien Revolving Loan	SOFR +	5.75	%,	1.00	% [8]	10.25%	8/25/2028	—	(63,324)	(86,480)	0.0%
Total Professional Services										243,397,862	243,611,887	29.8%
Real Estate Management & Development
2-10 Holdco, Inc.	First Lien Term Loan	SOFR +	6.00	%,	1.00	% Floor [13]	10.42%	3/26/2026	49,125,000	48,547,918	49,125,000	6.0%
2-10 Holdco, Inc.	First Lien Revolving Loan	SOFR +	6.00	%,	1.00	% Floor [8]	10.42%	3/26/2026	—	(30,561)	—	0.0%
Total Real Estate Management & Development										48,517,357	49,125,000	6.0%
Software
Anaplan, Inc.	First Lien Term Loan	SOFR +	6.50	%,	1.00	% Floor [13]	10.82%	6/21/2029	20,672,334	20,276,632	20,263,022	2.5%
Anaplan, Inc.	First Lien Revolving Loan	SOFR +	6.50	%,	1.00	% Floor [8]	10.82%	6/21/2028	—	(28,184)	(30,611)	0.0%
AxiomSL Group, Inc.	First Lien Term Loan	LIBOR +	6.00	%,	1.00	% Floor [7]	10.13%	12/3/2027	34,716,362	34,141,218	33,792,492	4.1%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
AxiomSL Group, Inc.	First Lien Delayed Draw Term Loan	LIBOR +	6.00	%,	1.00	% Floor [8]	10.13%	12/3/2027	—	(17,712)	(60,512)	0.0%
AxiomSL Group, Inc.	First Lien Revolving Loan	LIBOR +	6.00	%,	1.00	% Floor [8]	10.13%	12/3/2025	—	(33,174)	(66,027)	0.0%
Diligent Corporation	First Lien Term Loan	LIBOR +	5.75	%,	1.00	% Floor [7]	10.13%	8/4/2025	29,475,000	29,283,815	28,138,072	3.4%
Diligent Corporation	First Lien Term Loan	LIBOR +	5.75	%,	1.00	% Floor [7]	10.13%	8/4/2025	9,825,000	9,759,571	9,379,357	1.1%
Diligent Corporation	First Lien Revolving Loan	LIBOR +	6.25	%,	1.00	% Floor 7 8	10.13%	8/4/2025	1,500,000	1,470,044	1,306,250	0.2%
GovDelivery Holdings, LLC	First Lien Term Loan	LIBOR +	6.50	%,	1.00	% Floor [7]	11.14%	1/29/2027	27,241,366	26,733,717	26,182,580	3.2%
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR +	6.00	%,	1.00	% Floor 7 8	10.14%	1/29/2027	33,845,980	33,294,989	31,946,561	3.9%
GovDelivery Holdings, LLC	First Lien Revolving Loan	LIBOR +	6.50	%,	1.00	% Floor 7 8	10.14%	1/29/2027	809,964	785,357	716,147	0.1%
GS Acquisitionco, Inc.	First Lien Term Loan	LIBOR +	5.75	%,	1.00	% Floor [9]	9.92%	5/22/2026	37,131,476	37,038,235	35,714,830	4.4%
Ion Trading Technologies [6]	Unsecured Note	N/A					5.75%	5/15/2028	1,875,000	1,540,000	1,565,156	0.2%
Mandolin Technology Intermediate Holdings, Inc.	Second Lien Term Loan	LIBOR +	6.50	%,	0.50	% Floor [10]	10.91%	7/30/2029	17,500,000	17,337,883	15,935,095	1.9%
Maverick 1 LLC	Second Lien Term Loan	LIBOR +	6.75	%,	0.75	% Floor [10]	11.16%	5/18/2029	9,000,000	8,960,479	8,909,263	1.1%
McAfee Enterprise [6]	First Lien Term Loan	LIBOR +	4.75	%,	0.75	% Floor [10]	9.17%	7/27/2028	5,232,836	4,786,287	4,505,157	0.6%
Orion Advisor Solutions, Inc	Second Lien Term Loan	LIBOR +	8.50	%,	1.00	% Floor [10]	12.91%	9/24/2028	16,500,000	16,380,886	15,409,941	1.9%
RealPage, Inc. [6]	Second Lien Term Loan	LIBOR +	6.50	%,	0.75	% Floor [7]	10.88%	4/23/2029	5,628,559	5,518,941	5,442,113	0.7%
Simplifi Holdings, Inc.	First Lien Term Loan	LIBOR +	5.50	%,	0.75	% Floor [10]	9.25%	10/1/2027	26,837,349	26,389,048	26,445,644	3.2%
Simplifi Holdings, Inc.	First Lien Revolving Loan	LIBOR +	5.50	%,	0.75	% Floor [8]	9.25%	10/1/2026	—	(43,358)	(42,204)	0.0%
Spirit RR Holdings, Inc.	First Lien Term Loan	SOFR +	6.50	%,	1.00	% Floor [13]	11.18%	9/13/2028	14,002,261	13,588,333	13,597,596	1.7%
Spirit RR Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR +	6.50	%,	1.00	% Floor 8 13	11.18%	9/13/2024	3,033,823	2,945,142	2,946,146	0.4%
Spirit RR Holdings, Inc.	First Lien Revolving Loan	SOFR +	6.50	%,	1.00	% Floor [8]	11.18%	9/13/2028	—	(39,899)	(40,467)	0.0%
Syntax Systems Limited	First Lien Term Loan	LIBOR +	5.50	%,	0.75	% Floor [7]	10.13%	10/29/2028	10,706,064	10,613,050	10,235,218	1.3%
Syntax Systems Limited	First Lien Delayed Draw Term Loan	LIBOR +	5.50	%,	0.75	% Floor [8]	10.13%	10/15/2028	—	(24,859)	(130,632)	0.0%
Syntax Systems Limited	First Lien Revolving Loan	LIBOR +	5.50	%,	0.75	% Floor 7 8	10.04%	10/29/2026	792,079	782,190	739,826	0.1%
Tamarack Intermediate LLC	First Lien Revolving Loan	SOFR +	5.75	%,	0.75	% Floor [13]	9.48%	3/13/2028	21,376,953	20,995,023	21,009,270	2.6%
Tamarack Intermediate LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor 8 13	9.48%	3/13/2028	625,000	564,174	564,531	0.1%
Total Software										322,997,828	314,373,814	38.5%
Total Debt Investments										1,703,615,046	1,674,960,932	205.0%

				Par			Percentage
	Type of	Interest		Amount /			of Net
Portfolio Company 1 2 3	Investment	Rate	Acquisition Date	Units	Cost [4]	Fair Value	Assets [5]
Preferred Equity – 1.2%
Health Care Technology
Imagine Acquisitionco, LLC	Equity	N/A	11/16/2021	2,000,000	2,000,000	2,103,614	0.3%
Total Health Care Technology					2,000,000	2,103,614	0.3%
Software
GT Polaris Holdings	Equity	12.50%	6/6/2022	8,804,811	8,645,543	7,821,358	1.0%
Total Software					8,645,543	7,821,358	1.0%

Total Preferred Equity Investments					10,645,543	9,924,972	1.2%
Common Equity and Warrants-0.4%

Software
Spirit RR Holdings, Inc.	Equity	N/A	9/19/2022	3,585,975	3,635,318	3,635,318	0.4%
Total Software					3,635,318	3,635,318	0.4%

Health Care Providers & Services
Giving Home Health Care	Warrants	N/A	8/19/2022	2,917	29	—	0.0%
Total Health Care Providers & Services					29	—	0.0%
Total Common Equity and Warrant Investments					3,635,347	3,635,318	0.4%

Total Non-Controlled/Non-Affiliated Investments					$1,717,895,936	$1,688,521,222	206.6%
(1)	All of the Company’s investments are domiciled in the United States except for Harrington Reinsurance Holdings Limited and Syntax Systems Limited, which are domiciled in Bermuda and Canada, respectively.
(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940 except for Harrington Reinsurance Holdings Limited and Syntax Systems Limited.
(4)	Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	Percentage is based on net assets of $817,185,589 as of December 31, 2022.
(6)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(7)	The interest rate on this security is subject to a base rate plus 1 Month “1M“ LIBOR, which at December 31, 2022 was 4.37%.
(8)	This investment has an unfunded commitment as of December 31, 2022. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(9)	The interest rate on this security is subject to a base rate plus 6 Month “6M“ LIBOR, which at December 31, 2022 was 5.14%.
(10)	The interest rate on this security is subject to a base rate plus 3 Month “3M“ LIBOR, which at December 31, 2022 was 4.77%.
(11)	The interest rate on this security is subject to the Alternate Base Rate, which at December 31, 2022 was 7.50%.
(12)	The interest rate on this security is subject to a base rate plus 12 Month “12M“ LIBOR, which at December 31, 2022 was 5.48%.
(13)	The interest rate on this security is subject to the Secured Overnight Financing Rate, which at December 31, 2022 was 4.30%.
*	Prior period presentation was updated to conform with current period presentation by showing the breakout of Preferred Equity from Common Equity & Warrants.

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Notes to Financial Statements

December 31, 2023

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

On June 11, 2021, the Company formed SPCC Funding I LLC (the “SPV”), a wholly-owned financing subsidiary, for the purpose of holding pledged investments as collateral under a financing facility. On April 24, 2023, the Company formed SPCC Funding II LLC (the “SPV II,” and together with the SPV, the “SPVs”), a wholly-owned financing subsidiary, for the purpose of holding pledged investments as collateral under a financing facility. From time to time, the Company may form additional wholly - owned subsidiaries to facilitate its course of business.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and the SPV. All intercompany balances and transactions have been eliminated in consolidation. All references made to the “Company,“ “we,” and “us” herein include Stone Point Credit Corporation and the consolidated SPV. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. The Company’s fiscal year ends on December 31. The functional currency of the Company is U.S. dollars. Updates to the Consolidated Schedule of Investments as of December 31, 2022 and the Consolidated Statement of Cash Flows for the years ended December 31, 2022 and 2021 have been made to conform with current period presentation.

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

Investments at Fair Value

In accordance with Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Company’s “Valuation Designee”. The Adviser, with the assistance of its Valuation Committee, subject to oversight by the Board, is responsible for determining the fair value of the Company’s investments in instances where there is no readily available market quotation. Investments for which market quotations are readily available may be priced by independent pricing services. From time to time, the Company retains an external, independent valuation firm to provide input, data, and valuation analyses on the Company’s portfolio companies.

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

Deferred Financing and Debt Issuance Costs

Financing costs incurred in connection with the Company’s borrowings (see Note 6) are deferred and amortized over the life of the corresponding facility. The Company records origination and other expenses related to its debt obligations as deferred financing and debt issuance costs. Deferred financing costs and debt issuance costs are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the debt liability.

Net Asset Value per Common Share

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

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Fee Income	$687,500	$373,750	$1,474,524
Total revenue from contracts with customers	$687,500	$373,750	$1,474,524

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2023 and 2022, no investments were on non-accrual status.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. During the year ended December 31, 2023 and 2022, the Company earned $1,421,800 and $599,561 of dividend income, respectively. During the year ended December 31, 2021, the Company did not earn any dividend income.

Organizational Expenses and Offering Costs

Organizational expenses are costs associated with the organization of the Company and are expensed as incurred. Offering costs are costs associated with the offering of common stock of the Company and are capitalized as deferred offering expenses in the Consolidated Statements of Assets and Liabilities. Deferred offering expenses are amortized over a twelve-month period from incurrence.

Income Taxes

The Company has elected to be treated, and intends to qualify annually, as a RIC under the Code. So long as the Company maintains its tax treatment as a RIC, it generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to stockholders as dividends. To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of the Company’s “investment company taxable income,“ which is generally the Company’s net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and is determined without regard to any deduction for dividends paid. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

The Company evaluates tax positions taken or expected to be taken while preparing its financial statements to determine whether the tax positions are “more-likely-than-not“ to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not“ threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted later based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions through December 31, 2023. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service and state tax authorities.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. During the year ended December 31, 2023, 2022, and 2021, the Company recorded $132,921 of net realized losses, $1,072,458 of net realized gains, and $232,805 of net realized gains, respectively.

Distributions to Stockholders

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

Consolidation

As provided under Regulation S-X and ASC Topic 946 - Financial Services - Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

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

In December 2023, the FASB issued ASU No. 2023 - 09, “Income Taxes (Topic 740),” which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023 - 09 is effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU No. 2023 - 09 on the consolidated financial statements.

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

Base Management Fee

The Company pays to the Adviser an asset-based fee (the “Management Fee”) for management services in an amount equal to an annual rate of 1.30% of the average value of the Company’s gross assets (excluding cash and cash equivalents) for the most recently completed calendar quarter payable quarterly in arrears. The Management Fee for any partial quarter is appropriately prorated based on the actual number of days elapsed during such partial quarter as a fraction of the number of days in the relevant calendar year. For the years ended December 31, 2023, 2022, and 2021, the Company incurred management fees of $24,304,038, $18,937,555 and $5,326,836 respectively. As of December 31, 2023 and 2022, the Company recorded base management fees payable of $6,531,640 and $5,548,862, respectively.

Incentive Fee

Beginning December 21, 2024, on the fourth anniversary of the date on which Stockholders are required to fund their initial drawdown (the “Incentive Commencement Date”), the Company will pay the Adviser an incentive fee (“Incentive Fee”) as set forth below. The Incentive Fee will consist of two parts. The first part (the “Investment Income Incentive Fee”) will be calculated and payable following the Incentive Commencement Date on a quarterly basis, in arrears, and will equal 15% of “pre-incentive fee net investment income” for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.75% (i.e., 7% annualized) measured on a quarterly basis. For purposes of computing the initial installment of the Investment Income Incentive Fee because the Incentive Commencement Date does not fall on the first day of a calendar quarter, then the initial payment of the Investment Income Incentive Fee shall be payable for the period that commences on the Incentive Commencement Date through the last day of the first complete calendar quarter immediately following the Incentive Commencement Date (March 31, 2025) and, thereafter, at the end of each subsequent calendar quarter as described above. The second part (the “Capital Gains Incentive Fee”) will be an annual fee that will also commence with the period beginning on the Incentive Commencement Date and will be determined and payable following the Incentive Commencement Date, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 15% of realized capital gains, if any, determined on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date, beginning December 31, 2024) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees. Capital Gains Incentive Fee shall be payable for the period that commences on the Incentive Commencement Date through December 31, 2025. For the years ended December 31, 2023, 2022, and 2021, the Company did not incur any Incentive Fees.

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

For the years ended December 31, 2023, 2022, and 2021, the Company incurred $1,328,448, $973,179 and $493,073 of administrative overhead expenses that were included in the Consolidated Statements of Operations as professional fees, respectively.

As of December 31, 2023 and 2022, $312,184 and $278,561, respectively, of administrative overhead expenses remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses. For the year ended December 31, 2023, the Administrator has not elected to waive charges that would have been eligible for reimbursement under the terms of the Administration Agreement. For the years ended December 31, 2022, and 2021, the Administrator has elected to waive additional charges that would have otherwise been eligible for reimbursement under the terms of the Administration Agreement which are not subject to recoupment.

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

For the years ended December 31, 2023, 2022, and 2021, the Company incurred expenses for services provided by the Sub-Administrator and the Custodian of $1,754,065, $1,154,902 and $350,289 that were included on the Consolidated Statements of Operations as professional fees, respectively. As of December 31, 2023 and 2022, $313,074 and $489,568, respectively, remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

Transfer Agent Fees

The Company has entered into a transfer agent servicing agreement with U.S. Bank Global Fund Services (the “Transfer Agent”). For the years ended December 31, 2023, 2022, and 2021, the Company incurred expenses for services provided by the Transfer Agent of $69,096, $50,938 and $54,165 that were included on the Consolidated Statements of Operations as professional fees, respectively. As of December 31, 2023 and 2022, $25,878 and $27,316, respectively, remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

Affiliated Broker-Dealer

The Adviser is an affiliate of SPC Capital Markets LLC, a Delaware limited liability company (the “Affiliated Broker-Dealer”), which is registered as a broker-dealer with the SEC and a member of FINRA and the Securities Investor Protection Corporation. The Affiliated Broker-Dealer is authorized to engage in the following activities: (i) acting as broker or dealer selling corporate debt securities, (ii) acting as firm commitment underwriter, (iii) acting as real estate syndicator, (iv) investment advisory services (incidental to its role as broker-dealer), including acting as financial advisor to issuers of securities, and participants in mergers, acquisitions, sales, and dispositions of companies, and (v) private placements of securities. The Company did not pay the Affiliated Broker - Dealer any fees during the year ended December 31, 2023. During the year ended December 31, 2022, the Company paid the Affiliated Broker - Dealer a fee of $1,125,000 for services provided by the Affiliated Broker - Dealer in connection with the closing of the 2025 Notes (as defined herein). The Company did not pay the Affiliated Broker - Dealer any fees during the year ended December 31, 2021. The Affiliated Broker Dealer may receive fees from other investors and portfolio companies in which the Company invests but will not collect fees from the Company for its portfolio investments.

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

For the years ended December 31, 2023, 2022, and 2021, the Company incurred offering costs of $97,249, $115,986 and $364,789 that were included on the Consolidated Statements of Operations, respectively. As of December 31, 2023 and 2022, $0 and $0, respectively, remained payable on the Consolidated Statements of Assets and Liabilities as offering costs payable.

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

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of December 31, 2023 and 2022, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

		December 31, 2023	December 31, 2022
Portfolio Company	Type of Investment	Par	Par
2-10 Holdco, Inc.	First Lien Revolving Loan	$2,777,778	$2,777,778
Accordian Partners LLC	First Lien Delayed Draw Term Loan	2,074,694	4,576,531
Accordian Partners LLC	First Lien Revolving Loan	2,034,014	2,034,014
Accuserve	First Lien Delayed Draw Term Loan	2,689,655	—
AmeriLife Group LLC	First Lien Delayed Draw Term Loan	1,768,121	3,515,152
AmeriLife Group LLC	First Lien Revolving Loan	5,272,727	5,272,727
Anaplan, Inc.	First Lien Revolving Loan	1,546,008	1,546,008
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	4,955,250	—
ARMStrong Receivable Management	First Lien Revolving Loan	298,516	—
AxiomSL Group, Inc.	First Lien Delayed Draw Term Loan	—	2,273,873
AxiomSL Group, Inc.	First Lien Revolving Loan	—	2,481,089
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	9,873,511	8,010,000
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	3,000,000	3,000,000
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	2,616,279	—
Belmont Buyer, Inc.	First Lien Revolving Loan	2,180,233	—
Bottomline Technologies, Inc.	First Lien Revolving Loan	7,365,385	7,365,385
Captive Resources Midco, LLC	First Lien Revolving Loan	2,202,764	2,202,764
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	5,625,000	—
Cliffwater, LLC	First Lien Revolving Loan	2,857,143	—
CNSI Holdings, LLC	First Lien Revolving Loan	912,440	1,440,694
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	—	5,376,426
Diligent Corporation	First Lien Revolving Loan	2,300,000	3,500,000
Elkay LLC	First Lien Revolving Loan	3,611,111	3,611,111
Explorer Investor, Inc.	First Lien Delayed Draw Term Loan	—	5,058,140
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	21,000,000	594,253
Galway Borrower, LLC	First Lien Revolving Loan	4,098,295	4,098,295
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	2,186,775	4,397,000
Geosyntec Consultants, Inc.	First Lien Revolving Loan	1,609,000	1,609,000
Giving Home Health Care	First Lien Revolving Loan	3,125,000	—
GovDelivery Holdings, LLC	First Lien Revolving Loan	1,909,804	1,603,843
GraphPAD Software, LLC	First Lien Delayed Draw Term Loan	—	11,000,000
GraphPAD Software, LLC	First Lien Revolving Loan	1,250,000	2,500,000
Hyland Software, Inc.	First Lien Revolving Loan	1,199,095	—
IG Investments Holdings LLC	First Lien Revolving Loan	5,057,803	3,034,682
Imagine Acquisitionco, LLC	First Lien Delayed Draw Term Loan	—	6,430,868
Imagine Acquisitionco, LLC	First Lien Revolving Loan	4,630,225	4,630,225
Kwol Acquisition, Inc.	First Lien Revolving Loan	230,126	—
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	3,200,000	2,777,778
MBO Partners, Inc.	First Lien Delayed Draw Term Loan	—	9,910,664
Ministry Brands Purchaser, LLC	First Lien Delayed Draw Term Loan	—	5,649,718
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	790,960	847,458
Mirra-Prime Access Holdings, LLC	First Lien Revolving Loan	2,055,000	1,712,500
More Cowbell I LLC	First Lien Delayed Draw Term Loan	5,444,251	—
More Cowbell I LLC	First Lien Revolving Loan	5,770,906	—
Neptune BidCo US, Inc.	First Lien Revolving Loan	750,000	—
NextGen Healthcare	First Lien Delayed Draw Term Loan	2,369,525	—
NextGen Healthcare	First Lien Revolving Loan	889,328	—
OneDigital Borrower LLC	First Lien Delayed Draw Term Loan	9,771,429	—
PAS Parent, Inc.	First Lien Delayed Draw Term Loan	9,000,000	—
PAS Parent, Inc.	First Lien Revolving Loan	1,000,000	—
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	6,875,000	—
Petra Borrower, LLC	First Lien Revolving Loan	2,750,000	—
Project K BuyerCo, Inc.	First Lien Revolving Loan	7,727,273	7,727,273
RSC Acquisition, Inc.	First Lien Delayed Draw Term Loan	19,662,857	23,325,789
Simplifi Holdings, Inc.	First Lien Revolving Loan	2,349,398	2,891,566
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	—	1,168,555
SpecialtyCare, Inc.	First Lien Revolving Loan	913,598	658,640
Spirit RR Holdings, Inc.	First Lien Revolving Loan	—	1,400,226
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	1,545,250	4,130,000
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	3,500,000	980,000
Syntax Systems Limited	First Lien Delayed Draw Term Loan	—	2,970,297
Syntax Systems Limited	First Lien Revolving Loan	459,406	396,040

TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	3,940,858	13,698,286
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	2,000,000	2,000,000
Tamarack Intermediate LLC	First Lien Revolving Loan	3,515,625	2,890,625
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	7,446,809	7,446,809
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	5,769,231	8,942,308
Williams Martson, LLC	First Lien Delayed Draw Term Loan	2,553,846	2,553,846
Williams Martson, LLC	First Lien Revolving Loan	2,234,615	2,234,615
Total Par		$226,541,917	$210,252,851

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments as of December 31, 2023 and 2022. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

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

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in the Small Business Credit Availability Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of December 31, 2023 and 2022, the Company’s asset coverage ratios were 193% and 189%, respectively.

The following table shows the Company’s outstanding debt as of December 31, 2023 and 2022:

	December 31, 2023
	Aggregate			Net
	Principal	Outstanding	Amount	Carrying
	Committed	Principal	Available (1)	Value
Capital Call Facility	$85,000,000	$52,000,000	$33,000,000	$51,663,310
Revolving Credit Facility	$750,000,000	$666,000,000	$84,000,000	$661,932,675
Secured Credit Facility	$300,000,000	$126,000,000	$174,000,000	$123,999,715
2025 Notes	$225,000,000	$225,000,000	$—	$223,656,743
Total	$1,360,000,000	$1,069,000,000	$291,000,000	$1,061,252,443

	December 31, 2022
	Aggregate			Net
	Principal	Outstanding	Amount	Carrying
	Committed	Principal	Available (1)	Value
Capital Call Facility	$125,000,000	$5,000,000	$120,000,000	$4,561,000
Revolving Credit Facility	$750,000,000	$684,000,000	$66,000,000	$678,169,958
2025 Notes	$225,000,000	$225,000,000	$—	$222,720,117
Total	$1,100,000,000	$914,000,000	$186,000,000	$905,451,075
(1)	The amount available may be subject to limitations related to the borrowing base under the Financing Facilities, outstanding letters of credit issued and asset coverage requirements.

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

The Second Amendment, among other things, reduces the maximum borrowing capacity of the Company under the Capital Call Facility to $125 million from $200 million and changes the applicable margin for advances under the Capital Call Facility to SOFR plus 1.95%. The Second Amendment extended the scheduled maturity date of the loans under the Capital Call Facility from December 28, 2022 to December 28, 2023. The other material terms of the Capital Call Facility were unchanged.

On December 22, 2023, the Company executed a letter agreement (the “Third Amendment”) to amend the Capital Call Facility. The Third Amendment, among other things, extends the maturity date to December 27, 2024 from December 28, 2023, reduces the maximum borrowing capacity of the Company under the Capital Call Facility to $85 million from $125 million and increases the applicable margin for advances under the Capital Call Facility to 235 basis points per annum from 195 basis points per annum with respect to SOFR Loans (as defined in the Revolving Credit Agreement) and to 135 basis points per annum from 95 basis points per annum with respect to Reference Rate Loans (as defined in the Capital Call Facility). The other material terms of the Capital Call Facility were unchanged.

The Capital Call Facility provides for a maximum commitment of up to $85 million for a period of up to two years (including extension terms) from the Closing Date subject to the terms set forth in the Capital Call Facility. Under the Capital Call Facility, an unused commitment fee at the rate of 0.35% per annum on the unused portion of the commitment of the Lenders is payable by the Company to the Administrative Agent.

The proceeds of the loans under the Capital Call Facility may be used to acquire portfolio investments and such other uses as permitted under the Capital Call Facility. At the Company’s option, the Capital Call Facility will accrue interest at a rate per annum based on (i) a daily simple SOFR plus an applicable margin of 2.35% or (ii) the greatest of (1) the prime rate or (2) the federal funds effective rate plus 0.5% plus an applicable margin of 1.35%.

The maturity date is the earliest of: (a) December 27, 2024; (b) the date upon which the Administrative Agent declares the Company’s obligations under the Capital Call Facility (the “Obligations“) due and payable after the occurrence of an event of default under the Capital Call Facility; (c) 45 days prior to the termination of the Company’s Operative Documents (as defined in the Capital Call Facility); (d) 45 days prior to the date on which the Company’s ability to call capital commitments for the purpose of repaying the Obligations is terminated, and € the date upon which the Company terminates the commitments of the Lenders pursuant to Section 3.6 of the Capital Call Facility or otherwise.

The Capital Call Facility includes customary covenants as well as usual and customary events of default for revolving credit facilities of this nature.

As of December 31, 2023 and 2022, the carrying amount of the Company’s borrowings under the Capital Call Facility approximated their fair value. As of December 31, 2023 and 2022, unamortized financing costs of $336,690 and $439,000, respectively, are being deferred and amortized over the remaining term of the Capital Call Facility. As of December 31, 2023 and 2022, the Company had an outstanding balance of $52,000,000 and $5,000,000, respectively. As of December 31, 2023 and 2022, the Capital Call Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $51,663,310 and $4,561,000, respectively. The following table shows additional information about the interest and financing costs related to the Capital Call Facility for the years ended December 31, 2023, 2022, and 2021:

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Interest expenses related to the Capital Call Facility	$2,994,200	$2,926,744	$2,345,247
Financing expenses related to the Capital Call Facility	453,743	556,024	778,626
Total interest and financing expenses related to the Capital Call Facility	$3,447,943	$3,482,768	$3,123,873

Revolving Credit Facility

On June 28, 2021, SPCC Funding I LLC (“SPV I”) entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) with JPMorgan Chase Bank, National Association (“JPM”). JPM serves as administrative agent and lender, U.S. Bank, National Association, serves as collateral agent, securities intermediary and collateral administrator, and Stone Point Credit Adviser LLC serves as portfolio manager under the Revolving Credit Facility.

Advances under the Revolving Credit Facility bear interest at a per annum rate equal to: (a) for advances denominated in USD, the three-month London interbank offered rate, (b) for advances denominated in CAD, the average rate applicable to CAD bankers’ acceptances for a three-month period, (c) for advances denominated in GBP, the daily simple Sterling Overnight Index Average for each day, (d) for advances denominated in AUD, the three-month average bid reference rate administered by the Australian Financial Markets Association for Australian dollar bills, and (e) for advances denominated in Euros, the three-month Euro interbank offered rate, in each case, in effect, plus the applicable margin of 2.45% per annum (or, for advances denominated in GBP, 2.5693% per annum). SPV I paid and will pay, as applicable, a commitment fee of (x) initially, to but excluding September 28, 2021, 0.25% per annum, (y) from and including September 28, 2021 to but excluding the first anniversary of the Revolving Credit Facility, 0.50% per annum, and (z) from and including the first anniversary of the Revolving Credit Facility, 0.60% per annum, in each case, on the average daily unused amount of the financing commitments until the third anniversary of the Revolving Credit Facility.

On October 15, 2021, SPV I executed a letter agreement (the “Amendment”) to amend the Revolving Credit Facility. The Amendment increases the maximum borrowing capacity of the SPV under the Revolving Credit Facility between SPV I and JPM to $500 million from $250 million in accordance with the accordion feature in the Revolving Credit Facility that allows SPV I, under certain circumstances, to increase the size of the Revolving Credit Facility to an amount not to exceed $750 million in aggregate. The other material terms of the Revolving Credit Facility were unchanged. All amounts outstanding under the Revolving Credit Facility must be repaid by June 28, 2026.

On January 28, 2022, SPV I executed a letter agreement (the “Second Amendment”) to amend the Revolving Credit Facility. The Second Amendment increases the maximum borrowing capacity of SPV I under the Revolving Credit Facility by $250 million (the “Commitment Increase”) to an aggregate of $750 million from its previous $500 million borrowing capacity. The Second Amendment also (a) adds an accordion feature in the Revolving Credit Facility that allows SPV I, under certain circumstances, to increase the size of the Revolving Credit Facility by an additional $250 million (the “Accordion”) to an amount not to exceed $1 billion in the aggregate and (b) establishes a new tranche consisting of the Commitment Increase and the Accordion, whereby any new advances made under such tranche bear interest at a per annum rate equal to Term SOFR for a three-month tenor in effect, plus the applicable margin of 2.55% per annum.

On June 30, 2023, SPV I executed a letter agreement (the “Third Amendment”) to amend the Revolving Credit Facility. The Third Amendment revises the Revolving Credit Agreement to provide that all borrowings in U.S. dollars now bear interest at a rate based on Term SOFR. The Third Amendment also amends the accordion feature of the Revolving Credit Agreement to increase the maximum borrowing capacity of SPV I under the Revolving Credit Agreement to an aggregate of $1 billion. The other material terms of the Revolving Credit Facility were unchanged.

SPV I’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in all of SPV I’s portfolio of investments and cash. The obligations of SPV I under the Revolving Credit Facility are non-recourse to the Company, and the Company’s exposure under the Revolving Credit Facility is limited to the value of the Company’s investment in SPV I.

The Revolving Credit Facility is secured by a security interest in the assets of SPV I and on any payments received by SPV I in respect of those assets. Assets pledged to the lenders under the Revolving Credit Facility will not be available to pay the debts of the Company if such assets have been used to repay or otherwise satisfy the obligations owed under the Revolving Credit Facility.

In connection with the Revolving Credit Facility, SPV I made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV I occurs. Upon the occurrence and during the continuation of an event of default, the lenders may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable.

The occurrence of an event of default (as described above) or a Market Value Event (as defined in the Revolving Credit Facility) triggers a requirement that SPV I obtain the consent of JPM prior to entering into any sale or disposition with respect to portfolio assets, and the occurrence of a market value event triggers the right of JPM to direct SPV I to enter into sales or dispositions with respect to any portfolio assets, in each case in JPM’s sole discretion.

As of December 31, 2023 and 2022, the carrying amount of the Company’s borrowings under the Revolving Credit Facility approximated its fair value. As of December 31, 2023 and 2022, unamortized financing costs of $4,067,325 and $5,830,043, respectively, are being deferred and amortized over the remaining term of the Revolving Credit Facility. As of December 31, 2023 and 2022, the Revolving Credit Facility had an outstanding balance of $666,000,000 and $684,000,000, respectively. As of December 31, 2023 and 2022, the Revolving Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $661,932,675 and $678,169,958, respectively.

The Following table shows additional information about the interest and financing costs related to the Revolving Credit Facility for the years ended December 31, 2023, 2022, and 2021:

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Interest expenses related to the Revolving Credit Facility	$54,030,270	$27,106,234	$3,112,589
Financing expenses related to the Revolving Credit Facility	1,782,165	1,627,286	399,126
Total interest and financing expenses related to the Revolving Credit Facility	$55,812,435	$28,733,520	$3,511,715

Secured Credit Facility

On August 14, 2023, SPV II entered into a $300 million Credit Agreement (the “Secured Credit Facility”), with the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent (the “Administrative Agent”), U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as collateral custodian.

The Secured Credit Facility is comprised of (i) a $250 million asset-based revolving loan facility (the “ABL Facility”) and (ii) a $50 million asset-based revolving loan facility (the “Revolver Facility”), each of which is subject to and has its own borrowing base (comprised of its respective eligible assets, as approved by the Administrative Agent from time to time) but both of which are generally subject to the same terms under the Secured Credit Facility. Borrowings from the Secured Credit Facility will be used, among other things, to finance the origination and acquisition of eligible assets by SPV II, including the purchases or sales of such assets between SPV II and the Company; the Revolver Facility will be used, in part, to use such proceeds to acquire assets which have not yet been approved by the Administrative Agent. No gain or loss is recognized on any purchases or sales to or from SPV II and the Company.

The Secured Credit Facility is secured by a security interest in the assets of SPV II and on any payments received by SPV II in respect of those assets. Assets pledged to the lenders under the Secured Credit Facility will not be available to pay the debts of the Company if such assets have been used to repay or otherwise satisfy the obligations owed under the Secured Credit Facility.

The Secured Credit Facility will mature on August 14, 2028, unless terminated earlier as provided in the Secured Credit Facility. For each of the ABL Facility and the Revolver Facility, SPV II may draw and redraw loans in U.S. dollars, euros or British pound sterling under the Secured Credit Facility during a commitment period ending on August 14, 2026, unless the commitments are terminated earlier as provided in the Secured Credit Facility. Loans drawn under the Secured Credit Facility will bear interest at Term SOFR plus 3.10% per annum and, in the case of loans drawn in euros or British pound sterling, an additional currency benchmark adjustment will apply. The Secured Credit Facility contains customary covenants, including certain limitations on the activities of SPV II, and customary events of default.

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

As of December 31, 2023, the carrying amount of the Company’s borrowings under the Secured Credit Facility approximated its fair value. As of December 31, 2023 and 2022, unamortized financing costs of $2,000,285 are being deferred and amortized over the remaining term of the Secured Credit Facility. As of December 31, 2023, the Secured Credit Facility had an outstanding balance of $126,000,000. As of December 31, 2023 the Secured Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $123,999,715. As the Secured Credit Facility did not exist prior to August 14, 2023, there is no prior period information to report.

The Following table shows additional information about the interest and financing costs related to the Secured Credit Facility for the year ended December 31, 2023:

Year Ended
December 31, 2023
Interest expenses related to the Secured Credit Facility	$3,781,973
Financing expenses related to the Secured Credit Facility	164,715
Total interest and financing expenses related to the Secured Credit Facility	$3,946,688

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

As of December 31, 2023 and 2022, the carrying amount of the Company’s borrowings under the 2025 Notes approximated its fair value. As of December 31, 2023 and 2022, unamortized debt issuance costs of $1,343,257 and $2,279,883, respectively, are being deferred and amortized over the remaining term of the 2025 Notes. As of December 31, 2023 and 2022, the 2025 Notes had an outstanding balance of $225,000,000 and $225,000,000, respectively. As of December 31, 2023 and 2022, the 2025 Notes are presented in the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $223,656,743 and $222,720,117, respectively. The following table shows additional information about the interest and financing costs related to the 2025 Notes for the years ended December 31, 2023 and 2022:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Interest expenses related to the 2025 Notes	$13,117,500	$7,236,030
Financing expenses related to the 2025 Notes	1,036,626	591,355
Total interest and financing expenses related to the 2025 Notes	$14,154,126	$7,827,385

Note 7. Net Assets

Unregistered Sales of Equity Securities

For the years ended December 31, 2023, 2022, and 2021, the Company has completed the following share issuances:

	Number of Common	Aggregate
Common Stock Issuance Date	Stock Issued	Offering Price
December 28, 2023	2,305,457	$45,036,647
December 26, 2023 (1)	264,628	5,169,447
September 29, 2023	2,578,558	49,900,000
September 27, 2023(1)	218,518	4,228,747
June 28, 2023	1,126,918	21,800,000
June 26, 2023(1)	252,293	4,880,557
April 3, 2023	56,599	1,093,900
March 29, 2023	980,749	18,906,100
March 27, 2023(1)	229,681	4,427,602
December 30, 2022	2,467,892	48,500,000
December 27, 2022(1)	186,283	3,666,375
September 28, 2022	5,000,901	99,900,000
September 26, 2022(1)	138,540	2,767,536
June 29, 2022	2,498,950	50,000,000
June 27, 2022(1)	100,633	2,013,490
March 29, 2022	1,986,561	40,000,000
March 25, 2022	2,734,196	55,000,000
March 24, 2022(1)	87,065	1,751,362
December 22, 2021(1)	44,706	898,396
December 9, 2021	10,296,137	210,000,000
September 24, 2021	3,783,388	75,000,000
September 23, 2021(1)	17,842	353,695
August 25, 2021(1)	13,540	271,305
June 18, 2021	5,025,757	100,000,000
March 30, 2021	3,687,064	71,877,447
February 26, 2021	1,429,493	28,121,553
February 4, 2021	1,545,776	30,000,000
(1)	Shares were issued to stockholders participating in the Company’s DRIP.

All issuances of common stock are to be made at a price at least equal to the current net asset value, with such calculation to be carried out consistent with the Company’s valuation policies and procedures. For the year ended December 31, 2023, the Company issued 8,013,401 shares of Common Stock at an average price of $19.40 through private placement offerings and stockholders participating in the Company’s DRIP resulting in gross proceeds to the Company of $155.4 million. For the year ended December 31, 2022, the Company issued 15,201,021 shares of Common Stock at an average price of $19.97 through private placement offerings and stockholders participating in the Company’s DRIP resulting in gross proceeds to the Company of $303.6 million. For the year ended December 31, 2021, the Company issued 25,843,703 shares of Common Stock at an average price of $19.99 through private placement offerings and stockholders participating in the Company’s DRIP resulting in gross proceeds to the Company of $516.5 million. As of December 31, 2023 and 2022, the Company had 50,308,175 and 42,294,773 shares outstanding, respectively. As of December 31, 2023 and 2022, the Company has received capital commitments totaling $1,282.1 million and $1,152.0 million, respectively. As of December 31, 2023 and 2022, the Company has unfunded capital commitments of $311.9 million and $318.6 million, respectively.

The sales of Common Stock were made pursuant to subscription agreements entered into by the Company and its investors. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten business days’ prior notice to the funding date.

Each of the sales of Common Stock is exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company is still accepting new commitments. The Company has not engaged in general solicitation or advertising with regard to the issuance and sale of the Common Stock and has not offered securities to the public in connection with such issuance and sale. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act.

Distributions

For the year ended December 31, 2023, the Company declared the following distributions.

		Distribution Rate per
Record Date	Payment Date	Share	Distribution Paid
December 22, 2023	December 26, 2023	$0.670	$31,984,520
September 25, 2023	September 27, 2023	$0.655	$29,436,364
June 23, 2023	June 26, 2023	$0.640	$27,879,553
March 24, 2023	March 27, 2023	$0.600	$25,376,864

For the year ended December 31, 2022, the Company declared the following distributions.

		Distribution Rate per
Record Date	Payment Date	Share	Distribution Paid
December 23, 2022	December 27, 2022	$0.550	$21,802,329
September 23, 2022	September 26, 2022	$0.510	$17,595,590
June 24, 2022	June 27, 2022	$0.405	$12,970,138
March 23, 2022	March 24, 2022	$0.425	$11,514,845

For the year ended December 31, 2021, the Company declared the following distributions.

		Distribution Rate per
Record Date	Payment Date	Share	Distribution Paid
August 23, 2021	August 25, 2021	$0.280	$3,622,679
September 23, 2022	September 26, 2022	$0.360	$4,662,605
June 24, 2022	June 27, 2022	$0.320	$8,655,695

Note 8. Investments

The following table presents the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2023 and 2022.

	December 31, 2023			December 31, 2022*
			Percent of			Percent of
	Amortized	Fair	Total Portfolio		Fair	Total Portfolio
Investments:	Cost	Value	at Fair Value	Amortized Cost	Value	at Fair Value
First Lien Loans	$1,732,531,380	1,727,610,516	86.3%	$1,425,048,682	$1,412,214,024	83.6%
Second Lien Loans	178,039,770	165,869,897	8.3%	193,720,645	178,146,384	10.6%
Unsecured Notes	66,197,792	68,012,196	3.4%	84,845,719	84,600,524	5.0%
Preferred Equity	27,271,984	27,539,711	1.4%	10,645,543	9,924,972	0.6%
Common Equity and Warrants	8,583,807	10,592,915	0.6%	3,635,347	3,635,318	0.2%
Total Investments	$2,012,624,733	1,999,625,235	100.0%	$1,717,895,936	$1,688,521,222	100.0%
*	Prior period presentation was updated to conform with current period presentation by showing the breakout of Preferred Equity from Common Equity & Warrants.

The geographic composition of investments based on fair value as of December 31, 2023 and 2022 as follows:

	December 31, 2023	December 31, 2022
U.S.	98.4%	98.2%
Non-U.S.	1.6	1.8
Total	100.0%	100.0%

The industry composition of investments based on fair value as of December 31, 2023 and 2022 was as follows:

	December 31, 2023	December 31, 2022
Capital Markets	4.7%	5.6%
Diversified Consumer Services	0.6	0.7
Financial Services	10.8	8.5
Health Care Providers & Services	13.0	10.7
Health Care Technology	6.2	6.8
Insurance	22.3	16.6
IT Services	12.1	14.5
Professional Services	13.0	14.4
Real Estate Management & Development	2.5	2.9
Software	14.8	19.3
Total	100.0%	100.0%

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

Level 1 Valuations – include quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 Valuations – include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 Valuations – include inputs that are unobservable and significant to the fair value measurement.

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

The following table presents the fair value hierarchy as of December 31, 2023.

	Fair Value Hierarchy as of December 31, 2023
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$3,933,786	$1,723,676,730	1,727,610,516
Second Lien Loans	—	14,465,957	151,403,940	165,869,897
Unsecured Notes	—	19,678,973	48,333,223	68,012,196
Preferred Equity	—	—	27,539,711	27,539,711
Common Equity & Warrants	—	—	10,592,915	10,592,915
Total	$—	$38,078,716	1,961,546,519	1,999,625,235

The following table presents the fair value hierarchy as of December 31, 2022.

	Fair Value Hierarchy as of December 31, 2022*
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$20,517,763	$1,391,696,261	$1,412,214,024
Second Lien Loans	—	28,831,405	149,314,979	178,146,384
Unsecured Notes	—	53,274,979	31,325,545	84,600,524
Preferred Equity	—	—	9,924,972	9,924,972
Common Equity & Warrants	—	—	3,635,318	3,635,318
Total	$—	$102,624,147	$1,585,897,075	$1,688,521,222
*	Prior period presentation was updated to conform with current period presentation by showing the breakout of Preferred Equity from Common Equity & Warrants.

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the years ended December 31, 2023, 2022, and 2021:

	First Lien	Second Lien	Unsecured	Preferred	Common Equity
Year Ended December 31, 2023	Loans	Loans	Notes	Equity	& Warrants	Total
Fair value, beginning of period	$1,391,696,261	$149,314,979	$31,325,545	$9,924,972	$3,635,318	$1,585,897,075
Purchases of investments	452,849,274	—	16,557,902	16,593,654	5,216,681	491,217,511
Proceeds from sales and principal payments	(135,867,081)	(174,852)	—	—	(268,221)	(136,310,154)
Realized gain (loss) on investments	2,180,953	(670,289)	—	—	—	1,510,664
Net change in unrealized appreciation/(depreciation)	7,742,560	2,678,612	303,665	988,298	2,009,137	13,722,272
Net accretion of discount and amortization of investments	5,074,763	255,490	146,111	32,787	—	5,509,151
Transfers into (out of) Level 3	—	—	—	—	—	—
Fair value, end of period	$1,723,676,730	$151,403,940	$48,333,223	$27,539,711	$10,592,915	$1,961,546,519

	First Lien	Second Lien	Unsecured	Preferred	Common Equity
Year Ended December 31, 2022*	Loans	Loans	Notes	Equity	& Warrants	Total
Fair value, beginning of period	$1,011,839,638	$102,084,353	$20,000,000	$2,000,000	$—	$1,135,923,991
Purchases of investments	551,196,344	64,316,827	11,878,472	8,640,039	$3,635,347	639,667,029
Proceeds from sales and principal payments	(161,001,076)	(15,042,500)	—	—	—	(176,043,576)
Realized gain (loss) on investments	63,370	153,935	—	—	—	217,305
Net change in unrealized appreciation/(depreciation)	(16,051,805)	(15,428,612)	(656,078)	(720,571)	(29)	(32,857,095)
Net accretion of discount and amortization of investments	5,649,790	210,631	103,151	5,504	—	5,969,076
Transfers into (out of) Level 3	—	13,020,345	—	—	—	13,020,345
Fair value, end of period	$1,391,696,261	$149,314,979	$31,325,545	$9,924,972	$3,635,318	$1,585,897,075

	First Lien	Second Lien	Unsecured	Preferred
Year Ended December 31, 2021*	Loans	Loans	Notes	Equity	Total
Fair value, beginning of period	$4,499,537	$9,825,450	$—	$—	$14,324,987
Purchases of investments	1,020,601,673	111,872,500	19,600,000	2,000,000	1,154,074,173
Proceeds from principal payments	(18,095,110)	(20,709,833)	—	—	(38,804,943)
Realized gain (loss) on investments	—	19,680	—	—	19,680
Net change in unrealized appreciation/(depreciation)	3,320,290	755,109	386,007	—	4,481,406
Net accretion of discount and amortization of investments	1,513,248	301,447	13,993	—	1,828,688
Transfers into (out of) Level 3	—	—	—	—	—
Fair value, end of period	$1,011,839,638	$102,084,353	$20,000,000	$2,000,000	$1,135,923,991

During the year ended December 31, 2023, there were no transfers into Level 3. During the year ended December 31, 2022, there was one transfer into Level 3 from Level 2 because of a decrease in unobservable inputs. During the year ended December 31, 2021 there were no transfers into Level 3.

The following table presents the net change in unrealized appreciation (depreciation) for Level 3 investments that were still held at December 31, 2023, 2022, and 2021:

	Year Ended	Year Ended	Year Ended
Net Change in Unrealized Appreciation (Depreciation)	December 31, 2023	December 31, 2022*	December 31, 2021
First Lien Loans	$7,742,560	$(16,051,805)	$3,320,290
Second Lien Loans	2,678,612	(15,428,612)	755,109
Unsecured Notes	303,665	(656,078)	386,007
Preferred Equity	988,298	(720,571)	—
Common Equity & Warrants	2,009,137	(29)	—
Total	$13,722,272	$(32,857,095)	$4,481,406

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2023. The weighted average range of unobservable inputs is based on the fair value of investments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	December 31, 2023
Type of Investment	Fair Value	Valuation technique	Unobservable input	Range (weighted average)
First Lien Loans	$513,901,543	Discounted Cash Flow	Discount Rate	9.4% - 16.2% (11.0%)
First Lien Loans	1,209,775,187	Market Transaction	Market Transaction	95.1% - 101.0% (98.6%)
Second Lien Loan	151,403,940	Market Transaction	Market Transaction	79.1% - 100.0% (91.9%)
Unsecured Notes	20,219,487	Discounted Cash Flow	Discount Rate	10.6% - 10.6% (10.6%)
Unsecured Notes	28,113,736	Market Transaction	Market Transaction	90.7% - 100.0% (94.8%)
Preferred Equity	2,634,229	Discounted Cash Flow	Discount Rate	131.7%
Preferred Equity	24,905,482	Market Transaction	Market Transaction	93.6% - 98.5% (96.4%)
Common Equity	9,522,917	Market Transaction	Market Transaction	100.0% - 127.6% (113.2%)
Warrants	1,069,998	Market Transaction	Market Transaction	366.9%
Total	$1,961,546,519

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2022. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	December 31, 2022*
Type of Investment	Fair Value	Valuation technique	Unobservable input	Range (weighted average)
First Lien Loans	$960,204,411	Discounted Cash Flow	Discount Rate	10.2% - 13.4% (10.5%)
First Lien Loans	431,491,850	Market Transaction	Market Transaction	94.5% - 99.3% (97.8%)
Second Lien Loan	120,412,179	Discounted Cash Flow	Discount Rate	12.0% - 17.6% (14.8%)
Second Lien Loan	28,902,800	Market Transaction	Market Transaction	97.0% - 98.9% (98.0%)
Unsecured Notes	31,325,545	Discounted Cash Flow	Discount Rate	10.7% - 11.0% (10.8%)
Preferred Equity	7,821,359	Discounted Cash Flow	Discount Rate	15.7%
Preferred Equity	2,103,613	Enterprise Value Analysis	EBITDA Multiple	23.0x
Common Equity & Warrants	3,635,318	Market Transaction	Market Transaction	101.4%
Total	$1,585,897,075
*	Prior period presentation was updated to conform with current period presentation by showing the breakout of Preferred Equity from Common Equity & Warrants.

Increases or decreases in unobservable inputs in isolation would result in a higher or lower fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. The methodology for the weighted average number of shares outstanding during the period utilizes the weighted average number of shares from December 31, 2021 through December 31, 2022, and December 31, 2022 through December 31, 2023. Other potentially dilutive common stock, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2023 and 2022, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common stock for the years ended December 31, 2023, 2022, and 2021:

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net increase in net assets resulting from operations	$133,470,803	$31,850,370	$21,755,033
Weighted average common shares of common stock outstanding—basic and diluted	44,712,958	33,466,524	11,072,368
Basic and diluted net increase in net assets resulting from operations per common share	$2.99	$0.95	$1.96

Note 11. Taxes

The Company has elected to be treated and intends to qualify annually as a RIC, to distribute substantially all of its income and to comply with the other requirements of the Code applicable to RICs. Accordingly, no provision for federal taxes is required. In addition, by distributing during each calendar year substantially all of its net investment income, net realized capital gains and certain other amounts, if any, the Company intends not to be subject to a material federal excise tax. The Company did not have any liabilities for uncertain tax positions or unrecognized tax benefits as of December 31, 2023.

For the year ended December 31, 2023, the Company had $5,337,982 of undistributed ordinary income, $132,922 of capital losses, $12,999,498 of net unrealized depreciation on investments and $(187,992) of other temporary differences. For the year ended December 31, 2022, the Company had $2,655,300 of undistributed ordinary income, $29,374,714 of net unrealized depreciation on investments and $(203,768) of other temporary differences. For the year ended December 31, 2021, the Company had $397,445 of undistributed ordinary income, $4,763,412 of net unrealized appreciation on investments and $(219,543) of other temporary differences. Total distributions declared during the years ended December 31, 2023, 2022, and 2021 were comprised entirely of ordinary income.

During the years ended December 31, 2023, 2022, and 2021, the Company recorded a Return of Capital Statement of Position (“ROCSOP”) adjustment for permanent book to tax differences of $147,249, $118,036 and $364,788, respectively, primarily due to the differing book and tax treatment of offering costs.

As of December 31, 2023 and 2022, the tax cost of the Company’s investments approximates its amortized cost.

Note 12. Financial Highlights

The following per common stock data has been derived from information provided in the financial statements. The following is a schedule of financial highlights for the years ended December 31, 2023, 2022, and 2021 and for the period from September 8, 2020 (inception) through December 31, 2020:

				For the Period
				September 8, 2020
	Year Ended	Year Ended	Year Ended	(inception) through
	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020
Per common stock operating performance:
Net asset value, beginning of year/period	$19.32	$20.14	$19.39	$20.00
Results of operations:
Net investment income (loss) [1]	2.62	1.94	1.51	(0.61)
Net realized gains (losses) and unrealized appreciation (depreciation) [2]	0.34	(0.87)	0.20	—
Net increase (decrease) in net assets resulting from operations	2.96	1.07	1.71	(0.61)

Distributions to Common Stockholders
Distributions from earnings	(2.57)	(1.89)	(0.96)	—
Net decrease in net assets resulting from distributions	(2.57)	(1.89)	(0.96)	—
Net asset value, end of year/period	$19.71	$19.32	$20.14	$19.39

Shares outstanding, end of year/period	50,308,175	42,294,773	27,093,753	1,250,050
Ratio/Supplemental data:
Net assets, end of year/period	$991,422,092	$817,185,589	$545,569,359	$24,232,910
Weighted average shares outstanding	44,712,958	33,466,524	11,072,368	233,393 [3]
Total return [4]	16.21%	5.35%	8.91%	(3.05)%
Portfolio turnover	11.09%	13.26%	9.90%	— [5]
Ratio of operating expenses to average net assets [6]	12.20%	9.37%	5.81%	15.79%
Ratio of net investment income (loss) to average net assets [6]	13.14%	9.36%	6.34%	(15.01)%
1	The per common stock data was derived by using weighted average shares outstanding.
2	The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year/period does not agree with the change in the aggregate appreciation and depreciation in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
3	Calculated for the period November 17, 2020, the date of the first external issuance of shares, through December 31, 2020.
4	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share, assuming reinvestment of any distributions during the period. Total return is not annualized and does not include a sales load.
5	Portfolio turnover is not applicable.
6	The ratios reflect an annualized amount. Non-recurring expenses were not annualized. During the years ended December 31, 2023, 2022, and 2021, the Company incurred $97,249, $115,986 and $364,789 of Organizational and Offering Expenses, respectively. During the period from September 8, 2020 (inception) through December 31, 2020, the Company incurred $297,854 of Organizational and Offering expenses. Organizational and Offering Expenses were deemed to be non-recurring.

Note 13. Subsequent Events

Management has evaluated subsequent events and transactions for potential recognition and/or disclosure through the date the financial statements were issued. Except as set forth below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2023.

On March 19, 2024, the Board of Directors declared a distribution of $0.65 per share (the “Distribution”) with respect to the Company’s Common Stock. The Distribution is payable on March 26, 2024 to stockholders of record on March 25, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2023 (the end of the period covered by this report), our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2023.

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

Directors

Information regarding the board of directors is as follows:

			Expiration of
Name	Age	Position(s) Held	Term
Interested Directors
David J. Wermuth	55	Chairman	2026
Scott J. Bronner	40	President	2025
Independent Directors
Jennifer J. Burleigh	57	Director	2024
Scott E. Heberton	57	Director	2025
Peter E. Roth	65	Director	2026

The address for each director is c/o Stone Point Credit Corporation, 20 Horseneck Lane, Greenwich, Connecticut 06830.

Executive Officers Who Are Not Directors

Information regarding the Company’s current executive officers who are not directors is as follows:

Name	Age	Position(s) Held
Gene Basov	48	Chief Financial Officer and Treasurer
Jacqueline M. Giammarco	55	Chief Compliance Officer and Secretary

The address for each executive officer is c/o Stone Point Credit Corporation, 20 Horseneck Lane, Greenwich, Connecticut 06830.

Biographical Information

Interested Directors

David J. Wermuth is the Chairman of the Company, General Counsel and Chief Operating Officer of Stone Point, a member of the Investment Committees of the Adviser and the general partners of the Trident Funds, and a member of the Allocation Committee and Valuation Committee of the Adviser. He joined the Stone Point platform in 1999 from Cleary, Gottlieb, Steen & Hamilton LLP, where from 1996 to 1999 he was a corporate attorney specializing in mergers and acquisitions. Prior to joining Cleary Gottlieb, Mr. Wermuth served as a law clerk to a federal judge of the U.S. Court of Appeals for the Ninth Circuit and as an auditor for KPMG Peat Marwick. Mr. Wermuth holds a B.A. from Yale University, an M.B.A. from the New York University Leonard N. Stern School of Business and a J.D. from Cornell Law School.

Scott J. Bronner is the President of the Company, Head of Stone Point Credit and Managing Director of Stone Point, and a member of the Investment Committee, Allocation Committee and Valuation Committee of the Adviser. Prior to joining the Stone Point platform in 2009, Mr. Bronner was an Analyst in the Private Equity Division at Lehman Brothers Inc. Mr. Bronner holds a B.A. from Amherst College.

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

Mike Hickey is a Managing Director and Tax Director at Stone Point. He joined Stone Point in 2019. Previously, he was a Principal in the Tax Finance Group at Apollo Global Management and an Executive Director in the Transaction Tax Group at Ernst & Young. Mr. Hickey holds an M.B.A. and LL.M. from New York University, a J.D. from Fordham University and a B.E. from Manhattan College.

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

Item 11. Executive Compensation

Compensation of Executive Officers

The Company does not currently have any employees and does not expect to have any employees. Each of the Company’s executive officers is an employee of the Adviser and/or one of its affiliates. The Company’s day-to-day investment operations are managed by the Adviser. Most of the services necessary for the origination and management of the Company’s investment portfolio are provided by investment professionals employed by the Adviser and/or its affiliates.

None of the Company’s executive officers receive direct compensation from the Company. Certain of the Company’s executive officers and other members of the Investment Team, through their ownership interest in or management positions with the Adviser, may be entitled to a portion of any profits earned by the Adviser or its affiliates (including any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement). The Adviser or its affiliates may pay additional salaries, bonuses, and individual performance awards and/or individual performance bonuses to the Company’s executive officers in addition to their ownership interest.

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

The following table sets forth compensation of the Company’s independent directors for the fiscal year ended December 31, 2023.

	Fees		All Other
Name	Earned (1)	Stock Awards (2)	Compensation	Total
Jennifer J. Burleigh	$112,500	—	—	112,500
Scott Heberton	$100,000	—	—	100,000
Peter E. Roth	$145,000	—	—	145,000
(1)	No compensation is paid to our directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act.
(2)	We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 22, 2024, the beneficial ownership of each director and executive officer of the Company, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our address is 20 Horseneck Lane, Greenwich, Connecticut 06830.

Number of
Shares
	Owned	Percentage
Name and Address of Beneficial Owner	Beneficially (1)	of Class (2)(3)
Interested Directors
David J. Wermuth	—	—%
Scott J. Bronner	37,948	* %
Independent Directors
Jennifer J. Burleigh	—	—%
Scott E. Heberton	—	—%
Peter E. Roth	—	—%
Executive Officers
Gene Basov	—	—%
Jacqueline M. Giammarco	—	—%
All executive officers and directors as a group (nine persons)	37,948	* %
*	Represents less than 1%
(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.
(2)	Based on a total of 50,308,175 shares issued and outstanding on March 22, 2024.

(3)	As of March 22, 2024, the Company had 166 holders of its Common Stock.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of March 22, 2024. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Dollar
Range of
Equity
Securities
Beneficially
Name of Director	Owned (1)(2)
Interested Directors
David J. Wermuth	None
Scott J. Bronner	Over $100,000
Independent Directors
Jennifer J. Burleigh	None
Scott E. Heberton	None
Peter E. Roth	None
(1)	The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or Over $100,000.
(2)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

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

Allocation of Time, Services or Functions.

The Investment Team and other investment professionals and individuals providing services on behalf of the Adviser will continue to devote such time and attention to other present and future business activities and advisory relationships, including any other Stone Point Funds, as is required to discharge duties to them, and conflicts of interest may arise in allocating management time, services or functions among the Company, on the one hand, and any other present and future business activities and advisory relationships, on the other hand. Other conflicts of interest may arise for Stone Point and the Investment Team in connection with their management of the Company and other clients, including certain transactions involving investments by the Company and other clients in the same portfolio company (including in respect of timing, structuring, and terms of such investments and disposition thereof). As a result, certain members of the Investment Team and related business professionals may be unavailable to devote their time to the business activities of the Company. Also, in connection with prior investments by other Stone Point Funds, Stone Point and/or their portfolio companies may enter into confidentiality, exclusivity, non-competition or similar agreements that may limit the ability of the Company to pursue an investment in one or more companies. In addition, as a result of existing investments and activities, the Adviser and the Investment Team may from time to time acquire confidential information that they will not be able to use for the benefit of the Company.

Other Investment Activities.

Among other personal investments (including real property and start-up venture opportunities), certain members of the Adviser hold certain passive investments, including investments in certain investment management firms including firms that target investment opportunities in debt securities and other credit instruments (such investment management firms, referred to herein as the “Other Sponsors”). The Other Sponsors may target investment opportunities for their own behalf, or on behalf of investment funds and accounts for which they provide investment advisory services (collectively, “Other Sponsor Funds”), in various sectors and asset classes, including investment opportunities in the credit space. It is therefore possible that a particular investment opportunity could be identified by the Company and, separately, by one of the Other Sponsors for its own benefit or for the benefit of an Other Sponsor Fund that it advises. In addition, portfolio companies owned or managed by the Other Sponsors, Other Sponsor Funds or their respective affiliates may compete with, or hold conflicting interests in, potential or existing portfolio companies of the Company. In the event that any Other Sponsor is considered to be an “affiliate” of the Company under the 1940 Act, the Company’s participation in investment opportunities in which such Other Sponsors or Other Sponsor Funds also participate may be subject to restrictions similar to those discussed in “Co-investment with Third Parties” above, in which case any such transactions would need to be conducted pursuant to the terms of the Order. In situations when co-investment with Other Sponsor Funds is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the Order, the Adviser, Other Sponsors and/or their respective affiliates will need to decide which client or clients will proceed with the investment.

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

In particular, the fact that the base Management Fee is payable based upon the average value of the Company’s gross assets (which includes any borrowings used for investment purposes) may encourage the Adviser or its affiliates to use leverage to make additional investments. Such a practice could make such investments riskier than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of substantial leverage (up to the limits prescribed by the 1940 Act) may increase the likelihood of the Company defaulting on its borrowings, which would be detrimental to Stockholders.

Incentive Fees.

Beginning December 21, 2024, a portion of the Incentive Fee is based on the Company’s pre-Incentive Fee net investment income regardless of any capital losses. In such case, the Company may be required to pay the Adviser an Incentive Fee for a fiscal quarter even if there is a decline in the value of the Company’s portfolio or if the Company incurs a net loss for that quarter.

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

Arrangements with Stone Point Capital.

The Company has entered into a license agreement with Stone Point Capital, under which Stone Point has granted the Company a non-exclusive, royalty-free, non-perpetual license to use the name and trademark “Stone Point.” Under this agreement, the Company has a right to use “Stone Point” for so long as the Company is a majority affiliate of Stone Point Capital and a private entity. Other than with respect to this limited license, the Company does not have a legal right to the “Stone Point” name. In the event the license agreement is terminated, the Company will be required to change its name and cease using “Stone Point” as part of the Company’s name.

Item 14. Principal Accounting Fees and Services

The Audit Committee and the independent directors of the board of directors have selected KPMG LLP (“KPMG”) to serve as the independent registered public accounting firm for the Company for the years ended December 31, 2023 and 2022.

KPMG has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

	Year Ended	Year Ended
Service:	December 31, 2023	December 31, 2022
Audit Fees	$805,000	$805,000
Audit-Related Fees	—	—
Tax Fees	45,000	44,000
All Other Fees	—	—
Total Fees:	$850,000	$849,000

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of Subscription Agreement *
4.2	Description of Securities *
10.1

Third Amendment to the Revolving Credit Agreement between Stone Point Credit Corporation, as the Initial Borrower, and Capital One, National Association, as the Administrative Agent, Sole Lead Arranger and a Lender, dated December 22, 2023 (14)

10.2

Credit Agreement among SPCC Funding II, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as collateral custodian, dated August 14, 2023 (11)

10.3	Loan Sale and Contribution Agreement between the Company, as the seller, and SPCC Funding II, as the buyer, dated August 14, 2023 (12)
10.4	Non-Recourse Carveout Guaranty Agreement among the Company, U.S. Bank Trust Company, National Association, on behalf of certain secured parties, and Goldman Sachs Bank USA, dated August 14, 2023 (13)
10.5

Third Amendment to Loan and Security Agreement, dated as of June 30, 2023, among SPCC Funding I LLC, as borrower; Stone Point Credit Adviser LLC, as portfolio manager; U.S. Bank, National Association, as collateral agent, securities intermediary, and collateral administrator; and JPMorgan Chase Bank, National Association, as administrative agent and lender (10)

10.6

Second Amendment to the Revolving Credit Agreement between Stone Point Credit Corporation, as the Initial Borrower, and Capital One, National Association, as the Administrative Agent, Sole Lead Arranger and a Lender, dated December 27, 2022 (8)

10.7	Note Purchase Agreement by and between the Company and the purchasers party thereto, dated May 19, 2022 (9)
10.8	Investment Advisory Agreement between Stone Point Capital Corporation and Stone Point Credit Adviser LLC, as the investment adviser (1)
10.9	Administration Agreement between the Company and Stone Point Credit Adviser LLC, as the Administrator (1)
10.10	Custody Agreement between Stone Point Capital Corporation and U.S. Bank National Association, as the custodian (1)
10.11	License Agreement between the Company and Stone Point Capital (1)
10.12	Form of Indemnification Agreement (1)
10.13	Revolving Credit Agreement with Capital One, National Association (2)
10.14	Amendment to Revolving Credit Agreement with Capital One, National Association (3)
10.15	Amendment to Revolving Credit Agreement with Capital One, National Association (4)
10.16	Loan and Security Agreement between SPCC Funding I LLC and JPMorgan Chase Bank, National Association (5)
10.17	Amendment to Loan and Security Agreement between SPCC Funding I LLC and JPMorgan Chase Bank, National Association (6)
10.18	Amendment to Loan and Security Agreement between SPCC Funding I LLC and JPMorgan Chase Bank, National Association (7)
14.1	Code of Ethics *
21.1	List of Subsidiaries*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Date File because XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*
(1)	Previously filed as an exhibit to Amendment No. 1 to the Company’s registration statement on Form 10 (File No. 000-56209) filed with the SEC on November 25, 2020.

(2)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on January 4, 2021.
(3)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on April 7, 2021.
(4)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 30, 2021.
(5)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2021.
(6)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 20, 2021.
(7)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on February 1, 2022.
(8)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on January 3, 2023.
(9)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 25, 2022.
(10)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on July 7, 2023.
(11)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on August 17, 2023.
(12)	Previously filed as Exhibit 10.2 to the Company’s Form 8-K filed on August 17, 2023.
(13)	Previously filed as Exhibit 10.3 to the Company’s Form 8-K filed on August 17, 2023.
(14)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 22, 2023.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stone Point Credit Corporation

Date: March 22, 2024	By:	/s/ Scott J. Bronner
Name: Scott J. Bronner
Title: Principal Executive Officer

Date: March 22, 2024	By:	/s/ Gene Basov
Name: Gene Basov
Title: Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10 - K has been signed below by the following person on behalf of the registrant and in the following capacities on March 22, 2024.

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