Form 10-Q
period 2024-03-31
Stone Point Credit Corp
filed 2024-05-13
CIK 1825384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2024

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

The issuer had 54,185,166 shares of Common Stock, $0.001 par value per share, outstanding as of May 13, 2024.

Stone Point Credit Corporation

Form 10-Q for the Quarter Ended March 31, 2024

Item 1.Consolidated Financial Statements

Stone Point Credit Corporation

Consolidated Statements of Assets and Liabilities

	March 31, 2024
	(Unaudited)	December 31, 2023
Assets:
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $2,110,492,705 and $2,012,624,733, respectively)	$2,104,284,520	$1,999,625,235
Cash and cash equivalents	36,315,217	41,629,071
Interest receivable	22,544,267	21,421,366
Dividend receivable	374,122	366,431
Unsettled trades receivable	—	3,551,064
Paydown receivable	1,780,262	1,203,615
Deferred offering expenses	27,132	33,582
Prepaid expenses and other assets	50,692	66,314
Total assets	$2,165,376,212	$2,067,896,678

Liabilities:
Revolving credit facilities payable (net of deferred financing costs of $5,815,744 and $6,404,300, respectively) (Note 6)	$838,184,256	$837,595,700
2025 Notes payable (net of debt issuance costs of $1,183,944 and $1,343,257, respectively) (Note 6)	223,816,056	223,656,743
Unsettled trades payable	—	1,000,000
Base management fees payable (Note 3)	6,713,338	6,531,640
Accounts payable and accrued expenses	2,514,587	2,547,933
Interest and financing fees payable	18,207,190	5,142,570
Total liabilities	$1,089,435,427	$1,076,474,586

Commitments and contingencies (Note 5)	$—	$—
Net Assets:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2024 and December 31, 2023	$—	$—
Common Stock, $0.001 par value, 250,000,000 shares authorized, 54,172,481 and 50,308,175 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	54,172	50,308
Paid in capital in excess of par	1,075,316,049	999,354,216
Distributable earnings (accumulated losses)	570,564	(7,982,432)
Total net assets	1,075,940,785	991,422,092
Total liabilities and net assets	$2,165,376,212	$2,067,896,678
Net asset value per share of Common Stock	$19.86	$19.71

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Operations

	Three Months	Three Months
	Ended	Ended
	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)
Investment income:
Interest income from non-controlled/non-affiliated investments	$63,141,905	$48,847,593
Dividend income from non-controlled/non-affiliated investments	315,178	277,634
Interest income from cash and cash equivalents	584	295
Total interest income	63,457,667	49,125,522

Fee income	175,000	—
Total fee income	175,000	—
Total investment income	$63,632,667	$49,125,522

Operating expenses:
Base management fees (Note 3)	$6,713,338	$5,576,243
Interest and financing fees (Note 6)	21,251,471	16,563,043
Offering costs (Note 4)	18,547	24,995
Professional fees	1,696,546	1,413,851
Directors fees	91,875	91,875
Insurance expense	15,622	15,257
Total expenses	29,787,399	23,685,264
Net investment income (loss)	$33,845,268	$25,440,258
Net realized gains (losses) and unrealized appreciation (depreciation) on investments:
Net realized gains (losses):
Non-controlled/non-affiliated investments	$616,725	$430,489
Total net realized gains (losses)	$616,725	$430,489
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$6,791,317	$2,827,399
Total net change in unrealized appreciation (depreciation)	$6,791,317	$2,827,399
Net increase (decrease) in net assets resulting from operations	$41,253,310	$28,698,146

Per share information - basic and diluted:
Net investment income (loss)	$0.67	$0.60
Net increase (decrease) in net assets resulting from operations	$0.82	$0.68
Weighted average shares outstanding	50,567,410	42,340,255

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Changes in Net Assets

	Three Months	Three Months
	Ended	Ended
	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$33,845,268	$25,440,258
Total net realized gains (losses)	616,725	430,489
Total net change in unrealized appreciation (depreciation)	6,791,317	2,827,399
Net increase (decrease) in net assets resulting from operations	41,253,310	28,698,146

Decrease in net assets resulting from Stockholder distributions:
Shares distributed pursuant to dividend reinvestment plan	(9,072,365)	(4,427,602)
Distributions to Stockholders from earnings	(23,627,949)	(20,949,262)
Net decrease in net assets resulting from Stockholder distributions	(32,700,314)	(25,376,864)

Increase in net assets resulting from capital share transactions:
Issuance of Common Stock pursuant to dividend reinvestment plan	9,072,365	4,427,602
Issuance of shares of Common Stock	66,893,332	18,906,100
Net increase in net assets resulting from capital share transactions	75,965,697	23,333,702

Total increase in net assets	84,518,693	26,654,984
Net assets, beginning of period	991,422,092	817,185,589
Net assets, end of period	$1,075,940,785	$843,840,573
Net asset value per share	$19.86	$19.40
Common Stock outstanding at the end of the period	54,172,481	43,505,203

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Cash Flows

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$41,253,310	$28,698,146
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Total net change in unrealized (appreciation) depreciation	(6,791,317)	(2,827,399)
Total net realized (gains) losses	(616,725)	(430,489)
Net amortization and accretion of premiums and discounts	(3,763,879)	(2,165,796)
Purchases of investments, net	(258,595,676)	(81,099,274)
Sales and repayments of investments, net	165,126,858	22,634,353
Amortization of deferred financing costs	602,902	—
Amortization of debt issuance costs	259,313	—
Changes in operating assets and liabilities:
Interest receivable	(1,122,901)	3,357,169
Dividend receivable	(7,691)	—
Unsettled trades receivable	3,551,064	466,575
Paydown receivable	(576,647)	793,990
Deferred offering expenses	(12,096)	8,867
Prepaid expenses and other assets	15,622	1,935
Base management fees payable	181,698	27,381
Capital calls received in advance	—	1,093,900
Accounts payable and accrued expenses	(33,346)	(373,513)
Interest and financing fees payable	13,064,620	4,731,915
Unsettled trades payable	(1,000,000)	9,459,884
Net cash used in operating activities	(48,464,891)	(15,622,356)

Cash flows from financing activities:
Borrowings under revolving credit facilities	301,500,000	56,000,000
Payments on revolving credit facilities	(301,500,000)	(29,000,000)
Deferred financing costs	(14,346)	2,943,599
Debt issuances costs	(100,000)	(2,135,428)
Distributions paid in cash	(23,627,949)	(20,949,262)
Proceeds from issuance of shares of Common Stock	66,893,332	18,906,100
Net cash provided by financing activities	43,151,037	25,765,009

Net increase (decrease) in cash and cash equivalents	(5,313,854)	10,142,653
Cash and cash equivalents, beginning of period	41,629,071	33,791,187
Cash and cash equivalents, end of period	$36,315,217	$43,933,840

Supplemental and Non-Cash Information
Cash paid during the period for interest	$7,324,640	$10,992,956
Reinvestment of distributions during the period	$9,072,365	$4,427,602

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of March 31, 2024 (Unaudited)

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3 4	Investment	and Spread					Rate	Maturity [5]	Units	Cost [6]	Fair Value	Assets [7]
Non-Controlled/Non-Affiliated Investments
Debt Investments – 191.9%
Capital Markets
Project K BuyerCo, Inc.	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.18%	12/10/2027	75,534,091	$74,527,942	$75,670,052	7.0%
Project K BuyerCo, Inc.	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.18%	12/10/2027	—	(95,083)	13,909	0.0%
Project K BuyerCo, Inc.	Unsecured Note	N/A					8.00%	12/11/2028	13,812,624	13,089,411	12,735,239	1.2%
Total Capital Markets										87,522,270	88,419,200	8.2%

Diversified Consumer Services
Harbor Purchaser, Inc.	Second Lien Term Loan	SOFR +	8.50	%,	0.50	% Floor [10]	13.83%	4/8/2030	12,500,000	12,292,455	11,862,500	1.1%
Total Diversified Consumer Services										12,292,455	11,862,500	1.1%

Financial Services
Advisor Group Holdings, Inc. 8 11	Unsecured Note	N/A					10.75%	8/1/2027	825,629	804,423	853,755	0.1%
Beacon Pointe Harmony, LLC	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.83%	12/29/2028	28,420,000	28,000,907	28,420,000	2.6%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.83%	12/29/2028	11,146,300	10,879,995	11,146,300	1.0%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor 9 10	10.83%	12/29/2028	7,439,378	7,371,914	7,439,378	0.7%
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	SOFR +	5.50	%,	0.75	% Floor [9]	10.83%	12/29/2027	—	(37,435)	—	0.0%
Choreo Buyer, LLC	First Lien Term Loan	SOFR +	5.25	%,	1.00	% Floor [10]	10.58%	2/18/2028	5,190,000	5,112,349	5,112,150	0.5%
Choreo Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.25	%,	1.00	% Floor [9]	10.58%	3/20/2026	—	(116,068)	(116,700)	0.0%
Cliffwater, LLC	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.33%	10/7/2030	17,142,857	16,822,419	16,813,714	1.6%
Cliffwater, LLC	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.33%	10/7/2030	—	(53,162)	(54,857)	0.0%
Edelman Financial Center [8]	Second Lien Term Loan	SOFR +	6.75	% [10]			12.19%	7/20/2026	5,121,067	4,846,440	5,156,274	0.5%
GC Two Intermediate Holdings, Inc. 8 11	Unsecured Note	N/A					7.50%	4/1/2029	6,124,616	5,227,280	5,818,247	0.5%
Ivy Hill Asset Management, L.P.	Unsecured Note	N/A					9.00%	6/29/2028	4,300,000	4,300,000	4,373,530	0.4%
Kestra Financial, Inc.	Second Lien Term Loan	SOFR +	6.00	%,	0.00	% Floor [10]	11.33%	9/22/2031	50,000,000	49,502,501	49,562,500	4.6%
Millennium Trust Co., LLC [8]	First Lien Term Loan	SOFR +	4.75	%,	0.75	% Floor [10]	10.18%	3/27/2026	3,917,526	3,845,734	3,926,340	0.4%
More Cowbell II LLC	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.09%	9/2/2030	49,978,223	48,803,142	49,978,223	4.6%
More Cowbell II LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.09%	9/1/2025	—	(48,296)	—	0.0%
More Cowbell II LLC	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor 9 10	11.28%	9/3/2029	1,306,620	1,146,860	1,306,620	0.1%
Petra Borrower, LLC	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.06%	11/15/2030	17,875,000	17,444,181	17,531,800	1.6%
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [9]	11.06%	5/15/2025	—	(81,481)	(132,000)	0.0%
Petra Borrower, LLC	First Lien Revolving Loan	SOFR +	5.75	%,	1.00	% Floor 9 10	11.06%	11/15/2029	1,512,500	1,447,460	1,459,700	0.1%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	1.00	% Floor [10]	10.84%	10/4/2027	21,907,955	21,706,501	21,592,480	2.0%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	1.00	% Floor [10]	10.81%	10/4/2027	2,448,750	2,419,876	2,413,488	0.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	1.00	% Floor [10]	10.81%	10/4/2027	2,453,976	2,393,537	2,418,639	0.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	1.00	% Floor 9 10	10.81%	10/4/2027	24,706,834	24,647,764	24,334,850	2.3%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	1.00	% Floor [9]	10.81%	2/2/2026	—	(142,503)	(286,054)	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	SOFR +	5.50	%,	1.00	% Floor [9]	10.81%	10/4/2027	—	—	(21,600)	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	SOFR +	5.50	%,	1.00	% Floor [9]	10.81%	10/4/2027	—	(1,346)	(7,200)	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	SOFR +	5.50	%,	1.00	% Floor [9]	10.81%	10/4/2027	—	(26,147)	(16,346)	0.0%
TA/WEG Intermediate Holdings, LLC	Unsecured Note	N/A					15.00%	5/26/2033	12,035,581	11,716,641	11,838,198	1.1%
Total Financial Services										267,933,486	270,861,429	25.2%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3 4	Investment	and Spread					Rate	Maturity [5]	Units	Cost [6]	Fair Value	Assets [7]
Health Care Providers & Services
Acentra Holdings, LLC	First Lien Term Loan	SOFR +	5.50	%,	0.50	% Floor [10]	10.83%	12/17/2029	14,969,815	14,314,620	14,745,267	1.4%
Acentra Holdings, LLC	First Lien Term Loan	SOFR +	5.50	%,	0.50	% Floor [10]	10.83%	12/17/2029	2,897,664	2,854,359	2,854,199	0.3%
Acentra Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.50	% Floor [9]	10.83%	3/19/2026	—	(64,976)	(65,363)	0.0%
Acentra Holdings, LLC	First Lien Revolving Loan	SOFR +	5.50	%,	0.50	% Floor 9 10	10.83%	12/17/2029	278,534	241,462	256,924	0.0%
Belmont Buyer, Inc.	First Lien Term Loan	SOFR +	6.50	%,	1.00	% Floor [10]	11.78%	6/21/2029	18,320,858	17,821,611	18,183,451	1.7%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR +	6.50	%,	1.00	% Floor 9 10	11.73%	6/21/2029	1,731,105	1,648,205	1,698,499	0.2%
Belmont Buyer, Inc.	First Lien Revolving Loan	SOFR +	6.50	%,	1.00	% Floor [9]	11.73%	6/21/2029	—	(56,903)	(16,352)	0.0%
CORA Health Holdings Corp.	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.39%	6/15/2027	14,183,124	14,057,909	12,408,601	1.2%
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.39%	6/15/2027	237,641	236,595	207,909	0.0%
Giving Home Health Care	First Lien Term Loan	SOFR +	6.50	%,	1.00	% Floor [10]	11.91%	8/19/2027	32,480,469	32,619,939	32,805,273	3.0%
Giving Home Health Care	First Lien Revolving Loan	SOFR +	6.50	%,	1.00	% Floor [9]	11.91%	8/19/2027	—	—	31,250	0.0%
Giving Home Health Care	Second Lien Term Loan	N/A					12.50%	2/18/2028	4,500,000	4,438,132	4,568,400	0.4%
Kwol Acquisition Inc	First Lien Term Loan	SOFR +	6.25	%,	0.75	% Floor [10]	11.43%	12/12/2029	2,421,249	2,362,874	2,362,897	0.2%
Kwol Acquisition Inc	First Lien Revolving Loan	SOFR +	6.25	%,	0.75	% Floor 9 10	11.43%	12/12/2029	—	(7,862)	(7,923)	0.0%
MB2 Dental Solutions, LLC	First Lien Term Loan	SOFR +	6.00	%,	1.00	% Floor [10]	11.32%	2/13/2031	54,802,995	54,281,067	54,254,965	5.0%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [9]	11.32%	2/13/2026	—	1,516	(110,690)	0.0%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [9]	11.32%	2/15/2027	—	—	(67,323)	0.0%
MB2 Dental Solutions, LLC	First Lien Revolving Loan	SOFR +	6.00	%,	1.00	% Floor [9]	11.32%	2/13/2031	—	(22,020)	(22,441)	0.0%
Mirra-PrimeAccess Holdings, LLC	First Lien Term Loan	SOFR +	6.50	%,	1.00	% Floor [10]	11.94%	7/29/2026	24,375,000	24,118,199	24,167,230	2.2%
Mirra-PrimeAccess Holdings, LLC	First Lien Revolving Loan	SOFR +	6.50	%,	1.00	% Floor 9 10	11.94%	7/29/2026	2,055,000	1,994,948	2,031,645	0.2%
NextGen Healthcare	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.32%	11/11/2030	9,241,147	9,109,121	9,107,150	0.8%
NextGen Healthcare	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.32%	11/10/2025	—	(16,802)	(34,358)	0.0%
NextGen Healthcare	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.32%	11/9/2029	—	(12,463)	(12,895)	0.0%
SpecialtyCare, Inc.	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.34%	6/19/2028	13,416,395	13,146,249	12,509,289	1.2%
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.33%	6/19/2028	104,639	103,524	97,564	0.0%
SpecialtyCare, Inc.	First Lien Revolving Loan	SOFR +	4.00	% 9 10			9.44%	6/18/2026	191,218	177,062	119,393	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.91%	1/2/2029	24,010,000	23,743,804	24,010,000	2.2%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.91%	1/2/2029	5,388,720	5,335,145	5,388,720	0.5%
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	SOFR +	5.50	%,	0.75	% Floor [9]	10.91%	12/29/2026	—	(28,838)	—	0.0%
Trinity Partners Holdings LLC	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.96%	12/21/2028	27,002,128	26,683,294	27,002,128	2.5%
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor [9]	10.96%	6/21/2025	—	—	—	0.0%
TST Intermediate Holdings, LLC	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.15%	11/27/2026	12,199,510	12,091,534	12,070,128	1.1%
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor 9 10	11.15%	11/27/2026	7,618,269	7,589,520	7,486,485	0.7%
Total Health Care Providers & Services										268,760,825	268,030,022	24.9%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3 4	Investment	and Spread					Rate	Maturity [5]	Units	Cost [6]	Fair Value	Assets [7]
Health Care Technology
Ellkay, LLC	First Lien Term Loan	SOFR +	7.50	%,	1.00	% Floor [10]	12.96%	9/14/2027	28,166,667	27,680,876	22,581,245	2.1%
Ellkay, LLC	First Lien Revolving Loan	SOFR +	7.50	%,	1.00	% Floor [9]	12.96%	9/14/2027	—	(33,279)	(429,648)	0.0%
FINThrive Software Intermediate Holdings, Inc.	Second Lien Term Loan	SOFR +	6.75	%,	0.50	% Floor [10]	12.19%	12/17/2029	21,518,900	21,138,912	17,126,893	1.6%
GraphPAD Sofware, LLC	First Lien Term Loan	SOFR +	5.50	%,	1.00	% Floor [10]	10.96%	4/27/2027	4,079,179	4,054,281	4,040,019	0.4%
GraphPAD Sofware, LLC	First Lien Term Loan	SOFR +	5.50	%,	1.00	% Floor [10]	10.96%	4/27/2027	19,550,000	19,426,149	19,362,320	1.8%
GraphPAD Sofware, LLC	First Lien Term Loan	SOFR +	5.50	%,	1.00	% Floor [10]	11.19%	4/27/2027	17,018,750	16,936,450	16,855,370	1.6%
GraphPAD Sofware, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	1.00	% Floor [10]	11.13%	4/27/2027	11,000,000	10,890,423	10,894,400	1.0%
GraphPAD Sofware, LLC	First Lien Revolving Loan	SOFR+	6.00	%,	1.00	% Floor [10]	11.50%	4/27/2027	2,500,000	2,487,174	2,476,000	0.2%
Imagine Acquisitionco, LLC	First Lien Term Loan	SOFR +	5.25	%,	1.00	% Floor [10]	10.68%	11/16/2027	28,287,781	28,022,203	28,287,781	2.6%
Imagine Acquisitionco, LLC	First Lien Revolving Loan	SOFR +	5.25	%,	1.00	% Floor [9]	10.68%	11/16/2027	—	(41,970)	—	0.0%
Total Health Care Technology										130,561,219	121,194,380	11.3%

Insurance
Accuserve	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.00%	3/15/2030	30,000,000	29,421,961	29,550,000	2.7%
Accuserve	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.00%	3/15/2030	13,858,696	13,354,644	13,650,815	1.3%
Accuserve	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [9]	11.00%	3/15/2030	—	(343,733)	(346,467)	0.0%
Accuserve	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [9]	11.00%	3/16/2026	—	—	(89,063)	0.0%
Accuserve	First Lien Revolving Loan	SOFR +	5.75	%,	1.00	% Floor 9 10	11.02%	3/15/2030	1,521,739	1,476,445	1,476,087	0.1%
AmeriLife Group LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.08%	8/31/2029	41,654,545	40,976,461	40,954,749	3.8%
AmeriLife Group LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.08%	8/31/2029	10,444,420	10,316,197	10,268,954	1.0%
AmeriLife Group LLC	First Lien Revolving Loan	SOFR +	5.75	%,	0.75	% Floor [9]	11.08%	8/31/2028	—	(77,600)	(88,582)	0.0%
Ardonagh Finco B.V.	First Lien Term Loan	SOFR +	4.75	%,	0.50	% Floor [10]	10.04%	2/18/2031	6,867,470	6,765,733	6,764,458	0.6%
Ardonagh Finco B.V.	First Lien Delayed Draw Term Loan	SOFR +	4.75	%,	0.50	% Floor [9]	10.04%	2/28/2025	—	(4,688)	(9,488)	0.0%
ARMStrong Receivable Management	First Lien Term Loan	SOFR +	6.25	%,	1.00	% Floor [10]	11.66%	10/5/2029	14,709,369	14,500,633	14,499,025	1.3%
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	SOFR +	6.25	%,	1.00	% Floor [9]	11.66%	10/6/2025	—	(34,401)	(70,860)	0.0%
ARMStrong Receivable Management	First Lien Revolving Loan	SOFR +	6.25	%,	1.00	% Floor [9]	11.66%	10/5/2029	—	(4,126)	(4,269)	0.0%
Babylon Buyer, Inc.	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.07%	3/8/2030	36,521,401	35,611,503	35,608,366	3.3%
Babylon Buyer, Inc.	First Lien Revolving Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.07%	3/8/2030	1,478,599	1,442,039	1,441,634	0.1%
Captive Resources Midco, LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.08%	7/2/2029	31,404,846	30,935,591	31,081,376	2.9%
Captive Resources Midco, LLC	First Lien Revolving Loan	SOFR +	5.75	%,	0.75	% Floor [9]	11.08%	7/1/2028	—	(31,204)	(22,688)	0.0%
Euclid Transactional, LLC	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	12.24%	10/2/2028	71,740,741	70,627,688	71,740,741	6.7%
Foundation Risk Partners, Corp.	First Lien Term Loan	SOFR +	6.75	%,	0.75	% Floor [10]	12.16%	10/27/2028	38,572,159	37,301,094	38,911,594	3.6%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	SOFR +	6.75	%,	0.75	% Floor [10]	12.16%	10/27/2028	18,026,250	17,547,675	18,184,881	1.7%
Galway Borrower, LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.05%	9/29/2028	13,895,000	13,650,998	13,949,191	1.3%
Galway Borrower, LLC	First Lien Term Loan	SOFR +	5.25	%,	0.75	% Floor [10]	10.65%	9/29/2028	64,203,988	63,713,929	64,094,842	6.0%
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor [9]	10.65%	2/9/2026	—	(38,713)	(77,531)	0.0%
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor [9]	10.65%	4/26/2024	—	(277,727)	81,900	0.0%
Galway Borrower, LLC	First Lien Revolving Loan	SOFR +	5.25	%,	0.75	% Floor 9 10	10.66%	10/2/2028	825,016	789,088	818,049	0.1%
Galway Borrower, LLC	First Lien Revolving Loan	SOFR +	5.25	%,	0.75	% Floor [9]	10.66%	10/2/2028	—	(9,875)	(1,712)	0.0%
Harrington Reinsurance Holdings Limited [11]	Unsecured Note	N/A					7.25%	6/29/2031	20,000,000	19,682,675	20,400,000	1.9%
Neptune Flood Incorporated	First Lien Term Loan	SOFR +	6.00	%,	1.00	% Floor [10]	11.40%	5/8/2029	13,089,375	12,865,123	13,012,148	1.2%
Neptune Flood Incorporated	First Lien Revolving Loan	SOFR +	6.00	%,	1.00	% Floor [9]	11.40%	5/8/2029	—	(11,165)	(4,425)	0.0%
OneDigital Borrower LLC	First Lien Term Loan	SOFR +	6.00	%,	0.50	% Floor [10]	11.33%	11/16/2027	18,552,398	18,399,839	18,370,584	1.7%
OneDigital Borrower LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	0.50	% Floor [9]	11.33%	9/16/2024	—	(134,741)	(95,760)	0.0%
RSC Acquisition, Inc	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.96%	11/1/2029	4,103,961	4,064,132	4,007,929	0.4%
RSC Acquisition, Inc	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.96%	11/1/2029	1,549,147	1,534,249	1,512,897	0.1%
RSC Acquisition, Inc	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.95%	11/1/2029	2,968,623	2,939,874	2,899,158	0.3%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.99%	11/1/2029	32,622,633	32,622,633	31,859,264	3.0%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.99%	11/1/2029	2,327,829	2,305,272	2,273,358	0.2%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.31%	11/1/2029	10,556,957	10,551,096	10,464,056	1.0%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.31%	11/1/2029	—	(231,550)	(117,970)	0.0%
Total Insurance										492,197,049	496,947,241	46.2%
IT Services
Auctane Holdings, LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.16%	10/5/2028	39,200,000	38,632,219	38,877,126	3.6%
Auctane Holdings, LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.16%	10/5/2028	12,862,500	12,675,391	12,756,557	1.2%
Bottomline Technologies, Inc.	First Lien Term Loan	SOFR +	5.25	%,	0.75	% Floor [10]	10.58%	5/14/2029	87,058,846	85,681,544	84,551,551	7.9%
Bottomline Technologies, Inc.	First Lien Revolving Loan	SOFR +	5.25	%,	0.75	% Floor [9]	10.58%	5/15/2028	—	(101,005)	(212,123)	0.0%
Dcert Buyer, Inc. [8]	Second Lien Term Loan	SOFR +	7.00	% [10]			12.33%	2/19/2029	8,259,167	8,144,501	7,500,975	0.7%
Ensono, Inc.	Second Lien Term Loan	SOFR +	8.00	% [10]			13.44%	5/28/2029	11,250,000	11,172,176	10,766,250	1.0%
Helpsystems Holdings, Inc.	Second Lien Term Loan	SOFR +	6.75	%,	0.75	% Floor [10]	12.19%	11/19/2027	10,000,000	10,000,000	9,237,000	0.9%
Ministry Brands Purchaser, LLC	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.93%	12/28/2028	17,302,260	17,179,418	16,831,685	1.6%
Ministry Brands Purchaser, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.93%	12/28/2028	1,749,443	1,741,830	1,701,863	0.2%
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	SOFR +	5.50	%,	0.75	% Floor 9 10	10.93%	12/30/2027	169,492	158,904	123,394	0.0%
Neptune BidCo US, Inc.	Second Lien Term Loan	SOFR +	9.75	%,	0.75	% Floor [10]	15.17%	10/11/2029	12,500,000	12,175,203	12,177,500	1.1%
Vision Solutions, Inc.	Second Lien Term Loan	SOFR +	7.25	%,	0.75	% Floor [10]	12.84%	4/23/2029	30,000,000	29,787,884	27,618,000	2.6%
WWEX Uni Topco Holdings, LLC	Second Lien Term Loan	SOFR +	7.00	%,	0.75	% Floor [10]	12.57%	7/26/2029	20,000,000	19,505,545	18,342,000	1.7%
Total IT Services										246,753,610	240,271,778	22.3%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3 4	Investment	and Spread					Rate	Maturity [5]	Units	Cost [6]	Fair Value	Assets [7]
Professional Services
Accordion Partners LLC	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.30%	8/29/2029	22,998,338	22,563,503	22,467,076	2.1%
Accordion Partners LLC	First Lien Term Loan	SOFR +	6.25	%,	0.75	% Floor [10]	11.59%	8/29/2029	2,018,759	1,963,995	2,014,519	0.2%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.31%	8/29/2029	2,529,804	2,480,525	2,471,366	0.2%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR +	6.25	%,	0.75	% Floor [10]	11.55%	8/29/2029	2,018,759	1,966,541	2,014,519	0.2%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR +	6.25	%,	0.75	% Floor 9 10	11.55%	8/29/2029	2,369,626	2,290,446	2,363,219	0.2%
Accordion Partners LLC	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor 9 10	11.55%	8/31/2028	1,017,007	983,330	1,012,735	0.1%
ALKU Intermediate Holdings, LLC	First Lien Term Loan	SOFR +	6.25	%,	0.75	% Floor [10]	11.58%	5/23/2029	3,677,174	3,594,857	3,699,972	0.3%
ALKU Intermediate Holdings, LLC	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.83%	5/23/2029	406,522	398,690	398,391	0.0%
BDO USA, P.C.	First Lien Term Loan	SOFR +	6.00	%,	2.00	% Floor [10]	11.33%	8/31/2038	13,466,165	13,212,106	13,196,842	1.2%
Cherry Bekaert Advisory LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.08%	6/30/2028	4,353,125	4,273,462	4,290,005	0.4%
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor [9]	11.08%	6/30/2024	—	(50,785)	(81,563)	0.0%
Explorer Investor, Inc.	First Lien Term Loan	SOFR +	6.00	%,	0.50	% Floor [10]	11.33%	6/28/2029	28,553,187	27,200,685	27,205,477	2.5%
Geosyntec Consultants, Inc.	First Lien Term Loan	SOFR +	5.25	%,	0.75	% Floor [10]	10.58%	5/18/2029	10,310,355	10,166,992	9,973,206	0.9%
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	SOFR +	5.25	%,	0.75	% Floor 9 10	10.58%	5/18/2029	2,186,411	2,141,726	2,043,408	0.2%
Geosyntec Consultants, Inc.	First Lien Revolving Loan	SOFR +	5.25	%,	0.75	% Floor [9]	10.58%	5/18/2027	—	(20,625)	(52,614)	0.0%
IG Investments Holdings, LLC	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.41%	9/22/2028	63,318,642	62,427,939	62,862,747	5.8%
IG Investments Holdings, LLC	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.41%	9/22/2028	4,887,218	4,853,714	4,852,030	0.5%
IG Investments Holdings, LLC	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.41%	9/22/2027	—	(58,535)	(36,416)	0.0%
MBO Partners, Inc.	First Lien Term Loan	SOFR +	7.75	%,	1.00	% Floor [10]	13.20%	5/23/2028	44,100,000	42,969,967	43,363,530	4.0%
MBO Partners, Inc.	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	13.20%	5/23/2028	12,394,023	12,134,154	12,187,042	1.1%
PAS Parent, Inc.	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor 9 10	10.93%	12/29/2028	4,657,500	4,527,586	4,487,400	0.4%
PAS Parent, Inc.	First Lien Revolving Loan	SOFR +	5.50	%,	0.50	% Floor [9]	10.93%	12/30/2027	—	(18,524)	(18,900)	0.0%
People 2.0, Inc.	First Lien Term Loan	SOFR +	7.50	%,	1.00	% Floor [10]	12.81%	7/12/2028	44,817,500	44,113,302	44,118,347	4.1%
Williams Martson, LLC	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.19%	8/25/2028	15,722,115	15,250,452	15,156,119	1.4%
Williams Martson, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [9]	11.19%	8/26/2024	—	(38,013)	(91,938)	0.0%
Williams Martson, LLC	First Lien Revolving Loan	SOFR +	5.75	%,	1.00	% Floor 9 10	11.19%	8/25/2028	319,231	269,903	238,785	0.0%
Total Professional Services										279,597,393	280,135,304	26.0%

Real Estate Management & Development
2-10 Holdco, Inc.	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.43%	3/26/2026	46,978,924	46,618,486	46,978,924	4.4%
2-10 Holdco, Inc.	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.43%	3/26/2026	—	(20,093)	—	0.0%
Freedom Mortgage Corp 8 11	Unsecured Note	N/A					12.25%	10/1/2030	2,333,333	2,288,933	2,569,509	0.2%
Total Real Estate Management & Development										48,887,326	49,548,433	4.6%

Software
Anaplan, Inc.	First Lien Term Loan	SOFR +	6.50	%,	0.75	% Floor [10]	11.81%	6/21/2029	20,672,334	20,330,464	20,511,090	1.9%
Anaplan, Inc.	First Lien Revolving Loan	SOFR +	6.50	%,	0.75	% Floor [9]	11.81%	6/21/2028	—	(21,751)	(12,059)	0.0%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3 4	Investment	and Spread					Rate	Maturity [5]	Units	Cost [6]	Fair Value	Assets [7]
Diligent Corporation	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.21%	8/4/2025	29,100,000	28,999,214	28,634,400	2.7%
Diligent Corporation	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.21%	8/4/2025	9,700,000	9,666,878	9,604,940	0.9%
Diligent Corporation	First Lien Revolving Loan	SOFR +	6.25	%,	1.00	% Floor 9 10	11.71%	8/4/2025	2,200,000	2,184,484	2,151,000	0.2%
GovDelivery Holdings, LLC	First Lien Term Loan	SOFR +	3.50	%,	0.75	% Floor [10]	11.06%	1/17/2031	15,492,982	15,345,818	15,338,053	1.4%
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	3.50	%,	0.75	% Floor [9]	11.06%	1/19/2026	—	(12,794)	(23,140)	0.0%
GovDelivery Holdings, LLC	First Lien Revolving Loan	SOFR +	3.50	%,	0.75	% Floor [9]	11.06%	1/17/2031	—	(21,287)	(21,930)	0.0%
GS Acquisitionco, Inc.	First Lien Term Loan	SOFR +	5.00	%,	1.00	% Floor [10]	10.30%	5/22/2026	36,654,072	36,491,310	36,470,802	3.4%
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	SOFR +	5.00	%,	1.00	% Floor [9]	10.30%	3/26/2026	—	(10,753)	(21,600)	0.0%
GS Acquisitionco, Inc.	First Lien Revolving Loan	SOFR +	5.00	%,	1.00	% Floor [9]	10.30%	3/27/2034	—	(5,359)	(5,400)	0.0%
Hyland Software, Inc.	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.33%	9/19/2030	25,237,653	24,889,634	24,876,754	2.3%
Hyland Software, Inc.	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.33%	9/19/2029	—	(16,386)	(17,147)	0.0%
Mandolin Technology Intermediate Holdings, Inc.	Second Lien Term Loan	SOFR +	6.50	%,	1.00	% Floor [10]	11.95%	7/30/2029	17,500,000	17,363,610	15,837,500	1.5%
Maverick 1 LLC	Second Lien Term Loan	SOFR +	6.75	%,	0.75	% Floor [10]	12.21%	5/18/2029	9,000,000	8,966,360	8,623,800	0.8%
Orion Advisor Solutions, Inc.	Second Lien Term Loan	SOFR +	8.50	%,	1.00	% Floor [10]	13.91%	9/24/2028	16,500,000	16,399,504	16,173,300	1.5%
Simplifi Holdings, Inc.	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.93%	10/1/2027	26,498,494	26,146,721	26,498,494	2.5%
Simplifi Holdings, Inc.	First Lien Revolving Loan	SOFR +	5.50	%,	0.75	% Floor 9 10	10.93%	10/1/2027	469,880	440,964	469,880	0.0%
Syntax Systems Limited	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.93%	10/29/2028	10,570,545	10,499,608	10,570,545	1.0%
Syntax Systems Limited	First Lien Revolving Loan	SOFR +	5.50	%,	1.00	% Floor 9 10	10.93%	10/29/2026	855,446	849,323	855,446	0.1%
Tamarack Intermediate LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.21%	3/13/2028	21,108,398	20,807,407	20,667,233	1.9%
Tamarack Intermediate LLC	First Lien Revolving Loan	SOFR +	5.75	%,	0.75	% Floor [9]	11.21%	3/13/2028	—	(46,213)	(73,477)	0.0%
Total Software										239,246,756	237,108,484	22.0%

Total Debt Investments										2,073,752,389	2,064,378,771	191.9%

				Par			Percentage
	Type of	Interest		Amount			of Net
Portfolio Company 1 2 3	Investment	Rate	Acquisition Date	/ Units	Cost [4]	Fair Value	Assets [5]
Preferred Equity - 2.7%
Health Care Technology
Imagine Acquisitionco, LLC	Equity	N/A	11/16/2021	2,000,000	2,000,000	2,920,000	0.3%
Total Health Care Technology					2,000,000	2,920,000	0.3%

Insurance
Galway Borrower, LLC	Equity	14.00%	4/28/2023	10,989,452	10,719,739	10,879,558	1.0%
RSC Topco, Inc.	Equity	13.25%	8/14/2023	5,434,858	5,292,407	5,324,531	0.5%
Total Insurance					16,012,146	16,204,089	1.5%

Software
GT Polaris Holdings, Inc	Equity	12.50%	6/6/2022	10,290,038	10,144,363	9,826,986	0.9%
Total Software					10,144,363	9,826,986	0.9%

Total Preferred Equity Investments					28,156,509	28,951,075	2.7%

Common Equity and Warrants - 1.0%
Capital Markets
Resolute Investment Managers, Inc.	Equity	N/A	12/29/2023	48,483	1,216,681	1,357,621	0.1%
Total Capital Markets					1,216,681	1,357,621	0.1%

Financial Services
THL Fund IX Investors (Plymouth), L.P.	Equity	N/A	9/1/2023	3,731,779	3,731,779	3,747,766	0.3%
Total Financial Services					3,731,779	3,747,766	0.3%

Software
Spirit RR Holdings, Inc.	Equity	N/A	9/19/2022	3,585,975	3,635,318	4,574,456	0.4%
Total Software					3,635,318	4,574,456	0.4%

Health Care Providers & Services
Giving Home Health Care	Warrants	N/A	8/19/2022	2,917	29	1,274,831	0.1%
Total Health Care Providers & Services					29	1,274,831	0.1%

Total Common Equity and Warrant Investments					8,583,807	10,954,674	1.0%

Total Non-Controlled/Non-Affiliated Investments					$2,110,492,705	$2,104,284,520	195.6%
(1)	All of the Company’s investments are domiciled in the United States except for Ardonagh Finco B.V., Harrington Reinsurance Holdings Limited, and Syntax Systems Limited, which are domiciled in the United Kingdom, Bermuda, and Canada, respectively.
(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940 except for Ardonagh Finco B.V., Harrington Reinsurance Holdings Limited, and Syntax Systems Limited.
(4)	As of March 31, 2024, all investments are pledged as collateral unless otherwise stated.
(5)	The date disclosed represents the expiration of the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(6)	Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(7)	Percentage is based on net assets of $1,075,940,785 as of March 31, 2024.
(8)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(9)	This investment has an unfunded commitment as of March 31, 2024. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(10)	The interest rate on this security is subject to the Secured Overnight Financing Rate, which at March 31, 2024 was 5.34%.
(11)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $29,641,511 or 1.4% of net assets as of March 31, 2024 and are considered restricted.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of December 31, 2023

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /		Fair	of Net
Portfolio Company 1 2 3 4	Investment	and Spread					Rate	Maturity [5]	Units	Cost [6]	Value	Assets [7]
Non-Controlled/Non-Affiliated Investments
Debt Investments – 198.0%
Capital Markets
Project K BuyerCo, Inc.	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.46%	12/10/2027	75,727,273	$74,642,569	$75,863,582	7.7%
Project K BuyerCo, Inc.	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.46%	12/10/2027	—	(101,502)	13,909	0.0%
Project K BuyerCo, Inc.	Unsecured Note	N/A					10.00%	12/11/2028	13,812,624	13,058,782	12,530,813	1.3%
Resolute Investment Managers, Inc.	First Lien Term Loan	SOFR +	6.50	%,	1.00	% Floor [10]	12.11%	4/30/2027	3,403,352	3,403,352	3,403,352	0.3%
Total Capital Markets										91,003,201	91,811,656	9.3%
Diversified Consumer Services
Harbor Purchaser, Inc.	Second Lien Term Loan	SOFR +	8.50	%,	0.50	% Floor [10]	13.86%	4/8/2030	12,500,000	12,280,353	11,837,500	1.2%
Total Diversified Consumer Services										12,280,353	11,837,500	1.2%
Financial Services
Advisor Group Holdings, Inc. 8 11	Unsecured Note	N/A					10.75%	8/1/2027	825,629	803,131	835,826	0.1%
Beacon Pointe Harmony, LLC	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.86%	12/29/2028	28,492,500	28,046,856	28,492,500	2.9%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.86%	12/29/2028	11,174,575	10,893,615	11,174,575	1.1%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor [9] [10]	10.86%	12/29/2028	3,206,948	3,176,553	3,206,948	0.3%
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	SOFR +	5.50	%,	0.75	% Floor [9]	10.86%	12/29/2027	—	(39,927)	—	0.0%
Cliffwater, LLC	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.36%	10/7/2030	17,142,857	16,807,738	16,800,000	1.7%
Cliffwater, LLC	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.36%	10/7/2030	—	(55,197)	(57,143)	0.0%
Edelman Financial Center [8]	Second Lien Term Loan	SOFR +	6.75	% [10]			12.22%	7/20/2026	5,121,067	4,819,688	5,130,669	0.5%
GC Two Intermediate Holdings, Inc. 8 11	Unsecured Note	N/A					7.50%	4/1/2029	11,721,281	10,041,672	10,549,153	1.1%
Ivy Hill Asset Management, L.P.	Unsecured Note	N/A					9.00%	6/29/2028	4,300,000	4,300,000	4,300,000	0.4%
Millennium Trust Co., LLC [8]	First Lien Term Loan	SOFR +	4.75	%,	0.75	% Floor [10]	10.21%	3/27/2026	3,927,835	3,847,102	3,933,786	0.4%
More Cowbell II LLC	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.73%	9/2/2030	49,978,223	48,774,408	49,350,027	5.0%
More Cowbell II LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.73%	9/1/2025	—	(56,855)	(68,431)	0.0%
More Cowbell II LLC	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor 9 10	11.64%	9/3/2029	1,306,620	1,139,521	1,217,660	0.1%
Petra Borrower, LLC	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.13%	11/15/2030	17,875,000	17,431,421	17,428,125	1.8%
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [9]	11.13%	5/15/2025	—	(84,504)	(171,875)	0.0%
Petra Borrower, LLC	First Lien Revolving Loan	SOFR +	5.75	%,	1.00	% Floor [9]	11.13%	11/15/2029	—	(67,486)	(68,750)	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.23%	10/4/2027	21,964,205	21,840,298	21,777,509	2.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.23%	10/4/2027	2,455,000	2,426,283	2,434,133	0.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.23%	10/4/2027	2,460,220	2,398,089	2,439,308	0.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor 9 10	11.23%	10/4/2027	21,937,388	21,896,547	21,717,423	2.2%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	SOFR +	5.75	%,	1.00	% Floor [9]	11.23%	10/4/2027	—	—	(12,750)	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	SOFR +	5.75	%,	1.00	% Floor [9]	11.23%	10/4/2027	—	(1,346)	(4,250)	0.0%
TA/WEG Intermediate Holdings, LLC	Unsecured Note	N/A					15.00%	5/26/2033	11,591,250	11,266,403	11,282,923	1.1%
Total Financial Services										209,604,010	211,687,366	21.4%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /		Fair	of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Value	Assets [5]
Health Care Providers & Services
Belmont Buyer, Inc.	First Lien Term Loan	SOFR +	6.50	%,	1.00	% Floor [10]	11.97%	6/21/2029	18,367,006	17,847,935	18,221,906	1.8%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR +	6.50	%,	1.00	% Floor 9 10	11.97%	6/21/2029	1,735,465	1,649,516	1,701,086	0.2%
Belmont Buyer, Inc.	First Lien Revolving Loan	SOFR +	6.50	%,	1.00	% Floor [9]	11.97%	6/21/2029	—	(59,618)	(17,224)	0.0%
CNSI Holdings, LLC	First Lien Term Loan	SOFR +	6.50	%,	0.50	% Floor [10]	11.85%	12/15/2028	15,007,713	14,595,283	14,718,064	1.5%
CNSI Holdings, LLC	First Lien Revolving Loan	SOFR +	6.50	%,	0.50	% Floor 9 10	11.85%	12/17/2027	528,254	488,692	500,449	0.1%
CORA Health Holdings Corp.	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.39%	6/15/2027	14,219,079	14,084,091	12,258,166	1.2%
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.39%	6/15/2027	238,133	236,992	205,293	0.0%
Giving Home Health Care	First Lien Term Loan	SOFR +	6.50	%,	1.00	% Floor [10]	11.95%	8/19/2027	32,480,469	32,626,904	32,805,273	3.3%
Giving Home Health Care	First Lien Revolving Loan	SOFR +	6.50	%,	1.00	% Floor [9]	11.95%	8/19/2027	—	—	—	0.0%
Giving Home Health Care	Second Lien Term Loan	N/A					12.50%	2/18/2028	4,500,000	4,432,815	4,498,650	0.5%
Kwol Acquisition Inc	First Lien Term Loan	SOFR +	6.25	%,	0.75	% Floor [10]	11.43%	12/12/2029	2,421,249	2,360,966	2,360,718	0.2%
Kwol Acquisition Inc	First Lien Revolving Loan	SOFR +	6.25	%,	0.75	% Floor 9 10	11.43%	12/12/2029	98,625	90,471	90,406	0.0%
MB2 Dental Solutions, LLC	First Lien Term Loan	SOFR +	6.00	%,	1.00	% Floor [10]	11.46%	1/29/2027	10,729,401	10,584,444	10,523,378	1.1%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [10]	11.46%	1/29/2027	3,868,757	3,848,077	3,794,470	0.4%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [10]	11.46%	1/29/2027	26,496,990	26,150,769	25,988,203	2.6%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [10]	11.46%	1/29/2027	4,948,056	4,872,204	4,853,044	0.5%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.50	%,	1.00	% Floor 9 10	11.96%	1/29/2027	6,774,340	6,525,640	6,712,561	0.7%
Mirra-PrimeAccess Holdings, LLC	First Lien Term Loan	SOFR +	6.50	%,	1.00	% Floor [10]	11.97%	7/29/2026	24,437,500	24,151,306	24,229,197	2.4%
Mirra-PrimeAccess Holdings, LLC	First Lien Revolving Loan	SOFR +	6.50	%,	1.00	% Floor 9 10	11.97%	7/29/2026	685,000	624,948	661,645	0.1%
NextGen Healthcare	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.37%	11/11/2030	9,241,147	9,104,757	9,102,530	0.9%
NextGen Healthcare	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.37%	11/10/2025	—	(17,427)	(35,543)	0.0%
NextGen Healthcare	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.37%	11/9/2029	—	(13,017)	(13,340)	0.0%
SpecialtyCare, Inc.	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.41%	6/19/2028	13,450,708	13,166,033	12,335,784	1.2%
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.41%	6/19/2028	104,904	103,722	96,209	0.0%
SpecialtyCare, Inc.	First Lien Revolving Loan	SOFR +	4.00	% 9 10			9.46%	6/18/2026	148,725	132,974	60,670	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.20%	1/2/2029	24,071,250	23,792,307	23,558,146	2.4%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor 9 10	11.20%	1/2/2029	5,402,357	5,329,872	5,254,262	0.5%
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	SOFR +	5.75	%,	0.75	% Floor [9]	11.20%	12/29/2026	—	(31,454)	(74,606)	0.0%
Trinity Partners Holdings LLC	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	11.03%	12/21/2028	27,071,011	26,721,997	27,071,011	2.7%
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor [9]	11.03%	6/21/2025	—	(44,249)	—	0.0%
TST Intermediate Holdings, LLC	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.03%	11/27/2026	12,230,778	12,113,817	11,901,539	1.2%
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor 9 10	11.20%	11/27/2026	6,673,558	6,647,499	6,338,611	0.6%
Total Health Care Providers & Services										262,118,266	259,700,558	26.2%

Health Care Technology
Ellkay, LLC	First Lien Term Loan	SOFR +	6.25	%,	1.00	% Floor [10]	11.78%	9/14/2027	28,238,889	27,864,692	23,496,470	2.4%
Ellkay, LLC	First Lien Revolving Loan	SOFR +	6.25	%,	1.00	% Floor [9]	11.78%	9/14/2027	—	(44,566)	(606,447)	(0.1)%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
FINThrive Software Intermediate Holdings, Inc.	Second Lien Term Loan	SOFR +	6.75	%,	0.50	% Floor [10]	12.22%	12/17/2029	21,518,900	21,118,162	17,010,690	1.7%
GraphPAD Software, LLC	First Lien Term Loan	SOFR +	5.50	%,	1.00	% Floor [10]	11.22%	4/27/2027	4,089,638	4,063,046	4,030,747	0.4%
GraphPAD Software, LLC	First Lien Term Loan	SOFR +	5.50	%,	1.00	% Floor [10]	11.22%	4/27/2027	19,600,000	19,467,716	19,317,760	1.9%
GraphPAD Software, LLC	First Lien Term Loan	SOFR +	5.50	%,	1.00	% Floor [10]	11.19%	4/27/2027	17,062,500	16,963,745	16,816,800	1.7%
GraphPAD Software, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	1.00	% Floor [10]	11.19%	4/27/2027	11,000,000	10,930,712	10,841,600	1.1%
GraphPAD Software, LLC	First Lien Revolving Loan	ABR+	5.00	%,	1.00	% Floor 9 12	13.50%	4/27/2027	1,250,000	1,236,133	1,214,000	0.1%
Imagine Acquisitionco, LLC	First Lien Term Loan	SOFR +	5.25	%,	1.00	% Floor [10]	10.74%	11/16/2027	28,360,129	28,073,570	28,360,129	2.9%
Imagine Acquisitionco, LLC	First Lien Revolving Loan	SOFR +	5.25	%,	1.00	% Floor [9]	10.74%	11/16/2027	—	(44,855)	—	0.0%
Total Health Care Technology										129,628,355	120,481,749	12.2%

									Par			Percentage of
	Type of	Reference Rate					Interest		Amount /			Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
Insurance
Accuserve	First Lien Term Loan	SOFR +	7.38	% [10]			12.80%	8/13/2029	27,310,345	26,707,605	27,005,834	2.7%
Accuserve	First Lien Delayed Draw Term Loan	SOFR +	7.38	% [9]			12.80%	8/13/2024	—	(31,584)	(29,990)	0.0%
AmeriLife Group LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.14%	8/31/2029	41,760,000	41,053,296	41,037,552	4.1%
AmeriLife Group LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor 9 10	11.14%	8/31/2029	8,702,663	8,534,130	8,521,518	0.9%
AmeriLife Group LLC	First Lien Revolving Loan	SOFR +	5.75	%,	0.75	% Floor [9]	11.14%	8/31/2028	—	(81,977)	(91,218)	0.0%
ARMStrong Receivable Management	First Lien Term Loan	SOFR +	6.25	%,	1.00	% Floor [10]	11.70%	10/5/2029	14,746,234	14,529,642	14,525,041	1.5%
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	SOFR +	6.25	%,	1.00	% Floor [9]	11.70%	10/6/2025	—	(35,926)	(74,329)	0.0%
ARMStrong Receivable Management	First Lien Revolving Loan	SOFR +	6.25	%,	1.00	% Floor [9]	11.70%	10/5/2029	—	(4,312)	(4,478)	0.0%
Captive Resources Midco, LLC	First Lien Term Loan	SOFR +	5.25	%,	0.75	% Floor [10]	11.11%	6/29/2029	31,029,857	30,539,043	30,719,559	3.1%
Captive Resources Midco, LLC	First Lien Revolving Loan	SOFR +	5.25	%,	0.75	% Floor [9]	11.11%	7/1/2028	—	(33,031)	(22,028)	0.0%
Euclid Transactional, LLC	First Lien Term Loan	SOFR +	6.80	% [10]			12.27%	10/2/2028	71,740,741	70,556,436	71,747,915	7.2%
Foundation Risk Partners, Corp.	First Lien Term Loan	SOFR +	6.75	%,	0.75	% Floor [10]	12.20%	10/27/2028	38,669,318	37,341,926	39,028,943	3.9%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	SOFR +	6.75	%,	0.75	% Floor [10]	12.20%	10/27/2028	18,071,591	17,937,032	18,239,657	1.8%
Galway Borrower, LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.10%	9/29/2028	13,930,000	13,674,014	13,884,031	1.4%
Galway Borrower, LLC	First Lien Term Loan	SOFR +	5.25	%,	0.75	% Floor [10]	10.70%	9/29/2028	64,368,432	63,851,706	62,939,453	6.3%
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor [9]	11.10%	04/26/2024	—	(186,106)	(69,300)	0.0%
Galway Borrower, LLC	First Lien Revolving Loan	SOFR +	5.25	%,	0.75	% Floor [9]	10.70%	9/30/2027	—	(33,000)	(90,982)	0.0%
Harrington Reinsurance Holdings Limited [11]	Unsecured Note	N/A					7.25%	6/29/2031	20,000,000	19,674,444	20,219,487	2.0%
Neptune Flood Incorporated	First Lien Term Loan	SOFR +	6.25	%,	1.00	% Floor [10]	11.72%	5/8/2029	13,425,000	13,193,309	13,275,983	1.3%
Neptune Flood Incorporated	First Lien Revolving Loan	SOFR +	6.25	%,	1.00	% Floor [9]	11.72%	5/8/2029	—	(11,711)	(8,325)	0.0%
NFP Corp. 8 11	Unsecured Note	N/A					6.88%	8/15/2028	5,638,891	4,765,536	5,742,618	0.6%
OneDigital Borrower LLC	First Lien Term Loan	SOFR +	6.00	%,	0.50	% Floor [10]	11.36%	11/16/2027	18,599,247	18,431,982	18,403,955	1.9%
OneDigital Borrower LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	0.50	% Floor [9]	11.36%	9/16/2024	—	(143,664)	(102,600)	0.0%
RSC Acquisition, Inc	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	11.03%	11/1/2029	4,114,664	4,073,540	3,993,281	0.4%
RSC Acquisition, Inc	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	11.03%	11/1/2029	1,553,134	1,537,634	1,507,317	0.2%
RSC Acquisition, Inc	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	11.00%	11/1/2029	2,976,210	2,946,555	2,888,412	0.3%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	11.04%	11/1/2029	32,705,119	32,705,119	31,740,318	3.2%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	11.04%	11/1/2029	2,327,844	2,304,680	2,259,173	0.2%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.43%	11/1/2029	3,000,000	2,992,898	2,956,500	0.3%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	0.75	% Floor 9 10	11.43%	11/1/2029	1,337,143	958,058	1,032,643	0.1%
Total Insurance										427,747,274	431,175,940	43.5%
IT Services
Auctane Holdings, LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.23%	10/5/2028	39,300,000	38,698,124	38,701,659	3.9%
Auctane Holdings, LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.23%	10/5/2028	12,895,313	12,696,980	12,698,982	1.3%
Bottomline Technologies, Inc.	First Lien Term Loan	SOFR +	5.25	%,	0.75	% Floor [10]	10.61%	5/14/2029	87,279,807	85,823,048	84,216,285	8.5%
Bottomline Technologies, Inc.	First Lien Revolving Loan	SOFR +	5.25	%,	0.75	% Floor [9]	10.61%	5/15/2028	—	(107,121)	(258,525)	0.0%
Dcert Buyer, Inc.[8]	Second Lien Term Loan	SOFR +	7.00	% [10]			12.36%	2/19/2029	10,202,500	10,077,136	9,335,288	0.9%
Ensono, Inc.	Second Lien Term Loan	SOFR +	8.00	% [10]			13.47%	5/28/2029	11,250,000	11,163,608	10,703,250	1.1%
Helpsystems Holdings, Inc.	Second Lien Term Loan	SOFR +	6.75	%,	0.75	% Floor [10]	12.35%	11/19/2027	10,000,000	10,000,000	9,191,000	0.9%
Ministry Brands Purchaser, LLC	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.96%	12/28/2028	17,346,398	17,212,080	16,721,783	1.7%
Ministry Brands Purchaser, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.96%	12/28/2028	1,753,849	1,745,241	1,690,696	0.2%
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	SOFR +	5.50	%,	0.75	% Floor 9 10	10.96%	12/30/2027	903,955	892,663	842,924	0.1%
Neptune BidCo US, Inc.	Second Lien Term Loan	SOFR +	9.75	%,	0.75	% Floor [10]	15.26%	10/11/2029	12,500,000	12,164,426	12,165,000	1.2%
Vision Solutions, Inc.	Second Lien Term Loan	SOFR +	7.25	%,	0.75	% Floor [10]	12.89%	4/23/2029	30,000,000	29,776,370	27,405,000	2.8%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
WWEX Uni Topco Holdings, LLC	Second Lien Term Loan	SOFR +	7.00	%,	0.75	% Floor [10]	12.61%	7/26/2029	20,000,000	19,489,462	18,272,000	1.8%
Total IT Services										249,632,017	241,685,342	24.4%
Professional Services
Accordion Partners LLC	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.35%	8/29/2029	23,056,561	22,606,134	22,454,785	2.3%
Accordion Partners LLC	First Lien Term Loan	SOFR +	6.25	%,	0.75	% Floor [10]	11.63%	8/29/2029	2,023,844	1,966,992	2,015,546	0.2%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.38%	8/29/2029	2,536,161	2,484,494	2,469,967	0.2%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR +	6.25	%,	0.75	% Floor [10]	11.60%	8/29/2029	2,023,844	1,969,783	2,015,546	0.2%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR +	6.25	%,	0.75	% Floor 9 10	11.63%	8/29/2029	976,327	895,542	963,817	0.1%
Accordion Partners LLC	First Lien Revolving Loan	SOFR +	6.25	%,	0.75	% Floor [9]	11.63%	8/31/2028	—	(35,577)	(8,339)	0.0%
ALKU Intermediate Holdings, LLC	First Lien Term Loan	SOFR +	6.25	%,	0.75	% Floor [10]	11.61%	5/23/2029	3,686,413	3,599,809	3,601,257	0.4%
Cherry Bekaert Advisory LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.11%	6/30/2028	4,364,063	4,279,255	4,276,781	0.4%
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor [9]	11.11%	6/30/2024	—	(53,607)	(112,500)	0.0%
Explorer Investor, Inc.	First Lien Term Loan	SOFR +	6.00	%,	0.50	% Floor [10]	11.36%	6/28/2029	28,625,687	27,258,924	27,211,578	2.7%
Geosyntec Consultants, Inc.	First Lien Term Loan	SOFR +	5.25	%,	0.75	% Floor [10]	10.61%	5/18/2029	10,336,590	10,184,648	9,983,079	1.0%
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	SOFR +	5.25	%,	0.75	% Floor 9 10	10.61%	5/18/2029	2,191,975	2,145,068	2,042,221	0.2%
Geosyntec Consultants, Inc.	First Lien Revolving Loan	SOFR +	5.25	%,	0.75	% Floor [9]	10.61%	5/18/2027	—	(21,627)	(55,028)	0.0%
IG Investments Holdings, LLC	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.48%	9/22/2028	63,480,997	62,538,064	63,004,890	6.4%
IG Investments Holdings, LLC	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.48%	9/22/2028	4,899,749	4,863,783	4,863,001	0.5%
IG Investments Holdings, LLC	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.48%	9/22/2027	—	(62,732)	(37,934)	0.0%
MBO Partners, Inc.	First Lien Term Loan	SOFR +	7.75	%,	1.00	% Floor [10]	13.25%	5/23/2028	44,212,500	43,131,839	43,907,434	4.4%
MBO Partners, Inc.	First Lien Delayed Draw Term Loan	SOFR +	7.75	%,	0.75	% Floor [9]	13.25%	5/23/2028	12,425,496	12,180,930	12,339,760	1.2%
PAS Parent, Inc.	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor [9]	11.13%	12/15/2025	—	(90,000)	(180,000)	0.0%
PAS Parent, Inc.	First Lien Revolving Loan	SOFR +	5.75	%,	0.50	% Floor [9]	11.13%	12/30/2027	—	(19,756)	(20,000)	0.0%
People 2.0, Inc.	First Lien Term Loan	SOFR +	7.50	%,	1.00	% Floor [10]	12.85%	7/12/2028	44,931,250	44,192,837	44,198,871	4.5%
Williams Martson, LLC	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.24%	8/25/2028	15,762,019	15,289,159	15,372,697	1.6%
Williams Martson, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [9]	11.24%	8/26/2024	—	(40,078)	(63,080)	0.0%
Williams Martson, LLC	First Lien Revolving Loan	SOFR +	5.75	%,	1.00	% Floor [9]	11.24%	8/25/2028	—	(52,121)	(55,195)	0.0%
Total Professional Services										259,211,763	260,189,154	26.2%
Real Estate Management & Development
2-10 Holdco, Inc.	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.46%	3/26/2026	48,367,813	47,946,628	48,037,592	4.8%
2-10 Holdco, Inc.	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.46%	3/26/2026	—	(22,182)	(18,965)	0.0%
Freedom Mortgage Corp 8 11	Unsecured Note	N/A					12.25%	10/1/2030	2,333,333	2,287,824	2,551,376	0.3%
Total Real Estate Management & Development										50,212,270	50,570,003	5.1%
Software
Anaplan, Inc.	First Lien Term Loan	SOFR +	6.50	%,	0.75	% Floor [10]	11.85%	6/21/2029	20,672,334	20,317,906	20,504,888	2.1%
Anaplan, Inc.	First Lien Revolving Loan	SOFR +	6.50	%,	0.75	% Floor [9]	11.85%	6/21/2028	—	(23,035)	(12,523)	0.0%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
Diligent Corporation	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.28%	8/4/2025	29,175,000	29,048,364	28,527,315	2.9%
Diligent Corporation	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.28%	8/4/2025	9,725,000	9,683,346	9,509,105	1.0%
Diligent Corporation	First Lien Revolving Loan	SOFR +	6.25	%,	1.00	% Floor 9 10	11.71%	8/4/2025	2,700,000	2,681,602	2,625,000	0.3%
GovDelivery Holdings, LLC	First Lien Term Loan	SOFR +	5.50	%,	1.00	% Floor [10]	10.98%	1/29/2027	27,343,671	26,948,503	26,896,602	2.7%
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [10]	11.48%	1/29/2027	33,573,300	33,140,923	33,024,377	3.3%
GovDelivery Holdings, LLC	First Lien Revolving Loan	SOFR +	6.50	%,	1.00	% Floor 9 10	11.95%	1/29/2027	504,003	485,428	473,227	0.0%
GS Acquisitionco, Inc.	First Lien Term Loan	SOFR +	5.50	%,	1.00	% Floor [10]	11.00%	5/22/2026	36,749,553	36,682,335	36,411,685	3.7%
Hyland Software, Inc.	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.36%	9/19/2030	25,300,905	24,932,410	24,923,922	2.5%
Hyland Software, Inc.	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.36%	9/19/2029	—	(17,133)	(17,867)	0.0%
Mandolin Technology Intermediate Holdings, Inc.	Second Lien Term Loan	SOFR +	6.50	%,	1.00	% Floor [10]	12.00%	7/30/2029	17,500,000	17,358,945	15,762,250	1.6%
Maverick 1 LLC	Second Lien Term Loan	SOFR +	6.75	%,	0.75	% Floor [10]	12.28%	5/18/2029	9,000,000	8,965,525	8,563,500	0.9%
Orion Advisor Solutions, Inc.	Second Lien Term Loan	SOFR +	8.50	%,	1.00	% Floor [10]	13.98%	9/24/2028	16,500,000	16,393,280	15,995,100	1.6%
Simplifi Holdings, Inc.	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.96%	10/1/2027	26,566,265	26,187,771	26,566,265	2.7%
Simplifi Holdings, Inc.	First Lien Revolving Loan	SOFR +	5.50	%,	0.75	% Floor 9 10	10.96%	10/1/2027	542,169	510,371	542,169	0.1%
Syntax Systems Limited	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.96%	10/29/2028	10,597,649	10,519,822	10,588,096	1.1%
Syntax Systems Limited	First Lien Revolving Loan	SOFR +	5.50	%,	1.00	% Floor [10]	10.96%	10/29/2026	728,713	720,518	727,642	0.1%
Tamarack Intermediate LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.28%	3/13/2028	21,162,109	20,843,681	20,802,354	2.1%
Tamarack Intermediate LLC	First Lien Revolving Loan	SOFR +	5.75	%,	0.75	% Floor [9]	11.28%	3/13/2028	—	(49,129)	(59,766)	0.0%
Total Software										285,331,433	282,353,341	28.5%

Total Debt Investments										1,976,768,942	1,961,492,609	197.8%

				Par			Percentage
	Type of	Interest	Acquisition	Amount /			of Net
Portfolio Company 1 2 3	Investment	Rate	Date	Units	Cost [4]	Fair Value	Assets [5]
Preferred Equity - 2.8%
Health Care Technology
Imagine Acquisitionco, LLC	Equity	N/A	11/16/2021	2,000,000	2,000,000	2,634,228	0.3%
Total Health Care Technology					2,000,000	2,634,228	0.3%

Insurance
Galway Borrower, LLC	Equity	14.00%	4/28/2023	10,614,878	10,334,077	10,454,593	1.1%
RSC Topco, Inc.	Equity	13.25%	8/14/2023	5,258,727	5,111,846	5,110,431	0.5%
Total Insurance					15,445,923	15,565,024	1.6%

Software
GT Polaris Holdings, Inc	Equity	12.50%	6/6/2022	9,974,860	9,826,061	9,340,459	0.9%
Total Software					9,826,061	9,340,459	0.9%

Total Preferred Equity Investments					27,271,984	27,539,711	2.8%

Common Equity and Warrants - 1.1%
Capital Markets
Resolute Investment Managers, Inc.	Equity	N/A	12/29/2023	48,483	1,216,681	1,216,681	0.1%
Total Capital Markets					1,216,681	1,216,681	0.1%

Financial Services
THL Fund IX Investors (Plymouth), L.P.	Equity	N/A	9/1/2023	3,731,779	3,731,779	3,731,779	0.4%
Total Financial Services					3,731,779	3,731,779	0.4%

Software
Spirit RR Holdings, Inc.	Equity	N/A	9/19/2022	3,585,975	3,635,318	4,574,456	0.5%
Total Software					3,635,318	4,574,456	0.5%

Warrants – 0.1%
Health Care Providers & Services
Giving Home Health Care	Warrants	N/A	8/19/2022	2,917	29	1,069,999	0.1%
Total Health Care Providers & Services					29	1,069,999	0.1%

Total Common Equity and Warrant Investments					8,583,807	10,592,915	1.1%

Total Non-Controlled/Non-Affiliated Investments					$2,012,624,733	$1,999,625,235	201.7%
(1)	All of the Company’s investments are domiciled in the United States except for Harrington Reinsurance Holdings Limited and Syntax Systems Limited, which are domiciled in Bermuda and Canada, respectively.
(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	All investments are qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940 except for Harrington Reinsurance Holdings Limited and Syntax Systems Limited.
(4)	As of December 31, 2023, all investments are pledged as collateral unless otherwise stated.
(5)	The date disclosed represents the expiration of the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(6)	Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(7)	Percentage is based on net assets of $991,422,092 as of December 31, 2023.
(8)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(9)	This investment has an unfunded commitment as of December 31, 2023. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(10)	The interest rate on this security is subject to the Secured Overnight Financing Rate, which at December 31, 2023 was 5.38%.
(11)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $39,898,460 or 2.0% of net assets as of December 31, 2023 and are considered restricted.
(12)	The interest rate on this security is subject to the Alternate Base Rate, which at December 31, 2023 was 8.50%.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Notes to Consolidated Financial Statements

March 31, 2024

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

On June 11, 2021, the Company formed SPCC Funding I LLC (the “SPV I“), a wholly-owned financing subsidiary, for the purpose of holding pledged investments as collateral under a financing facility.

On April 24, 2023, the Company formed SPCC Funding II LLC (the “SPV II,” and together with SPV I, the “SPVs”), a wholly-owned financing subsidiary, for the purpose of holding pledged investments as collateral under a financing facility. From time to time, the Company may form additional wholly-owned subsidiaries to facilitate its course of business.

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Company intends to invest primarily in senior secured or unsecured loans and, to a lesser extent, subordinated loans, mezzanine loans, and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

Interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all information and notes required by U.S. GAAP for annual consolidated financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2024.

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

The determination of fair value, and thus the amount of unrealized appreciation or depreciation the Company may recognize in any reporting period, is to a degree subjective, and the Adviser has a conflict of interest in making determinations of fair value. The types of factors that may be considered in determining the fair values of the Company’s investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates, precedent transactions and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with the Valuation Policy may differ materially from the values that would have been used if an active market and market quotations existed for such investments. The Company’s net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that the Company ultimately realizes upon the disposal of such investments.

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

	Three Months	Three Months
	Ended	Ended
	March 31, 2024	March 31, 2023
Fee Income	$175,000	$—

Total revenue from contracts with customers	$175,000	$—

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2024 and December 31, 2023, no investments were on non-accrual status.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. During the three months ended March 31, 2024 and 2023, the Company earned dividend income of $315,178 and $277,634, respectively, that were included on the Consolidated Statements of Operations as dividend income.

Offering Costs

Offering expenses are costs associated with the offering of Common Stock of the Company and are capitalized as deferred offering expenses on the Consolidated Statement of Assets and Liabilities. Deferred offering expenses are amortized over a twelve-month period from incurrence.

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

The Company evaluates tax positions taken or expected to be taken while preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not“ to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not“ threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted later based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions from inception through March 31, 2024. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service and state tax authorities.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. During the three months ended March 31, 2024 and 2023, the Company recorded $616,725 and $430,489 of realized gains, respectively. During the three months ended March 31, 2024 and 2023, the Company recorded $6,791,317 and $2,827,399 of net change in unrealized appreciation, respectively.

Distributions to Stockholders

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

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820),” which clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU No. 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual consolidated financial statements that have not yet been issued or made available for issuance. An entity that qualifies as an investment company under Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. The adoption of ASU No. 2022-03 did not have a material impact on the consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740),” which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU No. 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU No. 2023-09 on the consolidated financial statements.

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

Base Management Fee

The Company pays to the Adviser an asset-based fee (the “Management Fee“) for management services in an amount equal to an annual rate of 1.30% of the average value of the Company’s gross assets (excluding cash and cash equivalents) for the most recently completed calendar quarter payable quarterly in arrears. The Management Fee for any partial quarter is appropriately prorated based on the actual number of days elapsed during such partial quarter as a fraction of the number of days in the relevant calendar year. For the three months ended March 31, 2024 and 2023, the Company incurred management fees of $6,713,338 and $5,576,243, respectively. As of March 31, 2024 and December 31, 2023, the Company recorded base management fees payable of $6,713,338 and $6,531,640, respectively.

Incentive Fee

Beginning December 21, 2024, on the fourth anniversary of the date on which Stockholders were required to fund their initial drawdown (the “Incentive Commencement Date“), the Company will pay the Adviser an incentive fee (“Incentive Fee“) as set forth below. The Incentive Fee will consist of two parts. The first part (the “Investment Income Incentive Fee“) will be calculated and payable following the Incentive Commencement Date on a quarterly basis, in arrears, and will equal 15% of “pre-incentive fee net investment income“ for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.75% (i.e., 7% annualized) measured on a quarterly basis. For purposes of computing the initial installment of the Investment Income Incentive Fee, because the Incentive Commencement Date does not fall on the first day of a calendar quarter, the initial payment of the Investment Income Incentive Fee shall be payable for the period that commences on the Incentive Commencement Date through, the last day of the first complete calendar quarter immediately following the Incentive Commencement Date (March 31, 2025) and, thereafter, at the end of each subsequent calendar quarter as described above. The second part (the “Capital Gains Incentive Fee“) will be an annual fee that will also commence with the period beginning on the Incentive Commencement Date and will be determined and payable following the Incentive Commencement Date, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 15% of realized capital gains, if any, determined on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date, beginning December 31, 2024) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees. Capital Gains Incentive Fee shall be payable for the period that commences on the Incentive Commencement Date through December 31, 2025. For the three months ended March 31, 2024 and 2023, the Company did not incur any performance-based incentive fees.

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

For the three months ended March 31, 2024 and the three months ended March 31, 2023, the Company incurred $248,876 and $329,000, respectively, of administrative overhead expenses that were included on the Consolidated Statements of Operations as professional fees. As of March 31, 2024 and December 31, 2023, $248,846 and $312,184, respectively, of administrative overhead expenses remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses. For the three months ended March 31, 2024 and 2023, the Administrator did not waive any charges that were eligible for reimbursement under the terms of the Administration Agreement.

Sub-Administration and Custodian Fees

On January 22, 2021, the Adviser entered into a sub-administration agreement with U.S. Bank Global Fund Services (in such capacity, the “Sub-Administrator“) under which the Sub-Administrator provides various accounting and other administrative services with respect to the Company. The Company pays the Sub-Administrator fees for services the Administrator determines are commercially reasonable in its sole discretion. The Company also reimburses the Sub-Administrator for all reasonable expenses. To the extent that the Sub-Administrator outsources any of its functions, the Sub-Administrator pays any compensation associated with such functions. The Sub-Administrator also serves as the Company’s custodian (in such capacity, the “Custodian“).

For the three months ended March 31, 2024 and the three months ended March 31, 2023, the Company incurred expenses for services provided by the Sub-Administrator and the Custodian of $337,992 and $237,493, respectively, that were included on the Consolidated Statements of Operations as professional fees. As of March 31, 2024 and December 31, 2023, $261,580 and $313,074, respectively, remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

Transfer Agent Fees

The Company has entered into a transfer agent servicing agreement with U.S. Bank Global Fund Services (in such capacity, the “Transfer Agent“). For the three months ended March 31, 2024 and the three months ended March 31, 2023, the Company incurred expenses for services provided by the Transfer Agent of $20,000 and $20,000, respectively, that were included on the Consolidated Statements of Operations as professional fees. As of March 31, 2024 and December 31, 2023, $31,487 and $25,878, respectively, remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

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

For the three months ended March 31, 2024 and 2023, the Company incurred offering costs of $18,547 and $24,995, respectively. As of March 31, 2024 and December 31, 2023, there was no balance payable on the Consolidated Statements of Assets and Liabilities for offering expenses payable.

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

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of March 31, 2024 and December 31, 2023, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

		March 31, 2024	December 31, 2023
Portfolio Company	Type of Investment	Par	Par
2-10 Holdco, Inc.	First Lien Revolving Loan	$2,777,778	$2,777,778
Accordion Partners LLC	First Lien Delayed Draw Term Loan	681,395	2,074,694
Accordion Partners LLC	First Lien Revolving Loan	1,017,007	2,034,014
Accuserve	First Lien Delayed Draw Term Loan	29,035,326	2,689,655
Accuserve	First Lien Revolving Loan	1,521,739	—
Acentra Holdings, LLC	First Lien Delayed Draw Term Loan	8,715,000	—
Acentra Holdings, LLC	First Lien Revolving Loan	1,162,160	—
AmeriLife Group LLC	First Lien Delayed Draw Term Loan	—	1,768,121
AmeriLife Group LLC	First Lien Revolving Loan	5,272,727	5,272,727
Anaplan, Inc.	First Lien Revolving Loan	1,546,008	1,546,008
Ardonagh Finco B.V.	First Lien Delayed Draw Term Loan	632,530	—
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	4,955,250	4,955,250
ARMStrong Receivable Management	First Lien Revolving Loan	298,516	298,516
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	5,622,416	9,873,511
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	3,000,000	3,000,000
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	2,616,279	2,616,279
Belmont Buyer, Inc.	First Lien Revolving Loan	2,180,233	2,180,233
Bottomline Technologies, Inc.	First Lien Revolving Loan	7,365,385	7,365,385
Captive Resources Midco, LLC	First Lien Revolving Loan	2,202,764	2,202,764
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	5,625,000	5,625,000
Choreo Buyer, LLC	First Lien Delayed Draw Term Loan	15,560,000	—
Cliffwater, LLC	First Lien Revolving Loan	2,857,143	2,857,143
CNSI Holdings, LLC	First Lien Revolving Loan	—	912,440
Diligent Corporation	First Lien Revolving Loan	2,800,000	2,300,000
Ellkay, LLC	First Lien Revolving Loan	2,166,667	3,611,111
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	28,992,900	21,000,000
Galway Borrower, LLC	First Lien Revolving Loan	4,280,379	4,098,295
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	2,186,775	2,186,775
Geosyntec Consultants, Inc.	First Lien Revolving Loan	1,609,000	1,609,000
Giving Home Health Care	First Lien Revolving Loan	3,125,000	3,125,000
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	2,314,035	—
GovDelivery Holdings, LLC	First Lien Revolving Loan	2,192,982	1,909,804
GraphPAD Software, LLC	First Lien Revolving Loan	—	1,250,000
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	4,320,000	—
GS Acquisitionco, Inc.	First Lien Revolving Loan	1,080,000	—
Hyland Software, Inc.	First Lien Revolving Loan	1,199,095	1,199,095
IG Investments Holdings LLC	First Lien Revolving Loan	5,057,803	5,057,803
Imagine Acquisitionco, LLC	First Lien Revolving Loan	4,630,225	4,630,225
Kwol Acquisition, Inc.	First Lien Revolving Loan	328,751	230,126
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	17,952,893	3,200,000
MB2 Dental Solutions, LLC	First Lien Revolving Loan	2,244,112	—
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	1,525,424	790,960
Mirra-Prime Access Holdings, LLC	First Lien Revolving Loan	685,000	2,055,000
More Cowbell I LLC	First Lien Delayed Draw Term Loan	5,444,251	5,444,251
More Cowbell I LLC	First Lien Revolving Loan	5,770,906	5,770,906
Neptune Flood Incorporated	First Lien Revolving Loan	750,000	750,000
NextGen Healthcare	First Lien Delayed Draw Term Loan	2,369,525	2,369,525
NextGen Healthcare	First Lien Revolving Loan	889,328	889,328
OneDigital Borrower LLC	First Lien Delayed Draw Term Loan	9,771,429	9,771,429
PAS Parent, Inc.	First Lien Delayed Draw Term Loan	4,342,500	9,000,000
PAS Parent, Inc.	First Lien Revolving Loan	1,000,000	1,000,000
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	6,875,000	6,875,000
Petra Borrower, LLC	First Lien Revolving Loan	1,237,500	2,750,000
Project K BuyerCo, Inc.	First Lien Revolving Loan	7,727,273	7,727,273
RSC Acquisition, Inc.	First Lien Delayed Draw Term Loan	13,405,714	19,662,857
Simplifi Holdings, Inc.	First Lien Revolving Loan	2,421,687	2,349,398
SpecialtyCare, Inc.	First Lien Revolving Loan	871,105	913,598
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	—	1,545,250
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	3,500,000	3,500,000
Syntax Systems Limited	First Lien Revolving Loan	332,673	459,406
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	20,990,294	3,940,858
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	3,135,135	2,000,000
Tamarack Intermediate LLC	First Lien Revolving Loan	3,515,625	3,515,625
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	6,624,681	7,446,809
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	4,807,692	5,769,231
Williams Martson, LLC	First Lien Delayed Draw Term Loan	2,553,846	2,553,846
Williams Martson, LLC	First Lien Revolving Loan	1,915,385	2,234,615
Total Par		$303,587,246	$226,541,917

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded on the consolidated financial statements and reflected as an adjustment to the valuation of the related security on the Consolidated Schedule of Investments as of March 31, 2024 and December 31, 2023. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

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

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in the Small Business Credit Availability Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of March 31, 2024 and December 31, 2023, the Company’s asset coverage ratios were 201% and 193%, respectively.

The following tables show the Company’s outstanding debt as of March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024
	Aggregate Principal	Outstanding	Amount	Net Carrying
	Committed	Principal	Available (1)	Value
Capital Call Facility	$85,000,000	$—	$85,000,000	$262,704
Revolving Credit Facility	750,000,000	669,000,000	81,000,000	665,339,409
Secured Credit Facility	300,000,000	175,000,000	125,000,000	173,107,551
2025 Notes	225,000,000	225,000,000	—	223,816,056
Total	$1,360,000,000	$1,069,000,000	$291,000,000	$1,062,000,312

	December 31, 2023
	Aggregate			Net
	Principal	Outstanding	Amount	Carrying
	Committed	Principal	Available (1)	Value
Capital Call Facility	$85,000,000	$52,000,000	$33,000,000	$51,663,310
Revolving Credit Facility	750,000,000	666,000,000	84,000,000	661,932,675
Secured Credit Facility	300,000,000	126,000,000	174,000,000	123,999,715
2025 Notes	225,000,000	225,000,000	—	223,656,743
Total	$1,360,000,000	$1,069,000,000	$291,000,000	$1,061,252,443
(1)	The amount available may be subject to limitations related to the borrowing base under the Financing Facilities, outstanding letters of credit issued and asset coverage requirements.

Capital Call Facility

Effective as of December 29, 2020 (the “Initial Closing Date“), the Company entered into a revolving credit facility (as amended, the “Capital Call Facility“) by and among, inter alios, the Company as the initial borrower, the lenders from time-to-time party thereto (collectively, the “Lenders“) and Capital One, National Association, as the administrative agent (the “Administrative Agent“), sole lead arranger and a Lender. On December 28, 2021, the Company executed an amendment (the “First Amendment“) to the Capital Call Facility (collectively, the “Capital Call Facility”). The First Amendment extended the scheduled maturity date of the loans under the Capital Call Facility from December 29, 2021 to December 28, 2022 in accordance with the maturity extension feature in the Capital Call Facility that allows the Company, under certain circumstances, to extend the scheduled maturity date for one additional term, not to exceed 364 days and makes certain changes to the Capital Call Facility relating to the transition of the benchmark interest rate from LIBOR to a Secured Overnight Financing Rate (“SOFR“) based rate.

On December 27, 2022, the Company executed a letter agreement (the “Second Amendment“) to amend its revolving credit agreement (as amended, the “Revolving Credit Agreement”), by and among, inter alios, the Company as the borrower, the Lenders and Capital One, National Association, as the administrative agent, sole lead arranger and a Lender.

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

As of March 31, 2024 and December 31, 2023, the carrying amount of the Company’s borrowings under the Capital Call Facility approximated its fair value. As of March 31, 2024, and December 31, 2023, unamortized financing costs of $262,704 and $336,690, respectively, are being deferred and amortized over the remaining term of the Capital Call Facility. As of March 31, 2024 and December 31, 2023, the Company had an outstanding balance of $0 and $52,000,000, respectively. As of March 31, 2024, the Capital Call Facility is presented on the Consolidated Statements of Assets and Liabilities totaling $262,704. As of December 31, 2023, the Capital Call Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $51,663,310 as of December 31, 2023.

The following table shows additional information about the interest and financing costs related to the Capital Call Facility for the three months ended March 31, 2024 and 2023:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2024	2023
Interest expense related to the Capital Call Facility	$821,275	$288,881
Financing expenses related to the Capital Call Facility	88,332	109,144
Total interest and financing expenses related to the Capital Call Facility	$909,607	$398,025

Revolving Credit Facility

On June 28, 2021, SPCC Funding I LLC (“SPV I”) entered into a senior secured revolving credit facility (the “Revolving Credit Facility“) with JPMorgan Chase Bank, National Association (“JPM”). JPM serves as administrative agent and lender, U.S. Bank, National Association, serves as collateral agent, securities intermediary and collateral administrator, and Stone Point Credit Adviser LLC serves as portfolio manager under the Revolving Credit Facility.

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

As of March 31, 2024 and December 31, 2023, the carrying amount of the Company’s borrowings under the Revolving Credit Facility approximated its fair value. As of March 31, 2024 and December 31, 2023, unamortized financing costs of $3,660,591 and $4,067,325, respectively, are being deferred and amortized over the remaining term of the Revolving Credit Facility. As of March 31, 2024 and December 31, 2023, the Revolving Credit Facility had an outstanding balance of $669,000,000 and $666,000,000, respectively. The Revolving Credit Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $665,339,409 as of March 31, 2024 and $661,932,675 as of December 31, 2023.

The following table shows additional information about the interest and financing costs related to the Revolving Credit Facility for the three months ended March 31, 2024 and 2023:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2024	2023
Interest expenses related to the Revolving Credit Facility	$12,326,819	$12,068,615
Financing expenses related to the Revolving Credit Facility	406,734	554,573
Total interest and financing expenses related to the Revolving Credit Facility	$12,733,553	$12,641,188

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

The Secured Credit Facility is comprised of (i) a $250 million asset-based revolving loan facility (the “ABL Facility”) and (ii) a $50 million asset-based revolving loan facility (the “Revolver Facility”), each of which has its own borrowing base (comprised of its respective eligible assets, as approved by the Administrative Agent from time to time) but both of which are generally subject to the same terms under the Secured Credit Facility. Borrowings from the Secured Credit Facility will be used, among other things, to finance the origination and acquisition of eligible assets by SPV II, including the purchase of such assets from the Company; the Revolver Facility will be used, in part, to use such proceeds to acquire assets which have not yet been approved by the Administrative Agent. No gain or loss is recognized on any purchases or sales to or from the SPV II and the Company.

The Secured Credit Facility is secured by a security interest in the assets of SPV II and on any payments received by the SPV II in respect of those assets. Assets pledged to the lenders under the Secured Credit Facility will not be available to pay the debts of the Company if such assets have been used to repay or otherwise satisfy the obligations owed under the Secured Credit Facility.

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

As of March 31, 2024 and December 31, 2023, the carrying amount of the Company’s borrowings under the Secured Credit Facility approximated its fair value. As of March 31, 2024, and December 31, 2023, unamortized financing costs of $1,892,449 and $2,000,285, respectively, are being deferred and amortized over the remaining term of the Secured Credit Facility. As of March 31, 2024, and December 31, 2023, the Secured Credit Facility had an outstanding balance of $175,000,000 and $126,000,000, respectively. The Secured Credit Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $173,107,551 as of March 31, 2024 and $123,999,715 as of December 31, 2023.

The following table shows additional information about the interest and financing costs related to the Secured Credit Facility for the three months ended March 31, 2024:

Three Months
Ended
March 31, 2024
Interest expense related to the Secured Credit Facility	$3,961,789
Financing expenses related to the Secured Credit Facility	107,835
Total interest and financing expenses related to the Secured Credit Facility	$4,069,624

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

As of March 31, 2024 and December 31, 2023, the carrying amount of the Company’s borrowings under the 2025 Notes approximated its fair value. As of March 31, 2024, and December 31, 2023, unamortized debt issuance costs of $1,183,944 and $1,343,257, respectively, are being deferred and amortized over the remaining term of the 2025 Notes. As of March 31, 2024 and December 31, 2023, the 2025 Notes had an outstanding balance of $225,000,000 and $225,000,000, respectively. The 2025 Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $223,816,056 as of March 31, 2024 and $223,656,743 as of December 31, 2023.

The following table shows additional information about the interest and financing costs related to the 2025 Notes for the three months ended March 31, 2024 and 2023:

	Three Months	Three Months
	Ended	Ended
	March 31, 2024	March 31, 2023
Interest expense related to the 2025 Notes	$3,279,375	$3,279,375
Financing expenses related to the 2025 Notes	259,313	244,455
Total interest and financing expenses related to the 2025 Notes	$3,538,688	$3,523,830

Note 7. Net Assets

Unregistered Sales of Equity Securities

Since inception through March 31, 2024, the Company has completed the following issuances of Common Stock:

	Number of Common	Aggregate
Common Stock Issuance Date	Stock Issued	Offering Price
March 28, 2024	3,402,804	$66,893,333
March 26, 2024(1)	461,503	9,072,365
December 28, 2023	2,305,457	45,036,647
December 26, 2023(1)	264,628	5,169,447
September 29, 2023	2,578,558	49,900,000
September 27, 2023(1)	218,518	4,228,747
June 28, 2023	1,126,918	21,800,000
June 26, 2023(1)	252,293	4,880,557
April 3, 2023	56,599	1,093,900
March 29, 2023	980,749	18,906,100
March 27, 2023(1)	229,681	4,427,602
December 30, 2022	2,467,892	48,500,000
December 27, 2022(1)	186,283	3,666,375
September 28, 2022	5,000,901	99,900,000
September 26, 2022(1)	138,540	2,767,536
June 29, 2022	2,498,950	50,000,000
June 27, 2022(1)	100,633	2,013,490
March 29, 2022	1,986,561	40,000,000
March 25, 2022	2,734,196	55,000,000
March 24, 2022(1)	87,065	1,751,362
December 22, 2021(1)	44,706	898,396
December 9, 2021	10,296,137	210,000,000
September 24, 2021	3,783,388	75,000,000
September 23, 2021(1)	17,842	353,695
August 25, 2021(1)	13,540	271,305
June 18, 2021	5,025,757	100,000,000
March 30, 2021	3,687,064	71,877,447
February 26, 2021	1,429,493	28,121,553
February 4, 2021	1,545,776	30,000,000
December 24, 2020	744,307	14,886,136
December 21, 2020	505,693	10,113,864
November 17, 2020	50	1,000
(1)	Shares were issued to Stockholders participating in the Company’s DRIP.

All issuances of common stock are to be made at a price at least equal to the current net asset value, with such calculation to be carried out consistent with the Company’s valuation policies and procedures. For the three months ended March 31, 2024, the Company issued 3,864,307 shares of Common Stock at an average price of $19.66 through private placement offerings resulting in gross proceeds to the Company of $76.0 million. For the three months ended March 31, 2023, the Company issued 1,210,430 shares of Common Stock at an average price of $19.28 through private placement offerings resulting in gross proceeds to the Company of $23.3 million. The Company had 54,172,481 shares outstanding as of March 31, 2024 and 50,308,175 shares outstanding as of December 31, 2023. As of March 31, 2024, the Company has received capital commitments totaling $1,491.1 million, of which, $454.1 million remains unfunded. As of December 31, 2023, the Company had received capital commitments totaling $1,282.1 million, of which, $311.9 million remained unfunded.

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

Distributions

For the three months ended March 31, 2024 and 2023, the Company declared the following distributions.

		Distribution Rate	Distribution
Record Date	Payment Date	per Share	Paid
March 25, 2024	March 26, 2024	$0.650	$32,700,314
March 24, 2023	March 27, 2023	$0.600	$25,376,864

Note 8. Investments

The following table presents the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2024 and December 31, 2023.

	March 31, 2024			December 31, 2023
			Percent of			Percent of
	Amortized	Fair	Total Portfolio		Fair	Total Portfolio
Investments:	Cost	Value	at Fair Value	Amortized Cost	Value	at Fair Value
First Lien Loans	$1,790,909,803	$1,791,237,401	85.1%	$1,732,531,380	$1,727,610,516	86.3%
Second Lien Loans	225,733,223	214,552,892	10.2%	178,039,770	165,869,897	8.3%
Unsecured Notes	57,109,363	58,588,478	2.8%	66,197,792	68,012,196	3.4%
Preferred Equity	28,156,509	28,951,075	1.4%	27,271,984	27,539,711	1.4%
Common Equity and Warrants	8,583,807	10,954,674	0.5%	8,583,807	10,592,915	0.6%
Total Investments	$2,110,492,705	$2,104,284,520	100.0%	$2,012,624,733	$1,999,625,235	100.0%

The geographic composition of investments based on fair value as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
U.S.	98.2%	98.4%
Non-U.S.	1.8	1.6
Total	100.0%	100.0%

The industry composition of investments based on fair value as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
Capital Markets	4.3%	4.7%
Diversified Consumer Services	0.6	0.6
Financial Services	13.1	10.8
Health Care Providers & Services	12.8	13.0
Health Care Technology	5.9	6.2
Insurance	24.3	22.3
IT Services	11.4	12.1
Professional Services	13.2	13.0
Real Estate Management & Development	2.4	2.5
Software	12.0	14.8
Total	100.0%	100.0%

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

The following table presents the fair value hierarchy as of March 31, 2024.

	Fair Value Hierarchy as of March 31, 2024
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$3,926,340	$1,787,311,061	$1,791,237,401
Second Lien Loans	—	12,657,249	201,895,643	214,552,892
Unsecured Notes	—	9,241,511	49,346,967	58,588,478
Preferred Equity	—	—	28,951,075	28,951,075
Common Equity & Warrants	—	—	10,954,674	10,954,674
Total	$—	$25,825,100	$2,078,459,420	$2,104,284,520

The following table presents the fair value hierarchy as of December 31, 2023.

	Fair Value Hierarchy as of December 31, 2023
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$3,933,786	$1,723,676,730	$1,727,610,516
Second Lien Loans	—	14,465,957	151,403,940	165,869,897
Unsecured Notes	—	19,678,973	48,333,223	68,012,196
Preferred Equity	—	—	27,539,711	27,539,711
Common Equity & Warrants	—	—	10,592,915	10,592,915
Total	$—	$38,078,716	$1,961,546,519	$1,999,625,235

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2024 and 2023:

	First Lien	Second Lien	Unsecured	Preferred	Common Equity
Three Months Ended March 31, 2024	Loans	Loans	Notes	Equity	& Warrants	Total
Fair value, beginning of period	$1,723,676,730	$151,403,940	$48,333,223	$27,539,711	$10,592,915	$1,961,546,519
Purchases of investments	187,255,547	68,357,143	444,331	865,883	—	256,922,904
Proceeds from sales and principal payments	(131,841,569)	(18,883,202)	—	—	—	(150,724,771)
Realized gain (loss) on investments	302	—	—	—	—	302
Net change in unrealized appreciation/(depreciation)	5,254,546	892,366	524,645	526,839	361,759	7,560,155
Net accretion of discount and amortization of investments	2,965,505	125,396	44,768	18,642	—	3,154,311
Transfers into (out of) Level 3	—	—	—	—	—	—
Fair value, end of period	$1,787,311,061	$201,895,643	$49,346,967	$28,951,075	$10,954,674	$2,078,459,420

	First Lien	Second Lien	Unsecured	Preferred	Common Equity
Three Months Ended March 31, 2023	Loans	Loans	Notes	Equity	& Warrants	Total
Fair value, beginning of period	$1,391,696,261	$149,314,979	$31,325,545	$7,821,358	$5,738,932	$1,585,897,075
Purchases of investments	65,473,594	—	323,959	275,150	—	66,072,703
Proceeds from sales and principal payments	(9,292,952)	—	—	—	—	(9,292,952)
Realized gain (loss) on investments	—	—	—	—	—	—
Net change in unrealized appreciation/(depreciation)	(1,007,976)	3,337,403	(387,529)	214,328	220,115	2,376,341
Net accretion of discount and amortization of investments	1,637,489	113,535	36,974	4,592	—	1,792,590
Transfers into (out of) Level 3	(5,607,723)	10,692,220	—	—	—	5,084,497
Fair value, end of period	$1,442,898,693	$163,458,137	$31,298,949	$8,315,428	$5,959,047	$1,651,930,254

During the three months ended March 31, 2024, there were no transfers into Level 3 from Level 2 because of a decrease in observable inputs and no transfers into Level 2 from Level 3 because of an increase in observable inputs. During the three months ended March 31, 2023, there was 1 transfer into Level 3 from Level 2 because of a decrease in observable inputs and 1 transfer into Level 2 from Level 3 because of an increase in observable inputs.

The following table presents the net change in unrealized appreciation (depreciation) for the Level 3 investments that were still held at March 31, 2024 and 2023.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
Net Change in Unrealized Appreciation (Depreciation)	2024	2023
First Lien Loans	$5,254,546	$(1,007,976)
Second Lien Loans	892,366	3,337,403
Unsecured Notes	524,645	(387,529)
Preferred Equity	526,839	214,328
Common Equity & Warrants	361,759	220,115
Total	$7,560,155	$2,376,341

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2024. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	March 31, 2024
Type of Investment	Fair Value	Valuation technique	Unobservable input	Range (weighted average)
First Lien Loans	$431,892,904	Discounted Cash Flow	Discount Rate	9.5% - 19.1% (10.0%)
First Lien Loans	1,355,418,157	Market Transaction	Market Transaction	95.3% - 101.0% (98.8%)
Second Lien Loan	201,895,643	Market Transaction	Market Transaction	79.6% - 101.5% (94.1%)
Unsecured Notes	20,400,000	Discounted Cash Flow	Discount Rate	11.0% - 11.0% (11.0%)%
Unsecured Notes	28,946,967	Market Transaction	Market Transaction	92.2% - 101.7% (96.2%)
Preferred Equity	2,920,000	Discounted Cash Flow	Discount Rate	146.0%
Preferred Equity	26,031,075	Market Transaction	Market Transaction	95.5% - 99.0% (97.5%)
Common Equity	9,679,844	Market Transaction	Market Transaction	100.4% - 2,800.2% (491.9%)
Warrants	1,274,830	Market Transaction	Market Transaction	437.1%
Total	$2,078,459,420

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

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260“), basic and diluted net increase in net assets resulting from operations per share of Common Stock is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. The methodology for the weighted average number of shares outstanding during the period utilizes the weighted average number of shares from the beginning of the period through the end of the period. Other potentially dilutive shares of Common Stock, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. For the three months ended March 31, 2024 and 2023, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of Common Stock for the three months ended March 31, 2024 and 2023:

	Three Months	Three Months
	Ended	Ended
	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)
Net increase in net assets resulting from operations	$41,253,310	$28,698,146
Weighted average shares of Common Stock outstanding—basic and diluted	50,567,410	42,340,255
Basic and diluted net increase in net assets resulting from operations per share of Common Stock	$0.82	$0.68

Note 11. Taxes

The Company has elected to be treated and intends to qualify annually as a RIC, to distribute substantially all of its income and to comply with the other requirements of the Code applicable to RICs. Accordingly, no provision for federal taxes is required. In addition, by distributing during each calendar year substantially all of its net investment income, net realized capital gains and certain other amounts, if any, the Company intends not to be subject to a material federal excise tax. The Company did not have any liabilities for uncertain tax positions or unrecognized tax benefits as of March 31, 2024.

As of March 31, 2024 and December 31, 2023, the tax cost of the Company’s investments approximates its amortized cost.

Note 12. Financial Highlights

The following per share of Common Stock data has been derived from information provided on the consolidated financial statements. The following is a schedule of financial highlights for the three months ended March 31, 2024 and 2023:

	Three Months	Three Months
	Ended	Ended
	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)
Per share of Common Stock operating performance:
Net asset value, beginning of year/period	$19.71	$19.32
Results of operations:
Net investment income [1]	0.67	0.60
Net realized gains (losses) and unrealized appreciation (depreciation) [2]	0.13	0.08
Net increase (decrease) in net assets resulting from operations	0.80	0.68

Distributions to Common Stockholders
Distributions from earnings	(0.65)	(0.60)
Net decrease in net assets resulting from distributions	(0.65)	(0.60)
Net asset value, end of year/period	$19.86	$19.40

Shares outstanding, end of year/period	54,172,481	43,505,203
Ratio/Supplemental data:
Net assets, end of year/period	$1,075,940,785	$843,840,573
Weighted average shares outstanding	50,567,410	42,340,255
Total return [3]	4.09%	3.54%
Portfolio turnover	7.85%	1.29%
Ratio of operating expenses to average net assets [4]	11.55%	11.56%
Ratio of net investment income (loss) to average net assets [4]	13.14%	12.43%
1	The per share of Common Stock data was derived by using weighted average shares outstanding during the period.
2	The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year/period does not agree with the change in the aggregate appreciation and depreciation in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
3	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share, assuming reinvestment of any distributions during the period. Total return is not annualized and does not include a sales load.
4	The ratios reflect an annualized amount. Non-recurring expenses were not annualized. During the three months ended March 31, 2024 and 2023, the Company incurred $18,547 and $24,995 of Offering Expenses, respectively, which were deemed to be non-recurring.

Note 13. Subsequent Events

Management has evaluated subsequent events and transactions for potential recognition and/or disclosure through the date the consolidated financial statements were issued. Except as set forth below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized on the consolidated financial statements as of and for the three months ended March 31, 2024.

Pursuant to a capital drawdown notice to our investors, we issued and sold 12,684 shares of our Common Stock, on April 2, 2024 for an aggregate offering price of $250,000.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Unless indicated otherwise, the “Company,” “we,” “us,” and “our” refer to Stone Point Credit Corporation, and the “Adviser” refers to Stone Point Credit Adviser LLC, an affiliate of Stone Point Capital LLC (“Stone Point Capital” together with the Adviser and its credit-focused affiliates, as applicable, “Stone Point Credit”). This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of any public health emergencies or crises;
●	interest rate volatility, including the discontinuation of LIBOR, could adversely affect our results, particularly because we use leverage as part of our investment strategy;
●	the impacts of rising interest and inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies;
●	general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, China, Russia, Ukraine and the Middle East;
●	our contractual arrangements and relationships with third parties;
●	actual and potential conflicts of interest with our Adviser and its affiliates;
●	the dependence of our future success on the general economy and its effect on the industries in which we invest;
●	the ability of our portfolio companies to achieve their objectives;
●	the adequacy of our financing sources and working capital;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
●	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
●	our ability to maintain our qualification as a BDC and as a RIC under the Code;
●	the effect of changes in tax laws and regulations and interpretations thereof; and
●	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K and elsewhere in this report.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K and elsewhere in this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

You should understand that under Section 27A(b)(2)(B) of the Securities Act, and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.

Summary of Risk Factors

Investing in the Company’s common stock (the “Common Stock”) involves a high degree of risk. Some, but not all, of the risks and uncertainties that the Company faces are summarized below. Please refer to “Item 1A Risk Factors” for a more fulsome description of each risk.

Risks Relating to the Company’s Business and Structure

●	The Company has limited operating history.
●	The success of the Company depends in substantial part on the experience and knowledge of the Adviser and its Investment Team.
●	Legal, tax and regulatory changes could occur that may adversely affect the Company at any time during its term.
●	The business of identifying and structuring investments of the types contemplated by the Company is highly competitive and involves a high degree of uncertainty.
●	The Company’s investments are subject to the risks of investing in the financial services industry.
●	Certain sectors targeted by the Company are highly cyclical and subject to significant fluctuation.
●	The information and technology systems of the Company, the Adviser and their respective service providers may be vulnerable to cyber-attacks.
●	The Common Stock is an illiquid investment for which there is not a secondary market nor is it expected that any such secondary market will develop in the future.
●	Stockholders may be subject to significant adverse consequences in the event such a Stockholder defaults on its capital commitment to the Company.
●	Employees of the Adviser may serve as directors of some portfolio companies and, as such, may have duties to persons other than the Company, including other shareholders of such portfolio companies.
●	The Adviser will not assume any responsibility to the Company other than to render the services described in its Investment Advisory Agreement with the Company, and it will not be responsible for any action of the Board in declining to follow the Adviser’s advice or recommendations.
●	If the Company does not maintain its status as a BDC, the Company might be regulated as a closed-end investment company under the 1940 Act, which would subject it to substantially more regulatory restrictions and correspondingly decrease the Company’s operating flexibility.

●	The Company is and will remain an “emerging growth company” as defined in the JOBS Act.
●	As a public entity, the Company is subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act.
●	We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our Stockholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined in the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year.
●	Certain of the Company’s debt investments may contain provisions providing for the payment of paid-in-kind (“PIK”) interest.
●	The Company is subject to certain restrictions imposed by the Employee Retirement Income Security Act of 1974, as amended.
●	Stockholders may experience dilution.
●	The net asset value and liquidity, if any, of the market for shares of the Common Stock may be significantly affected by numerous factors, some of which are beyond the Company’s control and may not be directly related to the Company’s operating performance.
●	The amount of any distributions the Company may make on the Common Stock is uncertain.
●	The Company’s business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities.
●	The Company intends to operate as a non-diversified investment company within the meaning of the 1940 Act, which means that the Company will not be limited by the 1940 Act with respect to the proportion of its assets that it may invest in a single issuer.
●	There can be no assurance that there will be a sufficient number of suitable investment opportunities satisfying the investment objectives of the Company to enable the Company to invest all of its committed capital, or that such investment opportunities will lead to completed investments by the Company.
●	The Company may co-invest in portfolio companies with third parties (including, in certain circumstances, investment funds, accounts and investment vehicles managed by the Adviser and its affiliates) through partnerships, joint ventures or other arrangements.
●	The Company may make minority investments, or may make investments in “club” deals alongside entities sponsored by other private credit or private equity firms, in portfolio companies where the Company may not have the right to appoint a director or otherwise be able to control or effectively influence the business or affairs of such entities.
●	The Company may make follow-on investments in certain portfolio companies or have the opportunity to increase an investment in certain portfolio companies.
●	The Company may, subject to the limitations described herein, incur leverage in connection with its operations, collateralized by its assets and/or capital commitments.
●	General interest rate fluctuations may have a substantial negative impact on the Company’s investments, the value of the Company’s Common Stock and the Company’s rate of return on invested capital.

●	The discontinuation of LIBOR may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.
●	In connection with certain portfolio investments, the Company may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates.
●	The Adviser and its affiliates may have actual and potential conflicts of interest.

Risks Relating to the Company’s Investments

●	Increased interest rates and inflation will increase financing costs for portfolio companies.
●	The Company invests primarily by making loans.
●	The Company will acquire a significant percentage of its portfolio company investments from privately held companies in directly negotiated transactions.
●	Investments in private and middle-market companies involves a number of significant risks.
●	The Company’s investment portfolio may contain securities or instruments issued by publicly held companies.
●	The Company will accept subscriptions and will maintain books and records in dollars although the Company may invest a portion of capital outside of the United States (and in various foreign currencies).
●	The Company’s investments will be subject to various risks, particularly the risk that the Company will be unable to realize its investment objectives by sale or other disposition at attractive prices or be unable to complete any exit strategy.
●	Investing in the Company presents certain risks, including, but not limited to, risks associated with: credit, investments in loans, “higher-yielding” debt securities, stressed and distressed investments, investments in public companies, credit ratings, prepayment, and interest rates.

General Risk Factors

●	General economic conditions may affect the Company’s activities.
●	Economic recessions or downturns could impair the portfolio companies, and defaults by the portfolio companies will harm the Company’s operating results.
●	Public health emergencies could negatively affect portfolio companies and the Company’s results of operations.

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

Overview

We were incorporated under the laws of the State of Delaware on September 8, 2020. The Company has elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act“) and has elected to be treated, and intends to qualify annually, as a RICfor federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets”, and tax requirements such as source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

As of March 31, 2024, the Company has called equity capital in the amount of $1,037.0 million. See “Subscriptions and Drawdowns“ under “Financial Condition, Liquidity and Capital Resources“ below for further details. Management anticipates calling additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to private placements (“Private Offering“) of Common Stock.

Investment Objective and Strategy

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Company seeks to invest primarily in senior secured or unsecured loans and, to a lesser extent, subordinated loans, mezzanine loans, and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity.

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

Ability to Leverage Stone Point’s Experienced Investment Team. The Adviser intends to utilize Stone Point Capital’s significant resources and knowledge throughout the life cycle of each investment to support the Stone Point Credit Investment Team’s Credit Activities. On an as-needed basis, the Stone Point Capital Private Equity Team contributes a portion of its time, effort and resources to support Credit Activities. Stone Point Capital has a long, successful record of making investments and managing businesses in the financial services industry. Stone Point Capital has raised nine private equity funds with an investment track record of over 25 years and a focus on investments in companies in the global financial services industry and related sectors. Stone Point Capital and its affiliates have invested in 26 asset management platforms over 15 years and Stone Point believes that its experience investing in and building businesses across a variety of credit strategies, positions the Company for success in the direct lending middle market. The Stone Point Credit Investment Team is responsible for making all investment and disposition recommendations to the Adviser’s investment committee (the “Investment Committee”). The Investment Committee makes all investment and disposition decisions, subject to Board oversight. As of March 31, 2024, the Investment Team is comprised of 100 investment professionals, operating partners and senior advisors who bring to Stone Point considerable experience with Stone Point and/or from other leading private equity, private debt, investment banking, financial services, corporate law, and accounting firms. A majority of the Investment Team is focused on the private equity markets; however, Stone Point intends to continue to expand the Stone Point Credit Investment Team to support the ongoing growth of the Company and expansion of the Credit Activities1. As of March 31, 2024, the Stone Point Credit Investment Team was comprised of more than 20 dedicated investment professionals2.

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

●	Mr. Bronner is the President of the Company, Head of Stone Point Credit, and a member of the Investment Committee, Allocation Committee and Valuation Committee of the Adviser. Prior to joining Stone Point in 2009, he was in the Private Equity Division at Lehman Brothers Inc.
●	Mr. Carey is Co-Chief Executive Officer of Stone Point Capital, a member of the Investment Committees of the Adviser and the Trident Funds, and a member of the Allocation Committee of the Adviser. Prior to joining the Firm in 1997, he was in the Financial Institutions Investment Banking Group at Merrill Lynch & Co. and prior to that time was an attorney with Kelley Drye & Warren LLP.
●	Mr. Rosenzweig is a Managing Director of Stone Point and a member of the Investment Committee and Valuation Committee of the Adviser. Prior to joining the Firm in 2006, he was in the Financial Institutions Investment Banking Group at UBS Investment Bank.
●	Mr. Wermuth is the Chairman of the Company, Co-President and CCO of Stone Point Capital, a member of the Investment Committees of the Adviser and the Trident Funds, and a member of the Allocation Committee and Valuation Committee of the Adviser. Prior to joining the Firm in 1999, he was an attorney specializing in mergers and acquisitions at Cleary, Gottlieb, Steen & Hamilton LLP and prior to that time an auditor for KPMG Peat Marwick.
●	Mr. Zerbib is Co-President and CIO of Stone Point Capital, a member of the Investment Committees of the Adviser and the Trident Funds, and a member of the Valuation Committee of the Adviser. Prior to joining the Firm in 1998, he was in the Financial Institutions Group at Goldman Sachs.

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

1	Certain communications between professionals within the Stone Point Capital Private Equity Team and professionals within Stone Point Credit Investment Team may be restricted due to internal policy restrictions.
2	Includes one employee whose focus is shared across Stone Point Credit and Stone Point Capital.
3	From the Commencement of Operations through February 28, 2022, the Investment Committee for the Adviser was comprised of James D. Carey, Charles A. Davis, Stephen Friedman, David J. Wermuth and Nicolas D. Zerbib. Effective March 1, 2022, Scott J. Bronner and Eric L. Rosenzweig joined the Investment Committee and Charles A. Davis and Stephen Friedman have each assumed an advisory role to the Investment Committee.

The following table sets forth the experience of the Adviser’s Investment Committee.

	Years in
	Financial	Years at
The Adviser’s Investment Committee	Services	Stone Point
Scott J. Bronner, Head of Stone Point Credit and Managing Director of Stone Point
Member of the Investment Committee	17	15
James D. Carey, Co-Chief Executive Officer of Stone Point Capital
Member of the Investment Committee	30	27
Eric L. Rosenzweig, Managing Director
Member of the Investment Committee	19	17
David J. Wermuth, General Counsel and Chairman of the Company, Co-President and CCO of Stone Point Capital
Member of the Investment Committee	27	24
Nicolas D. Zerbib, Co-President and CIO Chief Investment Officer of Stone Point Capital
Member of the Investment Committee	28	25

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

Expenses

The Company’s day-to-day investment operations are managed by the Adviser, and services necessary for the Company’s business, including the origination and administration of its investment portfolio, are provided by individuals who are employees of the Adviser, Administrator, and Sub-Administrator, pursuant to the terms of the Investment Advisory Agreement, the Administration Agreement, and Sub-Administration Agreement. The Company will reimburse the Administrator for its allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement, including its allocable portion of the cost of certain of the Company’s officers and their respective staff, and the Adviser for certain expenses under the Investment Advisory Agreement. The Company bears its allocable portion of the compensation paid by Stone Point to the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staff (based on a percentage of time such individuals devote, on an estimated basis, to the Company’s business affairs). The Company bears all other costs and expenses of the Company’s operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) the Company’s allocable portion of overhead and other expenses incurred by Administrator in performing its administrative obligations under the Administration Agreement, (iii) fees for services rendered by the Sub-Administrator that the Adviser determines are commercially reasonable; and (iv) all other expenses of its operations and transactions including, without limitation, those relating to:

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

Leverage

The amount of leverage that the Company employs will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in the Small Business Credit Availability Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of March 31, 2024 and December 31, 2023, the Company’s asset coverage ratio was 201% and 193%, respectively.

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets or capital commitments as collateral to financing facilities.

Financial and Operating Highlights

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2024	2023
Total investment income	$63,632,667	$49,125,522
Total expenses	29,787,399	23,685,264
Net investment income (loss)	33,845,268	25,440,258
Total net realized gains (losses)	616,725	430,489
Total net change in unrealized appreciation (depreciation)	6,791,317	2,827,399
Net increase (decrease) in net assets resulting from operations	$41,253,310	$28,698,146
Per share information - basic and diluted:
Net investment income (loss)	$0.67	$0.60
Net increase (decrease) in net assets resulting from operations	$0.82	$0.68
Distributions declared per share	$0.65	$0.60

	As of	As of
	March 31,	December 31,
Consolidated balance sheet data	2024	2023
Cash and cash equivalents	$36,315,217	$41,629,071
Investments at fair value	2,104,284,520	1,999,625,235
Total assets	2,165,376,212	2,067,896,678
Total debt (net of unamortized debt issuance costs)	1,062,000,312	1,061,252,443
Total liabilities	1,089,435,427	1,076,474,586
Total net assets	$1,075,940,785	$991,422,092
Net asset value per share	$19.86	$19.71
Other data:
Number of portfolio companies	78	74
Distributions declared per share	0.65	2.57
Total return based on net asset value [1]	4.09%	16.21%
1	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share, assuming reinvestment of any distributions during the period. Total return is not annualized and does not include a sales load.

Portfolio and Investment Activity

Our investment activity for the three months ended March 31, 2024 is presented below (information presented herein is at par value unless otherwise indicated).

Three Months Ended
March 31, 2024
New investment commitments:
Total new investment commitments	$337,087,874
Principal amount of investments funded:
First lien loans	$190,699,812
Second lien loans	69,047,619
Unsecured notes	933,333
Total principal amount of investments funded	$260,680,764
Principal amount of investments sold or repaid:
First lien loans	131,404,571
Second lien loans	20,990,952
Unsecured loans	12,168,889
Total principal amount of investments sold or repaid	$164,564,412
Number of new investment commitments	14
Average new investment commitment	$24,077,705
Percentage of new investment commitments at floating rates	99.7%
Percentage of new investment commitments at fixed rates	0.3%
Weighted average yield to maturity on purchased or funded investments during the period[1]	11.6%
Weighted average yield to maturity on investments sold or repaid during the period	12.7%
1	Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

As of March 31, 2024, the Company had 177 debt investments in 76 portfolio companies with an aggregate fair value of $2,064.4 million. As of December 31, 2023, the Company had 161 debt investments in 72 portfolio companies with an aggregate value of $1,961.5 million.

As of March 31, 2024 and December 31, 2023, the Company’s investments consisted of the following:

	March 31, 2024			December 31, 2023
			Percent of			Percent of
	Amortized	Fair	Total Portfolio	Amortized	Fair	Total Portfolio
Investments:	Cost	Value	at Fair Value	Cost	Value	at Fair Value
First Lien Loans	$1,790,909,803	$1,791,237,401	85.1%	$1,732,531,380	$1,727,610,516	86.3%
Second Lien Loans	225,733,223	214,552,892	10.2%	178,039,770	165,869,897	8.3%
Unsecured Notes	57,109,363	58,588,478	2.8%	66,197,792	68,012,196	3.4%
Preferred Equity	28,156,509	28,951,075	1.4%	27,271,984	27,539,711	1.4%
Common Equity and Warrants	8,583,807	10,954,674	0.5%	8,583,807	10,592,915	0.6%
Total Investments	$2,110,492,705	$2,104,284,520	100.0%	$2,012,624,733	$1,999,625,235	100.0%

The industry composition of investments based on fair value as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
Capital Markets	4.3%	4.7%
Diversified Consumer Services	0.6	0.6
Financial Services	13.1	10.8
Health Care Providers & Services	12.8	13.0
Health Care Technology	5.9	6.2
Insurance	24.3	22.3
IT Services	11.4	12.1
Professional Services	13.2	13.0
Real Estate Management & Development	2.4	2.5
Software	12.0	14.8
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
U.S.	98.2%	98.4%
Non-U.S.	1.8	1.6
Total	100.0%	100.0%

The following table presents certain selected information regarding our investment portfolio as of March 31, 2024 and December 31, 2023:

	As of	As of
	March 31, 2024	December 31, 2023
Number of portfolio companies	78	74
Median EBITDA (based on par)	$114.7 million	$102.0 million
Percentage of performing debt bearing a floating rate	96.9%	96.5%
Percentage of performing debt bearing a fixed rate	3.1%	3.5%
Weighted average yield to maturity on investments[1]	12.1%	12.2%
1	Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

The following table presents the maturity schedule of our debt investments based on fair value as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
		Percentage		Percentage
Maturity Year	Fair Value	of Portfolio	Fair Value	of Portfolio
2024	$(187,361)	0.0%	$(377,470)	0.0%
2025	40,143,634	1.9	40,131,242	2.0
2026	138,472,526	6.7	137,339,465	7.0
2027	331,296,646	16.0	445,316,513	22.7
2028	630,839,684	30.6	634,661,681	32.4
2029	538,443,169	26.1	540,982,431	27.6
2030	214,065,228	10.4	131,936,337	6.7
2031	146,275,605	7.1	20,219,487	1.0
2032	—	—	—	—
2033	11,838,198	0.6	11,282,923	0.6
2034	(5,400)	0.0	—	—
2035	—	—	—	—
2036	—	—	—	—
2037	—	—	—	—
2038	13,196,842	0.6	—	—
Total	$2,064,378,771	100.0%	$1,961,492,609	100.0%

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

The following table shows the composition of our portfolio investments on the Adviser’s internal performance rating scale:

	March 31, 2024		December 31, 2023
		Percentage		Percentage
Investment Rating	Fair Value	of Portfolio	Fair Value	of Portfolio
1	$252,196,788	12.0%	$233,137,643	11.7%
2	1,775,496,636	84.4%	1,684,405,849	84.2%
3	75,233,475	3.6%	80,865,062	4.0%
4	1,357,621	0.1%	1,216,681	0.1
5	—	—	—	—
Total	$2,104,284,520	100.0%	$1,999,625,235	100.0%

The following table presents the amortized cost of our performing and non-accrual investments as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Amortized		Amortized
	Cost	Percentage	Cost	Percentage
Performing	$2,073,752,389	100.0%	$1,976,768,942	100.0%
Non-accrual	—	—	—	—
Total	$2,073,752,389	100.0%	$1,976,768,942	100.0%

The following table presents the fair value of our performing and non-accrual investments as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Fair Value	Percentage	Fair Value	Percentage
Performing	$2,064,378,771	100.0%	$1,961,492,609	100.0%
Non-accrual	—	—	—	—
Total	$2,064,378,771	100.0%	$1,961,492,609	100.0%

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

Results of Operations

The following table presents the operating results for the three months ended March 31, 2024 and 2023:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2024	2023
Total investment income	$63,632,667	$49,125,522
Less: total expenses	29,787,399	23,685,264
Net investment income (loss)	33,845,268	25,440,258
Total net realized gains (losses)	616,725	430,489
Net change in unrealized appreciation (depreciation) on investments	6,791,317	2,827,399
Net increase (decrease) in net assets resulting from operations	$41,253,310	$28,698,146

Investment Income

Total investment income consisted of interest income from investments, dividend income from investments, interest from cash and cash equivalents and fee income. For the three months ended March 31, 2024 and 2023, total investment income was comprised of the following:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2024	2023
Interest income from investments	$63,141,905	$48,847,593
Dividend income from investments	315,178	277,634
Interest from cash and cash equivalents	584	295
Fee income	175,000	—
Total investment income	$63,632,667	$49,125,522

For the three months ended March 31, 2024 and 2023, total investment income increased to $63.6 million from $49.1 million primarily due to an increase in the weighted average yield on our portfolio as well as an increase in the size of our debt portfolio, which at par, increased to $2,109.1 million from $1,818.0 million. For the three months ended March 31, 2024, the weighted average yield on our portfolio increased to 12.1% from 11.7% for the three months ended March 31, 2023.

Expenses

Operating expenses for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2024	2023
Base management fees	$6,713,338	$5,576,243
Interest and credit facility fees	21,251,471	16,563,043
Offering costs	18,547	24,995
Professional fees	1,696,546	1,413,851
Directors fees	91,875	91,875
Insurance expenses	15,622	15,257
Total expenses	$29,787,399	$23,685,264

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

For the three months ended March 31, 2024 and 2023, the Company incurred $248,876 and $329,000 of administrative overhead expenses, respectively.

For the three months ended March 31, 2024 and 2023, total expenses increased to $29.8 million from $23.7 million primarily due to an increase in interest and credit facility fees on our floating rate credit facilities. For the three months ended March 31, 2024, the weighted average borrowings and interest rate on our floating rate credit facilities was $820.5 million and 8.2% compared to $679.8 million and 7.2% for the three months ended March 31, 2023. For the three months ended March 31, 2024, management fees increased due to an overall increase in total assets compared to the three months ended March 31, 2023.

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

Net Realized Gains (Losses) and Unrealized Appreciation (Depreciation) on Investments

The following table summarizes our net realized gains (losses) and unrealized appreciation (depreciation) for the three months ended March 31, 2024 and 2023:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2024	2023
Net realized gains (losses) and unrealized appreciation (depreciation) on investments
Total net realized gains (losses)	$616,725	$430,489
Total net change in unrealized appreciation (depreciation)	6,791,317	2,827,399

Net realized gains (losses) and unrealized appreciation (depreciation) on investments	$7,408,042	$3,257,888

The Adviser determines the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation.

The Adviser determines the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. During the three months ended March 31, 2024 we had net change in unrealized appreciation on our investment portfolio of $5.4 million driven primarily by an increase in the fair value of our debt instruments compared to December 31, 2023.

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

Since inception through March 31, 2024, the Company has completed the following share issuances:

	Number of Common	Aggregate
Common Stock Issuance Date	Stock Issued	Offering Price
March 28, 2024	3,402,804	$66,893,333
March 26, 2024(1)	461,503	9,072,365
December 28, 2023	2,305,457	45,036,647
December 26, 2023(1)	264,628	5,169,447
September 29, 2023	2,578,558	49,900,000
September 27, 2023(1)	218,518	4,228,747
June 28, 2023	1,126,918	21,800,000
June 26, 2023(1)	252,293	4,880,557
April 3, 2023	56,599	1,093,900
March 29, 2023	980,749	18,906,100
March 27, 2023(1)	229,681	4,427,602
December 30, 2022	2,467,892	48,500,000
December 27, 2022(1)	186,283	3,666,375
September 28, 2022	5,000,901	99,900,000
September 26, 2022(1)	138,540	2,767,536
June 29, 2022	2,498,950	50,000,000
June 27, 2022(1)	100,633	2,013,490
March 29, 2022	1,986,561	40,000,000
March 25, 2022	2,734,196	55,000,000
March 24, 2022(1)	87,065	1,751,362
December 22, 2021(1)	44,706	898,396
December 9, 2021	10,296,137	210,000,000
September 24, 2021	3,783,388	75,000,000
September 23, 2021(1)	17,842	353,695
August 25, 2021(1)	13,540	271,305
June 18, 2021	5,025,757	100,000,000
March 30, 2021	3,687,064	71,877,447
February 26, 2021	1,429,493	28,121,553
February 4, 2021	1,545,776	30,000,000
December 24, 2020	744,307	14,886,136
December 21, 2020	505,693	10,113,864
November 17, 2020	50	1,000
(1)	Shares were issued to Stockholders participating in the Company’s DRIP.

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

Debt

Financing Facilities

The following tables show the Company’s outstanding debt as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Aggregate Principal	Outstanding	Amount	Net Carrying
	Committed	Principal	Available (1)	Value
Capital Call Facility	$85,000,000	$—	$85,000,000	$262,704
Revolving Credit Facility	750,000,000	669,000,000	81,000,000	665,339,409
Secured Credit Facility	300,000,000	175,000,000	125,000,000	173,107,551
2025 Notes	225,000,000	225,000,000	—	223,816,056
Total	$1,360,000,000	$1,069,000,000	$291,000,000	$1,062,000,312

	December 31, 2023
	Aggregate Principal	Outstanding	Amount	Net Carrying
	Committed	Principal	Available (1)	Value
Capital Call Facility	$85,000,000	$52,000,000	$33,000,000	$51,663,310
Revolving Credit Facility	750,000,000	666,000,000	84,000,000	661,932,675
Secured Credit Facility	300,000,000	126,000,000	174,000,000	123,999,715
2025 Notes	225,000,000	225,000,000	—	223,656,743
Total	$1,360,000,000	$1,069,000,000	$291,000,000	$1,061,252,443
(1)	The amount available may be subject to limitations related to the borrowing base under the Financing Facilities, outstanding letters of credit issued and asset coverage requirements.

Liquidity

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024	December 31, 2023
Cash and cash equivalents	$36,315,217	$41,629,071
Unused borrowing capacity (1)	206,000,000	206,000,000
Unfunded portfolio company commitments	(303,587,246)	(226,541,917)
Undrawn capital commitments	454,076,176	311,944,509
Total operational liquidity	$392,804,147	$333,031,663
(1)	Unused borrowing capacity has been adjusted to remove the maximum borrowing capacity under the Capital Call Facility given the Capital Call Facility would need to be repaid in full if the Company were to draw the remaining capital commitments.

Distributions

For the three months ended March 31, 2024 and 2023, the Company declared the following distributions:

		Distribution Rate	Distribution
Record Date	Payment Date	per Share	Paid
March 25, 2024	March 26, 2024	$0.650	$32,700,314
March 24, 2023	March 27, 2023	$0.600	$25,376,864

	Payment	Distribution Rate	Annualized Distribution
Record Date	Date	per Share	Rate[1]	Distribution Paid
March 25, 2024	March 26, 2024	0.650	13.2%	32,700,314
March 24, 2023	March 27, 2023	0.600	12.6%	25,376,864
1	Annualized distribution yield is calculated as annualized quarterly declared distribution divided by weighted average net asset value over the period. Weighted average net asset value is based on the net asset value at the beginning of the quarter plus capital called and distributions reinvested during the quarter.

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

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of March 31, 2024 and December 31, 2023, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

		March 31, 2024	December 31, 2023
Portfolio Company	Type of Investment	Par	Par
2-10 Holdco, Inc.	First Lien Revolving Loan	$2,777,778	$2,777,778
Accordion Partners LLC	First Lien Delayed Draw Term Loan	681,395	2,074,694
Accordion Partners LLC	First Lien Revolving Loan	1,017,007	2,034,014
Accuserve	First Lien Delayed Draw Term Loan	29,035,326	2,689,655
Accuserve	First Lien Revolving Loan	1,521,739	—
Acentra Holdings, LLC	First Lien Delayed Draw Term Loan	8,715,000	—
Acentra Holdings, LLC	First Lien Revolving Loan	1,162,160	—
AmeriLife Group LLC	First Lien Delayed Draw Term Loan	—	1,768,121
AmeriLife Group LLC	First Lien Revolving Loan	5,272,727	5,272,727
Anaplan, Inc.	First Lien Revolving Loan	1,546,008	1,546,008
Ardonagh Finco B.V.	First Lien Delayed Draw Term Loan	632,530	—
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	4,955,250	4,955,250
ARMStrong Receivable Management	First Lien Revolving Loan	298,516	298,516
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	5,622,416	9,873,511
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	3,000,000	3,000,000
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	2,616,279	2,616,279
Belmont Buyer, Inc.	First Lien Revolving Loan	2,180,233	2,180,233
Bottomline Technologies, Inc.	First Lien Revolving Loan	7,365,385	7,365,385
Captive Resources Midco, LLC	First Lien Revolving Loan	2,202,764	2,202,764
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	5,625,000	5,625,000
Choreo Buyer, LLC	First Lien Delayed Draw Term Loan	15,560,000	—
Cliffwater, LLC	First Lien Revolving Loan	2,857,143	2,857,143
CNSI Holdings, LLC	First Lien Revolving Loan	—	912,440
Diligent Corporation	First Lien Revolving Loan	2,800,000	2,300,000
Ellkay, LLC	First Lien Revolving Loan	2,166,667	3,611,111
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	28,992,900	21,000,000
Galway Borrower, LLC	First Lien Revolving Loan	4,280,379	4,098,295
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	2,186,775	2,186,775
Geosyntec Consultants, Inc.	First Lien Revolving Loan	1,609,000	1,609,000
Giving Home Health Care	First Lien Revolving Loan	3,125,000	3,125,000
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	2,314,035	—
GovDelivery Holdings, LLC	First Lien Revolving Loan	2,192,982	1,909,804
GraphPAD Software, LLC	First Lien Revolving Loan	—	1,250,000
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	4,320,000	—
GS Acquisitionco, Inc.	First Lien Revolving Loan	1,080,000	—
Hyland Software, Inc.	First Lien Revolving Loan	1,199,095	1,199,095
IG Investments Holdings LLC	First Lien Revolving Loan	5,057,803	5,057,803
Imagine Acquisitionco, LLC	First Lien Revolving Loan	4,630,225	4,630,225
Kwol Acquisition, Inc.	First Lien Revolving Loan	328,751	230,126
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	17,952,893	3,200,000
MB2 Dental Solutions, LLC	First Lien Revolving Loan	2,244,112	—
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	1,525,424	790,960
Mirra-Prime Access Holdings, LLC	First Lien Revolving Loan	685,000	2,055,000
More Cowbell I LLC	First Lien Delayed Draw Term Loan	5,444,251	5,444,251
More Cowbell I LLC	First Lien Revolving Loan	5,770,906	5,770,906
Neptune Flood Incorporated	First Lien Revolving Loan	750,000	750,000
NextGen Healthcare	First Lien Delayed Draw Term Loan	2,369,525	2,369,525
NextGen Healthcare	First Lien Revolving Loan	889,328	889,328
OneDigital Borrower LLC	First Lien Delayed Draw Term Loan	9,771,429	9,771,429
PAS Parent, Inc.	First Lien Delayed Draw Term Loan	4,342,500	9,000,000
PAS Parent, Inc.	First Lien Revolving Loan	1,000,000	1,000,000
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	6,875,000	6,875,000
Petra Borrower, LLC	First Lien Revolving Loan	1,237,500	2,750,000
Project K BuyerCo, Inc.	First Lien Revolving Loan	7,727,273	7,727,273
RSC Acquisition, Inc.	First Lien Delayed Draw Term Loan	13,405,714	19,662,857
Simplifi Holdings, Inc.	First Lien Revolving Loan	2,421,687	2,349,398
SpecialtyCare, Inc.	First Lien Revolving Loan	871,105	913,598
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	—	1,545,250
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	3,500,000	3,500,000
Syntax Systems Limited	First Lien Revolving Loan	332,673	459,406
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	20,990,294	3,940,858
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	3,135,135	2,000,000
Tamarack Intermediate LLC	First Lien Revolving Loan	3,515,625	3,515,625
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	6,624,681	7,446,809
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	4,807,692	5,769,231
Williams Martson, LLC	First Lien Delayed Draw Term Loan	2,553,846	2,553,846
Williams Martson, LLC	First Lien Revolving Loan	1,915,385	2,234,615
Total Par		$303,587,246	$226,541,917

The Company expects to maintain sufficient liquidity in the form of cash, financing capacity and undrawn capital commitments from our investors to cover any outstanding unfunded portfolio company commitments we may be required to fund.

Investor Commitments

As of March 31, 2024, the Company had received capital commitments totaling $1,491.1 million, of which, $454.1 million remains unfunded. As of December 31, 2023, the Company had received capital commitments totaling $1,281.1 million, of which, $311.9 million remained unfunded.

Contractual Obligations

Our payment obligations for repayment of debt, which total our contractual obligations on March 31, 2024, include $0 of financing under the Capital Call Facility maturing in less than one year, $669.0 million of financing under the Revolving Credit Facility maturing in three to five years, $175.0 million of financing under the Secured Credit Facility maturing in three to five years and $225.0 million of financing under the 2025 Notes maturing in one to three years.

	Payments Due by Period
		Less Than	1 – 3	3 – 5	More Than
	Total	1 Year	Years	Years	5 Years
Capital Call Facility	$—	$—	$—	$—	$—
Revolving Credit Facility	669,000,000	—	669,000,000	—	—
Secured Credit Facility	175,000,000	—	—	175,000,000	—
2025 Notes	225,000,000	—	225,000,000	—	—
Total Contractual Obligations	$1,069,000,000	$—	$894,000,000	$175,000,000	$—

Hedging

In connection with certain portfolio investments, the Company may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while the Company may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors may result in a poorer overall performance for the Company than if it had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions through the three months ended March 31, 2024.

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

As of March 31, 2024, 97.0% of our debt investments based on fair value were at floating rates. Our credit facilities, including our Capital Call Facility, Revolving Credit Facility and Secured Credit Facility, also bear interest at floating rates.

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2024, the following table shows the approximate annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors and assuming no changes in our investment portfolio and borrowing structure):

	Change in
			Net Investment
Basis point change	Interest Income (1)	Interest Expense	Income (Loss)
300	$61,354,647	$(25,320,000)	$36,034,647
200	40,903,098	(16,880,000)	24,023,098
100	20,451,549	(8,440,000)	12,011,549
(100)	(20,451,549)	8,440,000	(12,011,549)
(200)	(40,903,098)	16,880,000	(24,023,098)
(300)	(61,354,647)	25,320,000	(36,034,647)
(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts, subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments. We did not engage in interest rate hedging activities during the three months ended March 31, 2024.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024 (the end of the period covered by this report), our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-a(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.    Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 22, 2024.

Recent Developments

Pursuant to a capital drawdown notice to our investors, we issued and sold 12,684 shares of our Common Stock, on April 2, 2024 for an aggregate offering price of $250,000.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosure

Not applicable.

Item 5.Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation[1]

3.2	Bylaws[1]

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.

** Furnished herewith

1 Previously filed as an exhibit to Amendment No. 1 to the Company’s registration statement on Form 10 (File No. 000-56209) filed with the SEC on November 25, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stone Point Credit Corporation

Date: May 13, 2024	By:	/s/ Scott J. Bronner
Name: Scott J. Bronner
Title: Principal Executive Officer

Date: May 13, 2024	By:	/s/ Gene Basov
Name: Gene Basov
Title: Principal Financial Officer