Form 10-Q
period 2024-06-30
Stone Point Credit Corp
filed 2024-08-12
CIK 1825384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2024

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

The issuer had 61,641,247 shares of Common Stock, $0.001 par value per share, outstanding as of August 12, 2024.

Stone Point Credit Corporation

Form 10-Q for the Quarter Ended June 30, 2024

Item 1.Consolidated Financial Statements

Stone Point Credit Corporation

Consolidated Statements of Assets and Liabilities

	June 30, 2024
	(Unaudited)	December 31, 2023
Assets:
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $2,312,344,760 and $2,012,624,733, respectively)	$2,303,777,075	$1,999,625,235
Cash and cash equivalents	127,804,122	41,629,071
Interest receivable	22,894,322	21,421,366
Dividend receivable	—	366,431
Unsettled trades receivable	19,698,837	3,551,064
Paydown receivable	1,614,271	1,203,615
Deferred offering expenses	25,972	33,582
Prepaid expenses and other assets	434,876	66,314
Total assets	$2,476,249,475	$2,067,896,678

Liabilities:
Revolving credit facilities payable (net of deferred financing costs of $10,999,015 and $6,404,300, respectively) (Note 6)	$980,000,985	$837,595,700
2025 Notes payable (net of debt issuance costs of $920,574 and $1,343,257, respectively) (Note 6)	224,079,426	223,656,743
Unsettled trades payable	25,614,576	1,000,000
Base management fees payable (Note 3)	7,236,188	6,531,640
Distribution Payable	382,956	—
Accounts payable and accrued expenses	2,646,260	2,547,933
Interest and financing fees payable	17,000,002	5,142,570
Total liabilities	$1,256,960,393	$1,076,474,586

Commitments and contingencies (Note 5)	$—	$—
Net Assets:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2024 and December 31, 2023	$—	$—
Common Stock, $0.001 par value, 250,000,000 shares authorized, 61,358,938 and 50,308,175 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	61,359	50,308
Paid in capital in excess of par	1,217,643,326	999,354,216
Distributable earnings (accumulated losses)	1,584,397	(7,982,432)
Total net assets	1,219,289,082	991,422,092
Total liabilities and net assets	$2,476,249,475	$2,067,896,678
Net asset value per share of Common Stock	$19.87	$19.71

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Investment income:
Interest income from non-controlled/non-affiliated investments	$69,375,451	$53,443,913	$132,517,356	$102,291,506
Dividend income from non-controlled/non-affiliated investments	720,183	535,486	1,035,361	813,120
Interest income from cash and cash equivalents	512	309	1,096	604
Total interest income	70,096,146	53,979,708	133,553,813	103,105,230

Fee income	1,181,085	487,500	1,356,085	487,500
Total fee income	1,181,085	487,500	1,356,085	487,500
Total investment income	$71,277,231	$54,467,208	$134,909,898	$103,592,730

Operating expenses:
Base management fees (Note 3)	$7,236,189	$5,909,274	$13,949,527	$11,485,517
Interest and financing fees (Note 6)	23,258,212	18,183,938	44,509,683	34,746,981
Offering costs (Note 4)	13,111	27,629	31,658	52,624
Professional fees	1,861,519	1,615,198	3,558,065	3,029,049
Directors fees	91,875	91,875	183,750	183,750
Insurance expense	15,475	15,585	31,097	30,842
Total expenses	32,476,381	25,843,499	62,263,780	49,528,763
Net investment income (loss)	$38,800,850	$28,623,709	$72,646,118	$54,063,967
Net realized gains (losses) and unrealized appreciation (depreciation) on investments:
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(207,158)	$428,818	$409,567	$859,307
Total net realized gains (losses)	$(207,158)	$428,818	$409,567	$859,307
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$(2,359,501)	$(1,832,055)	$4,431,816	$995,344
Total net change in unrealized appreciation (depreciation)	$(2,359,501)	$(1,832,055)	$4,431,816	$995,344
Net increase (decrease) in net assets resulting from operations	$36,234,191	$27,220,472	$77,487,501	$55,918,618

Per share information - basic and diluted:
Net investment income (loss)	$0.71	$0.66	$1.39	$1.26
Net increase (decrease) in net assets resulting from operations	$0.67	$0.62	$1.48	$1.30
Weighted average shares outstanding	54,418,817	43,610,950	52,443,120	42,979,098

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Changes in Net Assets

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$38,800,850	$28,623,709	$72,646,118	$54,063,967
Total net realized gains (losses)	(207,158)	428,818	409,567	859,307
Total net change in unrealized appreciation (depreciation)	(2,359,501)	(1,832,055)	4,431,816	995,344
Net increase (decrease) in net assets resulting from operations	36,234,191	27,220,472	77,487,501	55,918,618

Decrease in net assets resulting from Stockholder distributions:
Shares distributed pursuant to dividend reinvestment plan	(12,563,937)	(4,880,557)	(21,636,302)	(9,308,159)
Distributions to Stockholders from earnings	(22,656,421)	(22,998,996)	(46,284,370)	(43,948,258)
Net decrease in net assets resulting from Stockholder distributions	(35,220,358)	(27,879,553)	(67,920,672)	(53,256,417)

Increase in net assets resulting from capital share transactions:
Issuance of Common Stock pursuant to dividend reinvestment plan	12,563,937	4,880,557	21,636,302	9,308,159
Issuance of shares of Common Stock	129,770,527	22,893,900	196,663,859	41,800,000
Net increase in net assets resulting from capital share transactions	142,334,464	27,774,457	218,300,161	51,108,159

Total increase in net assets	143,348,297	27,115,376	227,866,990	53,770,360
Net assets, beginning of period	1,075,940,785	843,840,573	991,422,092	817,185,589
Net assets, end of period	$1,219,289,082	$870,955,949	$1,219,289,082	$870,955,949
Net asset value per share	$19.87	$19.38	$19.87	$19.38
Common Stock outstanding at the end of the period	61,358,938	44,941,013	61,358,938	44,941,013

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Cash Flows

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$77,487,501	$55,918,618
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Total net change in unrealized (appreciation) depreciation	(4,431,816)	(995,344)
Total net realized (gains) losses	(409,567)	(859,307)
Net amortization and accretion of premiums and discounts	(3,996,024)	(4,043,924)
Purchases of investments, net	(654,534,137)	(209,774,200)
Sales and repayments of investments, net	360,017,274	53,118,865
Amortization of deferred financing costs	982,130	—
Amortization of debt issuance costs	522,683	—
Changes in operating assets and liabilities:
Interest receivable	(1,472,956)	1,129,359
Dividend receivable	366,431	—
Unsettled trades receivable	(16,147,773)	(6,251,118)
Paydown receivable	(410,656)	736,526
Deferred offering expenses	(24,048)	(1,728)
Prepaid expenses and other assets	(368,562)	400,887
Base management fees payable	704,548	360,411
Distribution payable	(382,956)	—
Accounts payable and accrued expenses	98,327	400,854
Interest and financing fees payable	11,857,432	2,965,749
Unsettled trades payable	24,614,576	18,999,696
Net cash used in operating activities	(205,527,593)	(87,894,656)

Cash flows from financing activities:
Borrowings under revolving credit facilities	592,500,000	191,000,000
Payments on revolving credit facilities	(445,500,000)	(91,000,000)
Deferred financing costs	(5,576,845)	6,450,226
Debt issuances costs	(100,000)	(4,870,716)
Distributions paid in cash	(46,284,370)	(43,948,258)
Proceeds from issuance of shares of Common Stock	196,663,859	41,800,000
Net cash provided by financing activities	291,702,644	99,431,252

Net increase (decrease) in cash and cash equivalents	86,175,051	11,536,596
Cash and cash equivalents, beginning of period	41,629,071	33,791,187
Cash and cash equivalents, end of period	$127,804,122	$45,327,783

Supplemental and Non-Cash Information
Cash paid during the period for interest	$28,417,078	$23,530,605
Reinvestment of distributions during the period	$21,636,302	$9,308,159

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of June 30, 2024 (Unaudited)

										Par			Percentage
	Type of		Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3 4	Investment	Footnotes	and Spread					Rate	Maturity [5]	Units	Cost [6]	Fair Value	Assets [7]
Non-Controlled/Non-Affiliated Investments
Debt Investments – 185.3%
Capital Markets
Cliffwater, LLC	First Lien Term Loan	(10)	SOFR +	4.50	%,	0.75	% Floor	9.84%	10/7/2030	17,100,000	$16,788,265	$17,100,000	1.4%
Cliffwater, LLC	First Lien Revolving Loan	(9)	SOFR +	4.50	%,	0.75	% Floor	9.84%	10/7/2030	—	(51,127)	—	0.0%
Project K Buyerco, Inc.	First Lien Term Loan	(10)	SOFR +	5.00	%,	0.75	% Floor	10.44%	12/10/2027	75,340,909	74,390,258	75,845,693	6.2%
Project K Buyerco, Inc.	First Lien Revolving Loan	(9)	SOFR +	5.00	%,	0.75	% Floor	10.44%	12/10/2027	—	(88,664)	51,773	0.0%
Project K Buyerco, Inc.	Unsecured Note		N/A					8.00%	12/8/2028	13,812,624	13,119,697	12,735,239	1.0%
Total Capital Markets											104,158,429	105,732,705	8.6%

Diversified Consumer Services
Harbor Purchaser, Inc.	Second Lien Term Loan	(8)(10)	SOFR +	8.50	%,	0.50	% Floor	13.85%	4/8/2030	12,500,000	12,297,218	11,785,188	1.0%
Total Diversified Consumer Services											12,297,218	11,785,188	1.0%

Financial Services
Advisor Group Holdings, Inc.	Unsecured Note	(8)(11)	N/A					10.75%	8/1/2027	825,629	805,744	847,153	0.1%
Beacon Pointe Harmony, LLC	First Lien Term Loan	(10)	SOFR +	5.50	%,	0.75	% Floor	10.84%	12/29/2028	28,347,500	27,943,126	28,205,763	2.3%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.50	%,	0.75	% Floor	10.84%	12/29/2028	11,118,025	10,861,764	11,062,435	0.9%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	5.50	%,	0.75	% Floor	10.84%	12/29/2028	11,250,812	11,147,789	11,185,644	0.9%
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	(9)	SOFR +	5.50	%,	0.75	% Floor	10.84%	12/29/2027	—	(34,943)	(15,000)	0.0%
Choreo Buyer, LLC	First Lien Term Loan	(10)	SOFR +	5.25	%,	1.00	% Floor	10.59%	2/18/2028	5,177,025	5,101,374	5,103,511	0.4%
Choreo Buyer, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.25	%,	1.00	% Floor	10.59%	3/20/2026	—	(111,678)	(220,952)	0.0%
Edelman Financial Center	Second Lien Term Loan	(8)(10)	SOFR +	5.25%				10.59%	10/6/2028	20,000,000	19,950,790	20,075,000	1.6%
Ivy Hill Asset Management, L.P.	Unsecured Note		N/A					9.00%	6/29/2028	4,300,000	4,300,000	4,336,120	0.4%
Kestra Advisor Services Holdings A, Inc.	Second Lien Term Loan	(10)	SOFR +	6.00%				11.34%	9/22/2031	50,000,000	49,505,592	50,342,500	4.1%
LendingTree, Inc.	First Lien Term Loan	(10)	SOFR +	5.75	%,	1.50	% Floor	11.09%	3/27/2031	7,312,500	7,132,269	7,129,688	0.6%
LendingTree, Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.75	%,	1.50	% Floor	11.09%	3/27/2025	—	(43,924)	(75,000)	0.0%
Minotaur Acquisition, Inc.	First Lien Term Loan	(10)	SOFR +	5.00	%,	1.00	% Floor	10.35%	5/10/2030	20,406,977	20,002,651	19,998,837	1.6%
Minotaur Acquisition, Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.00	%,	1.00	% Floor	10.35%	5/11/2026	—	(33,610)	(68,023)	0.0%
Minotaur Acquisition, Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.00	%,	1.00	% Floor	10.35%	5/12/2025	—	(33,610)	(68,023)	0.0%
Minotaur Acquisition, Inc.	First Lien Revolving Loan	(9)	SOFR +	5.00	%,	1.00	% Floor	10.35%	5/10/2030	—	(40,292)	(40,814)	0.0%
More Cowbell II LLC	First Lien Term Loan	(10)	SOFR +	6.00	%,	0.75	% Floor	11.09%	9/2/2030	49,853,277	48,709,676	49,853,277	4.1%
More Cowbell II LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	6.00	%,	0.75	% Floor	11.09%	9/1/2025	—	(39,998)	—	0.0%
More Cowbell II LLC	First Lien Revolving Loan	(9)(10)	SOFR +	6.00	%,	0.75	% Floor	11.33%	9/3/2029	3,048,780	2,896,359	3,048,781	0.3%
New Mountain Guardian IV Income Rated Feeder II, Ltd.	Unsecured Note	(9)(10)	SOFR +	8.40%				13.73%	4/3/2037	500,000	500,000	500,000	0.0%
Petra Borrower, LLC	First Lien Term Loan	(10)	SOFR +	5.75	%,	1.00	% Floor	11.09%	11/15/2030	17,830,313	17,412,548	17,495,103	1.4%
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.75	%,	1.00	% Floor	11.09%	5/15/2025	—	(78,595)	(129,250)	0.0%
Petra Borrower, LLC	First Lien Revolving Loan	(9)(10)	SOFR +	5.75	%,	1.00	% Floor	11.09%	11/15/2029	1,375,000	1,312,407	1,323,300	0.1%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.50	%,	1.00	% Floor	10.85%	10/4/2027	21,851,705	21,664,843	21,580,744	1.8%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.50	%,	1.00	% Floor	10.83%	10/4/2027	2,442,500	2,415,744	2,412,213	0.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.50	%,	1.00	% Floor	10.83%	10/4/2027	2,447,732	2,391,327	2,417,380	0.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.50	%,	1.00	% Floor	10.83%	10/4/2027	25,777,115	25,720,756	25,457,479	2.1%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	5.50	%,	1.00	% Floor	10.83%	10/4/2027	3,147,162	2,991,634	2,900,838	0.2%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	(9)	SOFR +	5.50	%,	1.00	% Floor	10.83%	10/4/2027	—	—	(18,600)	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	(9)	SOFR +	5.50	%,	1.00	% Floor	10.83%	10/4/2027	—	(1,346)	(6,200)	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	(9)	SOFR +	5.50	%,	1.00	% Floor	10.83%	10/4/2027	—	(25,437)	(14,076)	0.0%
TA/WEG Intermediate Holdings, LLC	Unsecured Note		N/A					15.00%	5/26/2033	12,486,916	12,171,948	12,295,866	1.0%
Total Financial Services											294,494,907	296,915,692	24.4%

										Par			Percentage
	Type of		Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3 4	Investment	Footnotes	and Spread					Rate	Maturity [5]	Units	Cost [6]	Fair Value	Assets [7]
Health Care Providers & Services
Acentra Holdings, LLC	First Lien Term Loan	(10)	SOFR +	5.50	%,	0.50	% Floor	10.83%	12/17/2029	14,931,916	14,395,787	14,715,404	1.2%
Acentra Holdings, LLC	First Lien Term Loan	(10)	SOFR +	5.50	%,	0.50	% Floor	10.83%	12/17/2029	2,890,328	2,848,311	2,848,419	0.2%
Acentra Holdings, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.50	%,	0.50	% Floor	10.83%	3/19/2026	—	(62,266)	(126,368)	0.0%
Acentra Holdings, LLC	First Lien Revolving Loan	(9)(10)	SOFR +	5.50	%,	0.50	% Floor	10.83%	12/17/2029	335,371	320,788	334,481	0.0%
Belmont Buyer, Inc.	First Lien Term Loan	(10)	SOFR +	6.50	%,	1.00	% Floor	11.78%	6/21/2029	18,274,709	17,785,782	18,353,291	1.5%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	6.50	%,	1.00	% Floor	11.78%	6/21/2029	3,870,640	3,759,419	3,889,315	0.3%
Belmont Buyer, Inc.	First Lien Revolving Loan	(9)	SOFR +	6.50	%,	1.00	% Floor	11.78%	6/21/2029	—	(54,188)	9,375	0.0%
Continental Buyer Inc.	First Lien Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	10.58%	4/2/2031	20,789,809	20,484,782	20,477,962	1.7%
Continental Buyer Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.25	%,	0.75	% Floor	10.58%	4/2/2026	—	(59,029)	(122,293)	0.0%
Continental Buyer Inc.	First Lien Revolving Loan	(9)	SOFR +	5.25	%,	0.75	% Floor	10.58%	4/2/2031	—	(44,245)	(45,860)	0.0%
CORA Health Holdings Corp.	First Lien Term Loan	(10)	SOFR +	5.75	%,	1.00	% Floor	11.32%	6/15/2027	14,147,169	14,030,360	12,466,363	1.0%
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.75	%,	1.00	% Floor	11.25%	6/15/2027	237,150	236,175	208,974	0.0%
Giving Home Health Care	First Lien Term Loan	(10)	SOFR +	6.00	%,	1.00	% Floor	11.32%	4/26/2029	50,000,000	49,824,876	49,604,950	4.1%
Kwol Acquisition Inc	First Lien Term Loan	(10)	SOFR +	6.25	%,	0.75	% Floor	11.51%	12/12/2029	2,415,196	2,358,442	2,371,723	0.2%
Kwol Acquisition Inc	First Lien Revolving Loan	(9)(10)	SOFR +	6.25	%,	0.75	% Floor	11.60%	12/12/2029	82,188	74,618	76,270	0.0%
MB2 Dental Solutions, LLC	First Lien Term Loan	(10)	SOFR +	6.00	%,	0.75	% Floor	11.33%	2/13/2031	54,665,987	54,160,579	54,956,671	4.5%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	6.00	%,	0.75	% Floor	11.33%	2/13/2026	—	—	59,665	0.0%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	6.00	%,	0.75	% Floor	11.33%	2/15/2027	—	—	35,799	0.0%
MB2 Dental Solutions, LLC	First Lien Revolving Loan	(9)(12)	ABR +	5.00%				13.50%	2/13/2031	493,705	472,483	493,705	0.0%
Mirra-PrimeAccess Holdings, LLC	First Lien Term Loan	(10)	SOFR +	6.50	%,	1.00	% Floor	11.96%	7/29/2026	24,312,500	24,076,953	22,205,416	1.8%
Mirra-PrimeAccess Holdings, LLC	First Lien Revolving Loan	(9)(10)	SOFR +	6.50	%,	1.00	% Floor	11.96%	7/29/2026	2,055,000	1,994,948	1,817,533	0.1%
Next Holdco, LLC	First Lien Term Loan	(10)	SOFR +	6.00	%,	0.75	% Floor	11.32%	11/11/2030	9,218,044	9,090,719	9,088,162	0.7%
Next Holdco, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	6.00	%,	0.75	% Floor	11.32%	11/10/2025	—	(16,182)	(33,387)	0.0%
Next Holdco, LLC	First Lien Revolving Loan	(9)	SOFR +	6.00	%,	0.75	% Floor	11.32%	11/9/2029	—	(11,909)	(12,531)	0.0%
One Call Corporation	First Lien Term Loan	(8)(10)	SOFR +	5.50	%,	0.75	% Floor	11.09%	4/22/2027	16,457,584	15,664,042	15,660,460	1.3%
SpecialtyCare, Inc.	First Lien Term Loan	(10)	SOFR +	5.75	%,	1.00	% Floor	11.31%	6/19/2028	13,382,082	13,124,570	12,587,720	1.0%
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.75	%,	1.00	% Floor	11.33%	6/19/2028	104,373	103,315	98,178	0.0%
SpecialtyCare, Inc.	First Lien Revolving Loan	(9)(10)	SOFR +	4.00%				9.44%	6/18/2026	403,683	391,121	340,623	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Term Loan	(10)	SOFR +	5.00	%,	0.75	% Floor	10.33%	1/2/2029	23,948,750	23,694,782	23,972,699	2.0%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.00	%,	0.75	% Floor	10.33%	1/2/2029	5,375,083	5,323,990	5,380,459	0.4%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.00	%,	0.75	% Floor	10.33%	4/28/2026	—	(51,125)	(52,500)	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	(9)	SOFR +	5.00	%,	0.75	% Floor	10.33%	12/29/2026	—	(26,221)	—	0.0%
Trinity Partners Holdings, LLC	First Lien Term Loan	(10)	SOFR +	5.50	%,	0.75	% Floor	10.98%	12/21/2028	26,933,245	26,640,296	26,933,245	2.2%
Trinity Partners Holdings, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.50	%,	0.75	% Floor	10.98%	6/21/2025	—	(32,973)	—	0.0%
TST Intermediate Holdings, LLC	First Lien Term Loan	(10)	SOFR +	5.75	%,	1.00	% Floor	11.19%	11/27/2026	12,168,243	12,071,232	12,092,191	1.0%
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	5.75	%,	1.00	% Floor	11.19%	11/27/2026	7,801,442	7,775,652	7,723,837	0.6%
Total Health Care Providers & Services											320,345,884	318,409,949	26.1%

										Par			Percentage
	Type of		Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3 4	Investment	Footnotes	and Spread					Rate	Maturity [5]	Units	Cost [6]	Fair Value	Assets [7]
Health Care Technology
Ellkay, LLC	First Lien Term Loan	(10)	SOFR +	7.50	%,	1.00	% Floor	12.97%	9/14/2027	28,232,148	27,771,774	22,493,700	1.8%
Ellkay, LLC	First Lien Revolving Loan	(9)	SOFR +	7.50	%,	1.00	% Floor	12.97%	9/14/2027	—	(31,659)	(440,395)	0.0%
FINThrive Software Intermediate Holdings, Inc.	Second Lien Term Loan	(10)	SOFR +	6.75	%,	0.50	% Floor	12.21%	12/17/2029	21,518,900	21,148,134	17,131,196	1.4%
Homecare Software Solutions LLC	First Lien Term Loan	(10)	SOFR +	5.00	%,	0.75	% Floor	10.33%	6/16/2031	11,721,698	11,605,858	11,604,481	1.0%
Homecare Software Solutions LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	5.00	%,	0.75	% Floor	10.33%	6/15/2026	535,849	511,562	492,311	0.0%
Homecare Software Solutions LLC	First Lien Revolving Loan	(9)	SOFR +	5.00	%,	0.75	% Floor	10.33%	6/16/2031	—	—	(16,745)	0.0%
Imagine Acquisitionco, LLC	First Lien Term Loan	(10)	SOFR +	5.00	%,	1.00	% Floor	10.43%	11/16/2027	28,215,434	27,972,029	28,215,434	2.3%
Imagine Acquisitionco, LLC	First Lien Revolving Loan	(9)	SOFR +	5.00	%,	1.00	% Floor	10.43%	11/16/2027	—	(39,085)	—	0.0%
Total Health Care Technology											88,938,612	79,479,982	6.5%

Insurance
Amerilife Holdings LLC	First Lien Term Loan	(10)	SOFR +	5.75	%,	0.75	% Floor	11.08%	8/31/2029	68,825,362	68,168,691	68,137,108	5.6%
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.75	%,	0.75	% Floor	11.08%	10/20/2025	—	—	(1,812)	0.0%
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.75	%,	0.75	% Floor	11.08%	6/17/2026	—	(100,977)	(92,474)	0.0%
Amerilife Holdings LLC	First Lien Revolving Loan	(9)	SOFR +	5.75	%,	0.75	% Floor	11.08%	8/31/2028	—	(73,222)	(68,910)	0.0%
Ardonagh Finco B.V.	First Lien Term Loan	(10)	SOFR +	4.75	%,	0.50	% Floor	10.04%	2/18/2031	6,867,470	6,769,478	6,848,241	0.6%
Ardonagh Finco B.V.	First Lien Delayed Draw Term Loan	(9)	SOFR +	4.75	%,	0.50	% Floor	10.04%	2/28/2025	—	(4,516)	(1,771)	0.0%
Archer Acquisition, LLC	First Lien Term Loan	(10)	SOFR +	6.25	%,	1.00	% Floor	11.68%	10/5/2029	14,672,503	14,471,107	14,468,555	1.2%
Archer Acquisition, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	6.25	%,	1.00	% Floor	11.68%	10/5/2029	334,330	299,058	265,452	0.0%
Archer Acquisition, LLC	First Lien Revolving Loan	(9)	SOFR +	6.25	%,	1.00	% Floor	11.68%	10/5/2029	—	(3,940)	(4,149)	0.0%
Babylon Buyer, Inc.	First Lien Term Loan	(10)	SOFR +	5.75	%,	0.75	% Floor	11.08%	3/8/2030	36,521,401	35,640,951	35,633,931	2.9%
Babylon Buyer, Inc.	First Lien Revolving Loan	(10)	SOFR +	5.75	%,	0.75	% Floor	11.08%	3/8/2030	1,478,599	1,443,574	1,442,669	0.1%
Captive Resources Midco, LLC	First Lien Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	10.59%	7/2/2029	31,489,540	31,038,496	31,306,901	2.6%
Captive Resources Midco, LLC	First Lien Revolving Loan	(9)	SOFR +	5.25	%,	0.75	% Floor	10.59%	7/1/2028	—	(29,377)	(12,776)	0.0%
Euclid Transactional, LLC	First Lien Term Loan	(10)	SOFR +	5.50	%,	0.75	% Floor	12.26%	10/2/2028	71,560,889	70,487,756	71,560,889	5.9%
Foundation Risk Partners, Corp.	First Lien Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	10.58%	10/29/2030	4,592,306	4,587,364	4,541,490	0.4%
Foundation Risk Partners, Corp.	First Lien Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	10.58%	10/29/2030	41,963,020	40,740,323	41,543,390	3.4%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.25	%,	0.75	% Floor	10.58%	10/27/2028	19,611,001	19,149,816	19,414,891	1.6%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.25	%,	0.75	% Floor	10.58%	5/22/2026	—	(47,004)	(95,625)	0.0%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	10.58%	10/29/2030	5,698,751	5,698,751	5,641,764	0.5%
Foundation Risk Partners, Corp.	First Lien Revolving Loan	(9)	SOFR +	5.25	%,	0.75	% Floor	10.58%	10/29/2029	—	(196,549)	(44,072)	0.0%
Galway Borrower LLC	First Lien Term Loan	(10)	SOFR +	5.75	%,	0.75	% Floor	11.08%	9/29/2028	13,860,000	13,625,086	13,912,668	1.1%
Galway Borrower LLC	First Lien Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	10.68%	9/29/2028	64,039,544	63,569,820	63,937,081	5.2%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.75	%,	0.75	% Floor	10.68%	2/9/2026	—	(36,599)	(74,334)	0.0%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.25	%,	0.75	% Floor	11.08%	10/28/2024	—	(262,784)	(199,500)	0.0%
Galway Borrower LLC	First Lien Revolving Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	10.69%	10/2/2028	700,779	667,046	694,221	0.1%
Galway Borrower LLC	First Lien Revolving Loan	(9)	SOFR +	5.25	%,	0.75	% Floor	10.69%	10/2/2028	—	(9,544)	(1,611)	0.0%
OneDigital Borrower LLC	Second Lien Term Loan	(10)	SOFR +	5.25	%,	0.50	% Floor	10.68%	7/2/2032	20,000,000	19,900,000	19,900,400	1.6%
RSC Acquisition, Inc	First Lien Term Loan	(10)	SOFR +	5.50	%,	0.75	% Floor	10.98%	11/1/2029	4,093,259	4,054,692	4,019,989	0.3%
RSC Acquisition, Inc	First Lien Term Loan	(10)	SOFR +	5.50	%,	0.75	% Floor	10.98%	11/1/2029	1,545,160	1,530,665	1,517,502	0.1%
RSC Acquisition, Inc	First Lien Term Loan	(10)	SOFR +	5.50	%,	0.75	% Floor	10.98%	11/1/2029	2,961,036	2,932,815	2,908,034	0.2%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.50	%,	0.75	% Floor	11.00%	11/1/2029	32,540,148	32,540,148	31,957,679	2.6%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.50	%,	0.75	% Floor	11.00%	11/1/2029	2,321,943	2,299,924	2,280,381	0.2%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	6.00	%,	0.75	% Floor	11.35%	11/1/2029	18,279,836	18,274,294	18,214,028	1.5%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	5.50	%,	0.75	% Floor	11.35%	11/1/2029	2,194,286	2,100,718	2,174,013	0.2%
Worldwide Insurance Network, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.00	%,	0.75	% Floor	10.34%	5/28/2026	—	(142,553)	(289,176)	0.0%
Worldwide Insurance Network, LLC	First Lien Term Loan	(10)	SOFR +	5.00	%,	0.75	% Floor	10.34%	5/28/2030	24,221,591	23,861,019	23,858,267	2.0%
Total Insurance											482,944,526	485,293,333	39.9%

IT Services
Auctane Holdings, LLC	First Lien Term Loan	(10)	SOFR +	5.75	%,	0.75	% Floor	11.18%	10/5/2028	39,100,000	38,564,830	38,808,809	3.2%
Auctane Holdings, LLC	First Lien Term Loan	(10)	SOFR +	5.75	%,	0.75	% Floor	11.18%	10/5/2028	12,829,688	12,653,315	12,734,141	1.0%
Bottomline Technologies, Inc.	First Lien Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	10.59%	5/14/2029	86,837,884	85,508,319	85,257,435	7.0%
Bottomline Technologies, Inc.	First Lien Revolving Loan	(9)	SOFR +	5.25	%,	0.75	% Floor	10.59%	5/15/2028	—	(94,890)	(134,050)	0.0%
DCert Buyer, Inc.	Second Lien Term Loan	(8)(10)	SOFR +	7.00%				12.34%	2/19/2029	8,259,167	8,148,500	7,412,602	0.6%
Ensono, Inc.	Second Lien Term Loan	(10)	SOFR +	8.00%				13.46%	5/28/2029	6,750,000	6,704,359	6,608,925	0.5%
Evergreen Services Group PIK Holdco, LLC	Unsecured Note		N/A					13.75%	4/7/2031	6,400,000	6,246,400	6,240,000	0.5%
Evergreen Services Group PIK Holdco, LLC	Unsecured Note	(9)	N/A					13.75%	4/7/2031	2,640,000	2,553,240	2,550,000	0.2%
Helpsystems Holdings, Inc.	Second Lien Term Loan	(10)	SOFR +	6.75	%,	0.75	% Floor	12.20%	11/19/2027	10,000,000	10,000,000	8,443,000	0.7%
Lytx, Inc.	First Lien Term Loan	(10)	SOFR +	5.00	%,	1.00	% Floor	10.43%	2/28/2028	19,660,804	19,660,804	19,629,518	1.6%
Ministry Brands Holdings, LLC	First Lien Term Loan	(10)	SOFR +	5.50	%,	0.75	% Floor	10.94%	12/28/2028	17,258,121	17,139,363	17,020,926	1.4%
Ministry Brands Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.50	%,	0.75	% Floor	10.94%	12/28/2028	1,745,037	1,737,702	1,721,054	0.1%
Ministry Brands Holdings, LLC	First Lien Revolving Loan	(9)	SOFR +	5.50	%,	0.75	% Floor	10.94%	12/30/2027	—	(9,883)	(23,295)	0.0%
Neptune BidCo US Inc.	Second Lien Term Loan	(10)	SOFR +	9.75	%,	0.75	% Floor	15.16%	10/11/2029	5,357,143	5,223,048	5,276,786	0.4%
Vision Solutions, Inc.	Second Lien Term Loan	(10)	SOFR +	7.25	%,	0.75	% Floor	12.84%	4/23/2029	10,000,000	9,914,207	9,454,000	0.8%
WWEX Uni Topco Holdings, LLC	Second Lien Term Loan	(10)	SOFR +	7.00	%,	0.75	% Floor	12.60%	7/26/2029	20,000,000	19,521,743	18,562,000	1.5%
Total IT Services											243,471,057	239,561,851	19.6%

										Par			Percentage
	Type of		Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3 4	Investment	Footnotes	and Spread					Rate	Maturity [5]	Units	Cost [6]	Fair Value	Assets [7]
Professional Services
Accordion Partners LLC	First Lien Term Loan	(10)	SOFR +	6.00	%,	0.75	% Floor	11.33%	8/29/2029	22,940,114	22,522,377	22,653,363	1.9%
Accordion Partners LLC	First Lien Term Loan	(10)	SOFR +	6.25	%,	0.75	% Floor	11.60%	8/29/2029	2,013,673	1,961,181	2,009,646	0.2%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	6.00	%,	0.75	% Floor	11.33%	8/31/2028	2,523,448	2,476,471	2,491,905	0.2%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	6.25	%,	0.75	% Floor	11.58%	8/29/2029	2,013,673	1,963,438	2,009,646	0.2%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	6.25	%,	0.75	% Floor	11.57%	8/29/2028	3,048,580	2,972,534	3,042,482	0.2%
Accordion Partners LLC	First Lien Revolving Loan	(9)(10)	SOFR +	6.25	%,	0.75	% Floor	11.57%	8/31/2028	1,017,007	985,230	1,012,939	0.1%
ALKU Intermediate Holdings, LLC	First Lien Term Loan	(10)	SOFR +	6.25	%,	0.75	% Floor	11.59%	5/23/2029	3,667,935	3,588,307	3,690,309	0.3%
ALKU Intermediate Holdings, LLC	First Lien Term Loan	(10)	SOFR +	5.50	%,	0.75	% Floor	10.84%	5/23/2029	405,505	397,932	397,760	0.0%
Baker Tilly Advisory Group, L.P.	First Lien Term Loan	(10)	SOFR +	5.00	%,	0.75	% Floor	10.34%	6/3/2031	17,429,577	17,169,934	17,168,134	1.4%
Baker Tilly Advisory Group, L.P.	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.00	%,	0.75	% Floor	10.34%	6/3/2026	—	(25,861)	(52,289)	0.0%
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	(9)	SOFR +	5.00	%,	0.75	% Floor	10.34%	6/3/2030	—	(56,888)	(57,518)	0.0%
BDO USA, P.C.	First Lien Term Loan	(10)	SOFR +	6.00	%,	2.00	% Floor	11.34%	8/31/2038	13,432,331	13,190,132	13,451,136	1.1%
Cherry Bekaert Advisory LLC	First Lien Term Loan	(10)	SOFR +	5.50	%,	0.75	% Floor	10.84%	6/30/2028	4,342,188	4,265,995	4,264,028	0.3%
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.50	%,	0.75	% Floor	10.84%	10/11/2024	—	(47,808)	(101,250)	0.0%
Explorer Investor, Inc	First Lien Term Loan	(10)	SOFR +	6.00	%,	0.50	% Floor	11.34%	6/28/2029	28,480,687	27,173,614	27,056,653	2.2%
Geosyntec Consultants, Inc.	First Lien Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	10.59%	5/18/2029	10,284,120	10,145,452	10,012,619	0.8%
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	10.59%	5/18/2029	2,180,848	2,159,193	2,123,273	0.2%
Geosyntec Consultants, Inc.	First Lien Revolving Loan	(9)	SOFR +	5.25	%,	0.75	% Floor	10.59%	5/18/2027	—	(19,623)	(42,478)	0.0%
IG Investments Holdings, LLC	First Lien Term Loan	(10)	SOFR +	6.00	%,	0.75	% Floor	11.43%	9/22/2028	63,156,286	62,308,707	62,720,508	5.1%
IG Investments Holdings, LLC	First Lien Term Loan	(10)	SOFR +	6.00	%,	0.75	% Floor	11.43%	9/22/2028	4,874,687	4,842,907	4,841,051	0.4%
IG Investments Holdings, LLC	First Lien Revolving Loan	(9)	SOFR +	6.00	%,	0.75	% Floor	11.43%	9/22/2027	—	(54,337)	(34,899)	0.0%
MBO Partners, Inc.	First Lien Term Loan	(10)	SOFR +	7.75	%,	1.00	% Floor	13.23%	5/23/2028	43,987,500	42,914,258	43,288,099	3.6%
MBO Partners, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR +	7.75	%,	1.00	% Floor	13.21%	5/23/2028	12,362,549	12,118,441	12,165,985	1.0%
OMNIA Partners LLC	Second Lien Term Loan	(10)	SOFR +	5.00%				10.35%	5/31/2032	10,000,000	9,950,000	10,110,000	0.8%
PAS Parent Inc.	First Lien Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	10.71%	12/29/2028	1,870,313	1,870,313	1,851,609	0.2%
PAS Parent Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.25	%,	0.75	% Floor	10.71%	6/26/2026	—	—	(56,250)	0.0%
PAS Parent Inc.	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	5.50	%,	0.75	% Floor	10.84%	12/29/2028	5,478,356	5,352,777	5,388,473	0.4%
PAS Parent Inc.	First Lien Revolving Loan	(9)(10)	SOFR +	5.25	%,	0.75	% Floor	10.71%	12/30/2027	197,433	180,142	187,433	0.0%
People 2.0, Inc.	First Lien Term Loan	(10)	SOFR +	7.50	%,	1.00	% Floor	12.83%	7/12/2028	44,703,750	44,033,320	43,657,682	3.6%
Williams Marston, LLC	First Lien Term Loan	(10)	SOFR +	5.75	%,	1.00	% Floor	11.20%	8/25/2028	15,682,212	15,211,745	15,159,994	1.2%
Williams Marston, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.75	%,	1.00	% Floor	11.20%	8/26/2024	—	(35,923)	(85,043)	0.0%
Williams Marston, LLC	First Lien Revolving Loan	(9)(10)	SOFR +	5.75	%,	1.00	% Floor	11.20%	8/25/2028	127,692	81,158	53,280	0.0%
Total Professional Services											309,595,119	310,378,282	25.5%

Real Estate Management & Development
2-10 Holdco, Inc.	First Lien Term Loan	(10)	SOFR +	6.00	%,	0.75	% Floor	11.44%	3/26/2026	46,978,924	46,651,498	46,978,924	3.9%
2-10 Holdco, Inc.	First Lien Revolving Loan	(9)	SOFR +	6.00	%,	0.75	% Floor	11.44%	3/26/2026	—	(18,004)	—	0.0%
Accuserve Solutions, Inc.	First Lien Term Loan	(10)	SOFR +	5.25	%,	1.00	% Floor	10.42%	3/15/2030	63,700,781	63,784,637	62,758,009	5.1%
Accuserve Solutions, Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.25	%,	1.00	% Floor	10.42%	3/15/2030	355,371	337,781	(91,644)	0.0%
Accuserve Solutions, Inc.	First Lien Revolving Loan	(9)(10)	SOFR +	5.25	%,	1.00	% Floor	10.56%	3/15/2030	1,470,928	1,427,548	1,373,643	0.1%
Freedom Mortgage Corp	Unsecured Note	(8)(11)	N/A					12.25%	10/1/2030	2,333,333	2,290,077	2,508,053	0.2%
Freedom Mortgage Holdings LLC	Unsecured Note	(8)	N/A					9.13%	5/15/2031	15,000,000	15,013,274	14,596,500	1.2%
Southpaw AP Buyer, LLC	First Lien Term Loan	(10)	SOFR +	5.50	%,	1.00	% Floor	10.98%	3/2/2028	10,735,730	10,580,369	10,574,694	0.9%
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.50	%,	1.00	% Floor	10.98%	4/30/2026	—	(6,240)	(13,021)	0.0%
Southpaw AP Buyer, LLC	First Lien Revolving Loan	(9)	SOFR +	5.50	%,	1.00	% Floor	10.98%	3/2/2028	—	(12,652)	(13,021)	0.0%
Titan Home Improvement, LLC	First Lien Term Loan	(10)	SOFR +	6.00	%,	1.00	% Floor	11.35%	5/31/2030	24,558,140	24,070,505	24,066,977	2.0%
Titan Home Improvement, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	6.00	%,	1.00	% Floor	11.35%	6/2/2026	4,604,651	(45,445)	(92,093)	0.0%
Titan Home Improvement, LLC	First Lien Revolving Loan	(9)	SOFR +	6.00	%,	1.00	% Floor	11.35%	5/31/2030	3,837,209	(75,658)	(76,744)	0.0%
Total Real Estate Management & Development											163,997,689	162,570,277	13.3%

Software
Anaplan Inc.	First Lien Term Loan	(10)	SOFR +	5.75	%,	0.75	% Floor	11.08%	6/21/2029	20,672,334	20,338,966	20,612,384	1.7%
Anaplan Inc.	First Lien Revolving Loan	(9)	SOFR +	5.75	%,	0.75	% Floor	11.08%	6/21/2028	—	(20,468)	(4,483)	0.0%

										Par			Percentage
	Type of		Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3 4	Investment	Footnotes	and Spread					Rate	Maturity [5]	Units	Cost [6]	Fair Value	Assets [7]
Diligent Corporation	First Lien Term Loan	(10)	SOFR +	5.00	%,	0.75	% Floor	10.34%	8/6/2030	7,811,626	7,452,529	7,754,601	0.6%
Diligent Corporation	First Lien Term Loan	(10)	SOFR +	5.00	%,	0.75	% Floor	10.34%	8/6/2030	45,567,846	45,416,584	45,235,201	3.7%
Diligent Corporation	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.00	%,	0.75	% Floor	10.34%	4/30/2026	—	(30,127)	(30,105)	0.0%
Diligent Corporation	First Lien Revolving Loan	(9)	SOFR +	5.00	%,	0.75	% Floor	10.34%	8/6/2030	—	(58,353)	(43,775)	0.0%
GovDelivery Holdings LLC	First Lien Term Loan	(10)	SOFR +	5.75	%,	0.75	% Floor	11.08%	1/17/2031	15,579,477	15,437,949	15,417,450	1.3%
GovDelivery Holdings LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.75	%,	0.75	% Floor	11.08%	1/19/2026	—	(12,316)	(24,066)	0.0%
GovDelivery Holdings LLC	First Lien Revolving Loan	(9) (12)	ABR +	4.25%				12.75%	1/17/2031	35,088	14,582	14,254	0.0%
GS Acquisitionco, Inc.	First Lien Term Loan	(10)	SOFR +	5.25	%,	1.00	% Floor	10.58%	5/22/2028	36,558,592	36,417,593	36,448,916	3.0%
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	(9) (10)	SOFR +	5.25	%,	1.00	% Floor	10.58%	5/22/2028	230,112	219,996	217,153	0.0%
GS Acquisitionco, Inc.	First Lien Revolving Loan	(9) (10)	SOFR +	5.25	%,	1.00	% Floor	10.58%	5/22/2028	144,000	138,944	140,760	0.0%
Hyland Software, Inc	First Lien Term Loan	(10)	SOFR +	6.00	%,	0.75	% Floor	11.34%	9/19/2030	25,174,400	24,833,988	24,824,476	2.0%
Hyland Software, Inc	First Lien Revolving Loan	(9)	SOFR +	6.00	%,	0.75	% Floor	11.34%	9/19/2029	—	(15,640)	(16,667)	0.0%
Mandolin Technology Intermediate Holdings, Inc.	Second Lien Term Loan	(10)	SOFR +	6.50	%,	1.00	% Floor	11.98%	7/30/2029	17,500,000	17,368,179	15,590,750	1.3%
Maverick 1 LLC	Second Lien Term Loan	(10)	SOFR +	6.75	%,	0.75	% Floor	12.23%	5/18/2029	9,000,000	8,968,240	8,634,600	0.7%
Orion Advisor Solutions, Inc.	Second Lien Term Loan	(10)	SOFR +	8.50	%,	1.00	% Floor	13.83%	9/24/2028	16,622,948	16,526,392	16,539,833	1.4%
Simplifi Holdings, Inc.	First Lien Term Loan	(10)	SOFR +	5.50	%,	0.75	% Floor	10.94%	10/1/2027	26,430,723	26,100,148	26,430,723	2.2%
Simplifi Holdings, Inc.	First Lien Revolving Loan	(9) (10)	SOFR +	5.50	%,	0.75	% Floor	10.94%	10/1/2027	433,735	407,701	433,735	0.0%
Syntax Systems Limited	First Lien Term Loan	(10)	SOFR +	5.00	%,	0.75	% Floor	10.44%	10/29/2028	10,540,306	10,471,739	10,434,903	0.9%
Tamarack Intermediate, LLC	First Lien Term Loan	(10)	SOFR +	5.50	%,	0.75	% Floor	11.00%	3/13/2028	21,054,687	20,767,437	20,732,551	1.7%
Tamarack Intermediate, LLC	First Lien Revolving Loan	(9)	SOFR +	5.50	%,	0.75	% Floor	11.00%	3/13/2028	—	(43,296)	(53,789)	0.0%
Total Software											250,700,767	249,289,405	20.4%

Total Debt Investments											2,270,944,208	2,259,416,663	185.3%

				Par			Percentage
	Type of	Interest		Amount			of Net
Portfolio Company 1 2 3	Investment	Rate	Acquisition Date	/ Units	Cost [4]	Fair Value	Assets [5]
Preferred Equity - 2.8%
Health Care Technology
Imagine Acquisitionco, LLC	Equity	N/A	11/16/2021	2,000,000	2,000,000	2,911,054	0.2%
Total Health Care Technology					2,000,000	2,911,054	0.2%

Insurance
Galway Borrower, LLC	Equity	14.00%	4/28/2023	11,367,778	11,112,542	11,260,921	0.9%
RSC Topco, Inc.	Equity	13.25%	8/14/2023	5,616,888	5,479,448	5,543,869	0.5%
Total Insurance					16,591,990	16,804,789	1.4%

Real Estate Management & Development
ACC Ultimate Holdings, L.P.	Equity	N/A	5/8/2024	3,750,000	3,750,000	3,750,000	0.3%
Total Real Estate Management & Development					3,750,000	3,750,000	0.3%

Software
GT Polaris Holdings, Inc	Equity	12.50%	6/6/2022	10,618,747	10,474,768	10,219,483	0.8%
Total Software					10,474,768	10,219,483	0.8%

Total Preferred Equity Investments					32,816,757	33,685,326	2.8%

Common Equity and Warrants - 0.9%
Capital Markets
Resolute Investment Managers, Inc.	Equity	N/A	12/29/2023	48,483	1,216,681	1,226,911	0.1%
Total Capital Markets					1,216,681	1,226,911	0.1%

Financial Services
THL Fund IX Investors (Plymouth), L.P.	Equity	N/A	9/1/2023	3,731,779	3,731,779	3,747,766	0.3%
Total Financial Services					3,731,779	3,747,766	0.3%

Health Care Providers & Services
Giving Home Health Care	Equity	N/A	8/19/2022	1,667	17	954,658	0.1%
Total Health Care Providers & Services					17	954,658	0.1%

Software
Spirit RR Holdings, Inc.	Equity	N/A	9/19/2022	3,585,975	3,635,318	4,745,751	0.4%
Total Software					3,635,318	4,745,751	0.4%

Total Common Equity and Warrants Investments					8,583,795	10,675,085	0.9%

Total Non-Controlled/Non-Affiliated Investments					$2,312,344,760	$2,303,777,075	188.9%
(1)	All of the Company’s investments are domiciled in the United States except for Ardonagh Finco B.V. and Syntax Systems Limited, which are domiciled in the United Kingdom and Canada, respectively.
(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940 except for Ardonagh Finco B.V., New Mountain Guardian IV Income Rated Feeder II, Ltd., and Syntax Systems Limited.
(4)	As of June 30, 2024, all investments are pledged as collateral unless otherwise stated.
(5)	The date disclosed represents the expiration of the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(6)	Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(7)	Percentage is based on net assets of $1,219,289,082 as of June 30, 2024.
(8)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(9)	This investment has an unfunded commitment as of June 30, 2024. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(10)	The interest rate on this security is subject to the Secured Overnight Financing Rate, which at June 30, 2024 was 5.34%.
(11)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $3,355,206 or 0.3% of net assets as of June 30, 2024 and are considered restricted.
(12)	The interest rate on this security is subject to the Alternate Base Rate, which at June 30, 2024 was 8.50%.

The accompanying notes are an integral part of these financial statements.

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of December 31, 2023

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /		Fair	of Net
Portfolio Company 1 2 3 4	Investment	and Spread					Rate	Maturity [5]	Units	Cost [6]	Value	Assets [7]
Non-Controlled/Non-Affiliated Investments
Debt Investments – 198.0%
Capital Markets
Project K BuyerCo, Inc.	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.46%	12/10/2027	75,727,273	$74,642,569	$75,863,582	7.7%
Project K BuyerCo, Inc.	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.46%	12/10/2027	—	(101,502)	13,909	0.0%
Project K BuyerCo, Inc.	Unsecured Note	N/A					10.00%	12/11/2028	13,812,624	13,058,782	12,530,813	1.3%
Resolute Investment Managers, Inc.	First Lien Term Loan	SOFR +	6.50	%,	1.00	% Floor [10]	12.11%	4/30/2027	3,403,352	3,403,352	3,403,352	0.3%
Total Capital Markets										91,003,201	91,811,656	9.3%
Diversified Consumer Services
Harbor Purchaser, Inc.	Second Lien Term Loan	SOFR +	8.50	%,	0.50	% Floor [10]	13.86%	4/8/2030	12,500,000	12,280,353	11,837,500	1.2%
Total Diversified Consumer Services										12,280,353	11,837,500	1.2%
Financial Services
Advisor Group Holdings, Inc. 8 11	Unsecured Note	N/A					10.75%	8/1/2027	825,629	803,131	835,826	0.1%
Beacon Pointe Harmony, LLC	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.86%	12/29/2028	28,492,500	28,046,856	28,492,500	2.9%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.86%	12/29/2028	11,174,575	10,893,615	11,174,575	1.1%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor [9] [10]	10.86%	12/29/2028	3,206,948	3,176,553	3,206,948	0.3%
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	SOFR +	5.50	%,	0.75	% Floor [9]	10.86%	12/29/2027	—	(39,927)	—	0.0%
Cliffwater, LLC	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.36%	10/7/2030	17,142,857	16,807,738	16,800,000	1.7%
Cliffwater, LLC	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.36%	10/7/2030	—	(55,197)	(57,143)	0.0%
Edelman Financial Center [8]	Second Lien Term Loan	SOFR +	6.75	% [10]			12.22%	7/20/2026	5,121,067	4,819,688	5,130,669	0.5%
GC Two Intermediate Holdings, Inc. 8 11	Unsecured Note	N/A					7.50%	4/1/2029	11,721,281	10,041,672	10,549,153	1.1%
Ivy Hill Asset Management, L.P.	Unsecured Note	N/A					9.00%	6/29/2028	4,300,000	4,300,000	4,300,000	0.4%
Millennium Trust Co., LLC [8]	First Lien Term Loan	SOFR +	4.75	%,	0.75	% Floor [10]	10.21%	3/27/2026	3,927,835	3,847,102	3,933,786	0.4%
More Cowbell II LLC	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.73%	9/2/2030	49,978,223	48,774,408	49,350,027	5.0%
More Cowbell II LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.73%	9/1/2025	—	(56,855)	(68,431)	0.0%
More Cowbell II LLC	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor 9 10	11.64%	9/3/2029	1,306,620	1,139,521	1,217,660	0.1%
Petra Borrower, LLC	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.13%	11/15/2030	17,875,000	17,431,421	17,428,125	1.8%
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [9]	11.13%	5/15/2025	—	(84,504)	(171,875)	0.0%
Petra Borrower, LLC	First Lien Revolving Loan	SOFR +	5.75	%,	1.00	% Floor [9]	11.13%	11/15/2029	—	(67,486)	(68,750)	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.23%	10/4/2027	21,964,205	21,840,298	21,777,509	2.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.23%	10/4/2027	2,455,000	2,426,283	2,434,133	0.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.23%	10/4/2027	2,460,220	2,398,089	2,439,308	0.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor 9 10	11.23%	10/4/2027	21,937,388	21,896,547	21,717,423	2.2%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	SOFR +	5.75	%,	1.00	% Floor [9]	11.23%	10/4/2027	—	—	(12,750)	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	SOFR +	5.75	%,	1.00	% Floor [9]	11.23%	10/4/2027	—	(1,346)	(4,250)	0.0%
TA/WEG Intermediate Holdings, LLC	Unsecured Note	N/A					15.00%	5/26/2033	11,591,250	11,266,403	11,282,923	1.1%
Total Financial Services										209,604,010	211,687,366	21.4%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /		Fair	of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Value	Assets [5]
Health Care Providers & Services
Belmont Buyer, Inc.	First Lien Term Loan	SOFR +	6.50	%,	1.00	% Floor [10]	11.97%	6/21/2029	18,367,006	17,847,935	18,221,906	1.8%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR +	6.50	%,	1.00	% Floor 9 10	11.97%	6/21/2029	1,735,465	1,649,516	1,701,086	0.2%
Belmont Buyer, Inc.	First Lien Revolving Loan	SOFR +	6.50	%,	1.00	% Floor [9]	11.97%	6/21/2029	—	(59,618)	(17,224)	0.0%
CNSI Holdings, LLC	First Lien Term Loan	SOFR +	6.50	%,	0.50	% Floor [10]	11.85%	12/15/2028	15,007,713	14,595,283	14,718,064	1.5%
CNSI Holdings, LLC	First Lien Revolving Loan	SOFR +	6.50	%,	0.50	% Floor 9 10	11.85%	12/17/2027	528,254	488,692	500,449	0.1%
CORA Health Holdings Corp.	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.39%	6/15/2027	14,219,079	14,084,091	12,258,166	1.2%
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.39%	6/15/2027	238,133	236,992	205,293	0.0%
Giving Home Health Care	First Lien Term Loan	SOFR +	6.50	%,	1.00	% Floor [10]	11.95%	8/19/2027	32,480,469	32,626,904	32,805,273	3.3%
Giving Home Health Care	First Lien Revolving Loan	SOFR +	6.50	%,	1.00	% Floor [9]	11.95%	8/19/2027	—	—	—	0.0%
Giving Home Health Care	Second Lien Term Loan	N/A					12.50%	2/18/2028	4,500,000	4,432,815	4,498,650	0.5%
Kwol Acquisition Inc	First Lien Term Loan	SOFR +	6.25	%,	0.75	% Floor [10]	11.43%	12/12/2029	2,421,249	2,360,966	2,360,718	0.2%
Kwol Acquisition Inc	First Lien Revolving Loan	SOFR +	6.25	%,	0.75	% Floor 9 10	11.43%	12/12/2029	98,625	90,471	90,406	0.0%
MB2 Dental Solutions, LLC	First Lien Term Loan	SOFR +	6.00	%,	1.00	% Floor [10]	11.46%	1/29/2027	10,729,401	10,584,444	10,523,378	1.1%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [10]	11.46%	1/29/2027	3,868,757	3,848,077	3,794,470	0.4%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [10]	11.46%	1/29/2027	26,496,990	26,150,769	25,988,203	2.6%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [10]	11.46%	1/29/2027	4,948,056	4,872,204	4,853,044	0.5%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.50	%,	1.00	% Floor 9 10	11.96%	1/29/2027	6,774,340	6,525,640	6,712,561	0.7%
Mirra-PrimeAccess Holdings, LLC	First Lien Term Loan	SOFR +	6.50	%,	1.00	% Floor [10]	11.97%	7/29/2026	24,437,500	24,151,306	24,229,197	2.4%
Mirra-PrimeAccess Holdings, LLC	First Lien Revolving Loan	SOFR +	6.50	%,	1.00	% Floor 9 10	11.97%	7/29/2026	685,000	624,948	661,645	0.1%
Next Holdco, LLC	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.37%	11/11/2030	9,241,147	9,104,757	9,102,530	0.9%
Next Holdco, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.37%	11/10/2025	—	(17,427)	(35,543)	0.0%
Next Holdco, LLC	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.37%	11/9/2029	—	(13,017)	(13,340)	0.0%
SpecialtyCare, Inc.	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.41%	6/19/2028	13,450,708	13,166,033	12,335,784	1.2%
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.41%	6/19/2028	104,904	103,722	96,209	0.0%
SpecialtyCare, Inc.	First Lien Revolving Loan	SOFR +	4.00	% 9 10			9.46%	6/18/2026	148,725	132,974	60,670	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.20%	1/2/2029	24,071,250	23,792,307	23,558,146	2.4%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor 9 10	11.20%	1/2/2029	5,402,357	5,329,872	5,254,262	0.5%
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	SOFR +	5.75	%,	0.75	% Floor [9]	11.20%	12/29/2026	—	(31,454)	(74,606)	0.0%
Trinity Partners Holdings LLC	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	11.03%	12/21/2028	27,071,011	26,721,997	27,071,011	2.7%
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor [9]	11.03%	6/21/2025	—	(44,249)	—	0.0%
TST Intermediate Holdings, LLC	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.03%	11/27/2026	12,230,778	12,113,817	11,901,539	1.2%
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor 9 10	11.20%	11/27/2026	6,673,558	6,647,499	6,338,611	0.6%
Total Health Care Providers & Services										262,118,266	259,700,558	26.2%

Health Care Technology
Ellkay, LLC	First Lien Term Loan	SOFR +	6.25	%,	1.00	% Floor [10]	11.78%	9/14/2027	28,238,889	27,864,692	23,496,470	2.4%
Ellkay, LLC	First Lien Revolving Loan	SOFR +	6.25	%,	1.00	% Floor [9]	11.78%	9/14/2027	—	(44,566)	(606,447)	(0.1)%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
FINThrive Software Intermediate Holdings, Inc.	Second Lien Term Loan	SOFR +	6.75	%,	0.50	% Floor [10]	12.22%	12/17/2029	21,518,900	21,118,162	17,010,690	1.7%
GraphPAD Software, LLC	First Lien Term Loan	SOFR +	5.50	%,	1.00	% Floor [10]	11.22%	4/27/2027	4,089,638	4,063,046	4,030,747	0.4%
GraphPAD Software, LLC	First Lien Term Loan	SOFR +	5.50	%,	1.00	% Floor [10]	11.22%	4/27/2027	19,600,000	19,467,716	19,317,760	1.9%
GraphPAD Software, LLC	First Lien Term Loan	SOFR +	5.50	%,	1.00	% Floor [10]	11.19%	4/27/2027	17,062,500	16,963,745	16,816,800	1.7%
GraphPAD Software, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	1.00	% Floor [10]	11.19%	4/27/2027	11,000,000	10,930,712	10,841,600	1.1%
GraphPAD Software, LLC	First Lien Revolving Loan	ABR+	5.00	%,	1.00	% Floor 9 12	13.50%	4/27/2027	1,250,000	1,236,133	1,214,000	0.1%
Imagine Acquisitionco, LLC	First Lien Term Loan	SOFR +	5.25	%,	1.00	% Floor [10]	10.74%	11/16/2027	28,360,129	28,073,570	28,360,129	2.9%
Imagine Acquisitionco, LLC	First Lien Revolving Loan	SOFR +	5.25	%,	1.00	% Floor [9]	10.74%	11/16/2027	—	(44,855)	—	0.0%
Total Health Care Technology										129,628,355	120,481,749	12.2%

									Par			Percentage of
	Type of	Reference Rate					Interest		Amount /			Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
Insurance
Accuserve	First Lien Term Loan	SOFR +	7.38	% [10]			12.80%	8/13/2029	27,310,345	26,707,605	27,005,834	2.7%
Accuserve	First Lien Delayed Draw Term Loan	SOFR +	7.38	% [9]			12.80%	8/13/2024	—	(31,584)	(29,990)	0.0%
AmeriLife Group LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.14%	8/31/2029	41,760,000	41,053,296	41,037,552	4.1%
AmeriLife Group LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor 9 10	11.14%	8/31/2029	8,702,663	8,534,130	8,521,518	0.9%
AmeriLife Group LLC	First Lien Revolving Loan	SOFR +	5.75	%,	0.75	% Floor [9]	11.14%	8/31/2028	—	(81,977)	(91,218)	0.0%
Archer Acquisition, LLC	First Lien Term Loan	SOFR +	6.25	%,	1.00	% Floor [10]	11.70%	10/5/2029	14,746,234	14,529,642	14,525,041	1.5%
Archer Acquisition, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.25	%,	1.00	% Floor [9]	11.70%	10/6/2025	—	(35,926)	(74,329)	0.0%
Archer Acquisition, LLC	First Lien Revolving Loan	SOFR +	6.25	%,	1.00	% Floor [9]	11.70%	10/5/2029	—	(4,312)	(4,478)	0.0%
Captive Resources Midco, LLC	First Lien Term Loan	SOFR +	5.25	%,	0.75	% Floor [10]	11.11%	6/29/2029	31,029,857	30,539,043	30,719,559	3.1%
Captive Resources Midco, LLC	First Lien Revolving Loan	SOFR +	5.25	%,	0.75	% Floor [9]	11.11%	7/1/2028	—	(33,031)	(22,028)	0.0%
Euclid Transactional, LLC	First Lien Term Loan	SOFR +	6.80	% [10]			12.27%	10/2/2028	71,740,741	70,556,436	71,747,915	7.2%
Foundation Risk Partners, Corp.	First Lien Term Loan	SOFR +	6.75	%,	0.75	% Floor [10]	12.20%	10/27/2028	38,669,318	37,341,926	39,028,943	3.9%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	SOFR +	6.75	%,	0.75	% Floor [10]	12.20%	10/27/2028	18,071,591	17,937,032	18,239,657	1.8%
Galway Borrower, LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.10%	9/29/2028	13,930,000	13,674,014	13,884,031	1.4%
Galway Borrower, LLC	First Lien Term Loan	SOFR +	5.25	%,	0.75	% Floor [10]	10.70%	9/29/2028	64,368,432	63,851,706	62,939,453	6.3%
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor [9]	11.10%	04/26/2024	—	(186,106)	(69,300)	0.0%
Galway Borrower, LLC	First Lien Revolving Loan	SOFR +	5.25	%,	0.75	% Floor [9]	10.70%	9/30/2027	—	(33,000)	(90,982)	0.0%
Harrington Reinsurance Holdings Limited [11]	Unsecured Note	N/A					7.25%	6/29/2031	20,000,000	19,674,444	20,219,487	2.0%
Neptune Flood Incorporated	First Lien Term Loan	SOFR +	6.25	%,	1.00	% Floor [10]	11.72%	5/8/2029	13,425,000	13,193,309	13,275,983	1.3%
Neptune Flood Incorporated	First Lien Revolving Loan	SOFR +	6.25	%,	1.00	% Floor [9]	11.72%	5/8/2029	—	(11,711)	(8,325)	0.0%
NFP Corp. 8 11	Unsecured Note	N/A					6.88%	8/15/2028	5,638,891	4,765,536	5,742,618	0.6%
OneDigital Borrower LLC	First Lien Term Loan	SOFR +	6.00	%,	0.50	% Floor [10]	11.36%	11/16/2027	18,599,247	18,431,982	18,403,955	1.9%
OneDigital Borrower LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	0.50	% Floor [9]	11.36%	9/16/2024	—	(143,664)	(102,600)	0.0%
RSC Acquisition, Inc	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	11.03%	11/1/2029	4,114,664	4,073,540	3,993,281	0.4%
RSC Acquisition, Inc	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	11.03%	11/1/2029	1,553,134	1,537,634	1,507,317	0.2%
RSC Acquisition, Inc	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	11.00%	11/1/2029	2,976,210	2,946,555	2,888,412	0.3%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	11.04%	11/1/2029	32,705,119	32,705,119	31,740,318	3.2%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	11.04%	11/1/2029	2,327,844	2,304,680	2,259,173	0.2%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.43%	11/1/2029	3,000,000	2,992,898	2,956,500	0.3%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	0.75	% Floor 9 10	11.43%	11/1/2029	1,337,143	958,058	1,032,643	0.1%
Total Insurance										427,747,274	431,175,940	43.5%
IT Services
Auctane Holdings, LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.23%	10/5/2028	39,300,000	38,698,124	38,701,659	3.9%
Auctane Holdings, LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.23%	10/5/2028	12,895,313	12,696,980	12,698,982	1.3%
Bottomline Technologies, Inc.	First Lien Term Loan	SOFR +	5.25	%,	0.75	% Floor [10]	10.61%	5/14/2029	87,279,807	85,823,048	84,216,285	8.5%
Bottomline Technologies, Inc.	First Lien Revolving Loan	SOFR +	5.25	%,	0.75	% Floor [9]	10.61%	5/15/2028	—	(107,121)	(258,525)	0.0%
Dcert Buyer, Inc.[8]	Second Lien Term Loan	SOFR +	7.00	% [10]			12.36%	2/19/2029	10,202,500	10,077,136	9,335,288	0.9%
Ensono, Inc.	Second Lien Term Loan	SOFR +	8.00	% [10]			13.47%	5/28/2029	11,250,000	11,163,608	10,703,250	1.1%
Helpsystems Holdings, Inc.	Second Lien Term Loan	SOFR +	6.75	%,	0.75	% Floor [10]	12.35%	11/19/2027	10,000,000	10,000,000	9,191,000	0.9%
Ministry Brands Purchaser, LLC	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.96%	12/28/2028	17,346,398	17,212,080	16,721,783	1.7%
Ministry Brands Purchaser, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.96%	12/28/2028	1,753,849	1,745,241	1,690,696	0.2%
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	SOFR +	5.50	%,	0.75	% Floor 9 10	10.96%	12/30/2027	903,955	892,663	842,924	0.1%
Neptune BidCo US, Inc.	Second Lien Term Loan	SOFR +	9.75	%,	0.75	% Floor [10]	15.26%	10/11/2029	12,500,000	12,164,426	12,165,000	1.2%
Vision Solutions, Inc.	Second Lien Term Loan	SOFR +	7.25	%,	0.75	% Floor [10]	12.89%	4/23/2029	30,000,000	29,776,370	27,405,000	2.8%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
WWEX Uni Topco Holdings, LLC	Second Lien Term Loan	SOFR +	7.00	%,	0.75	% Floor [10]	12.61%	7/26/2029	20,000,000	19,489,462	18,272,000	1.8%
Total IT Services										249,632,017	241,685,342	24.4%
Professional Services
Accordion Partners LLC	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.35%	8/29/2029	23,056,561	22,606,134	22,454,785	2.3%
Accordion Partners LLC	First Lien Term Loan	SOFR +	6.25	%,	0.75	% Floor [10]	11.63%	8/29/2029	2,023,844	1,966,992	2,015,546	0.2%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.38%	8/29/2029	2,536,161	2,484,494	2,469,967	0.2%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR +	6.25	%,	0.75	% Floor [10]	11.60%	8/29/2029	2,023,844	1,969,783	2,015,546	0.2%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR +	6.25	%,	0.75	% Floor 9 10	11.63%	8/29/2029	976,327	895,542	963,817	0.1%
Accordion Partners LLC	First Lien Revolving Loan	SOFR +	6.25	%,	0.75	% Floor [9]	11.63%	8/31/2028	—	(35,577)	(8,339)	0.0%
ALKU Intermediate Holdings, LLC	First Lien Term Loan	SOFR +	6.25	%,	0.75	% Floor [10]	11.61%	5/23/2029	3,686,413	3,599,809	3,601,257	0.4%
Cherry Bekaert Advisory LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.11%	6/30/2028	4,364,063	4,279,255	4,276,781	0.4%
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor [9]	11.11%	6/30/2024	—	(53,607)	(112,500)	0.0%
Explorer Investor, Inc.	First Lien Term Loan	SOFR +	6.00	%,	0.50	% Floor [10]	11.36%	6/28/2029	28,625,687	27,258,924	27,211,578	2.7%
Geosyntec Consultants, Inc.	First Lien Term Loan	SOFR +	5.25	%,	0.75	% Floor [10]	10.61%	5/18/2029	10,336,590	10,184,648	9,983,079	1.0%
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	SOFR +	5.25	%,	0.75	% Floor 9 10	10.61%	5/18/2029	2,191,975	2,145,068	2,042,221	0.2%
Geosyntec Consultants, Inc.	First Lien Revolving Loan	SOFR +	5.25	%,	0.75	% Floor [9]	10.61%	5/18/2027	—	(21,627)	(55,028)	0.0%
IG Investments Holdings, LLC	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.48%	9/22/2028	63,480,997	62,538,064	63,004,890	6.4%
IG Investments Holdings, LLC	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.48%	9/22/2028	4,899,749	4,863,783	4,863,001	0.5%
IG Investments Holdings, LLC	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.48%	9/22/2027	—	(62,732)	(37,934)	0.0%
MBO Partners, Inc.	First Lien Term Loan	SOFR +	7.75	%,	1.00	% Floor [10]	13.25%	5/23/2028	44,212,500	43,131,839	43,907,434	4.4%
MBO Partners, Inc.	First Lien Delayed Draw Term Loan	SOFR +	7.75	%,	0.75	% Floor [9]	13.25%	5/23/2028	12,425,496	12,180,930	12,339,760	1.2%
PAS Parent, Inc.	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor [9]	11.13%	12/15/2025	—	(90,000)	(180,000)	0.0%
PAS Parent, Inc.	First Lien Revolving Loan	SOFR +	5.75	%,	0.50	% Floor [9]	11.13%	12/30/2027	—	(19,756)	(20,000)	0.0%
People 2.0, Inc.	First Lien Term Loan	SOFR +	7.50	%,	1.00	% Floor [10]	12.85%	7/12/2028	44,931,250	44,192,837	44,198,871	4.5%
Williams Martson, LLC	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.24%	8/25/2028	15,762,019	15,289,159	15,372,697	1.6%
Williams Martson, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [9]	11.24%	8/26/2024	—	(40,078)	(63,080)	0.0%
Williams Martson, LLC	First Lien Revolving Loan	SOFR +	5.75	%,	1.00	% Floor [9]	11.24%	8/25/2028	—	(52,121)	(55,195)	0.0%
Total Professional Services										259,211,763	260,189,154	26.2%
Real Estate Management & Development
2-10 Holdco, Inc.	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.46%	3/26/2026	48,367,813	47,946,628	48,037,592	4.8%
2-10 Holdco, Inc.	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.46%	3/26/2026	—	(22,182)	(18,965)	0.0%
Freedom Mortgage Corp 8 11	Unsecured Note	N/A					12.25%	10/1/2030	2,333,333	2,287,824	2,551,376	0.3%
Total Real Estate Management & Development										50,212,270	50,570,003	5.1%
Software
Anaplan, Inc.	First Lien Term Loan	SOFR +	6.50	%,	0.75	% Floor [10]	11.85%	6/21/2029	20,672,334	20,317,906	20,504,888	2.1%
Anaplan, Inc.	First Lien Revolving Loan	SOFR +	6.50	%,	0.75	% Floor [9]	11.85%	6/21/2028	—	(23,035)	(12,523)	0.0%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Fair Value	Assets [5]
Diligent Corporation	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.28%	8/4/2025	29,175,000	29,048,364	28,527,315	2.9%
Diligent Corporation	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.28%	8/4/2025	9,725,000	9,683,346	9,509,105	1.0%
Diligent Corporation	First Lien Revolving Loan	SOFR +	6.25	%,	1.00	% Floor 9 10	11.71%	8/4/2025	2,700,000	2,681,602	2,625,000	0.3%
GovDelivery Holdings, LLC	First Lien Term Loan	SOFR +	5.50	%,	1.00	% Floor [10]	10.98%	1/29/2027	27,343,671	26,948,503	26,896,602	2.7%
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [10]	11.48%	1/29/2027	33,573,300	33,140,923	33,024,377	3.3%
GovDelivery Holdings, LLC	First Lien Revolving Loan	SOFR +	6.50	%,	1.00	% Floor 9 10	11.95%	1/29/2027	504,003	485,428	473,227	0.0%
GS Acquisitionco, Inc.	First Lien Term Loan	SOFR +	5.50	%,	1.00	% Floor [10]	11.00%	5/22/2026	36,749,553	36,682,335	36,411,685	3.7%
Hyland Software, Inc.	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.36%	9/19/2030	25,300,905	24,932,410	24,923,922	2.5%
Hyland Software, Inc.	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.36%	9/19/2029	—	(17,133)	(17,867)	0.0%
Mandolin Technology Intermediate Holdings, Inc.	Second Lien Term Loan	SOFR +	6.50	%,	1.00	% Floor [10]	12.00%	7/30/2029	17,500,000	17,358,945	15,762,250	1.6%
Maverick 1 LLC	Second Lien Term Loan	SOFR +	6.75	%,	0.75	% Floor [10]	12.28%	5/18/2029	9,000,000	8,965,525	8,563,500	0.9%
Orion Advisor Solutions, Inc.	Second Lien Term Loan	SOFR +	8.50	%,	1.00	% Floor [10]	13.98%	9/24/2028	16,500,000	16,393,280	15,995,100	1.6%
Simplifi Holdings, Inc.	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.96%	10/1/2027	26,566,265	26,187,771	26,566,265	2.7%
Simplifi Holdings, Inc.	First Lien Revolving Loan	SOFR +	5.50	%,	0.75	% Floor 9 10	10.96%	10/1/2027	542,169	510,371	542,169	0.1%
Syntax Systems Limited	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.96%	10/29/2028	10,597,649	10,519,822	10,588,096	1.1%
Syntax Systems Limited	First Lien Revolving Loan	SOFR +	5.50	%,	1.00	% Floor [10]	10.96%	10/29/2026	728,713	720,518	727,642	0.1%
Tamarack Intermediate LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.28%	3/13/2028	21,162,109	20,843,681	20,802,354	2.1%
Tamarack Intermediate LLC	First Lien Revolving Loan	SOFR +	5.75	%,	0.75	% Floor [9]	11.28%	3/13/2028	—	(49,129)	(59,766)	0.0%
Total Software										285,331,433	282,353,341	28.5%

Total Debt Investments										1,976,768,942	1,961,492,609	197.8%

				Par			Percentage
	Type of	Interest	Acquisition	Amount /			of Net
Portfolio Company 1 2 3	Investment	Rate	Date	Units	Cost [4]	Fair Value	Assets [5]
Preferred Equity - 2.8%
Health Care Technology
Imagine Acquisitionco, LLC	Equity	N/A	11/16/2021	2,000,000	2,000,000	2,634,228	0.3%
Total Health Care Technology					2,000,000	2,634,228	0.3%

Insurance
Galway Borrower, LLC	Equity	14.00%	4/28/2023	10,614,878	10,334,077	10,454,593	1.1%
RSC Topco, Inc.	Equity	13.25%	8/14/2023	5,258,727	5,111,846	5,110,431	0.5%
Total Insurance					15,445,923	15,565,024	1.6%

Software
GT Polaris Holdings, Inc	Equity	12.50%	6/6/2022	9,974,860	9,826,061	9,340,459	0.9%
Total Software					9,826,061	9,340,459	0.9%

Total Preferred Equity Investments					27,271,984	27,539,711	2.8%

Common Equity and Warrants - 1.1%
Capital Markets
Resolute Investment Managers, Inc.	Equity	N/A	12/29/2023	48,483	1,216,681	1,216,681	0.1%
Total Capital Markets					1,216,681	1,216,681	0.1%

Financial Services
THL Fund IX Investors (Plymouth), L.P.	Equity	N/A	9/1/2023	3,731,779	3,731,779	3,731,779	0.4%
Total Financial Services					3,731,779	3,731,779	0.4%

Software
Spirit RR Holdings, Inc.	Equity	N/A	9/19/2022	3,585,975	3,635,318	4,574,456	0.5%
Total Software					3,635,318	4,574,456	0.5%

Warrants – 0.1%
Health Care Providers & Services
Giving Home Health Care	Warrants	N/A	8/19/2022	2,917	29	1,069,999	0.1%
Total Health Care Providers & Services					29	1,069,999	0.1%

Total Common Equity and Warrant Investments					8,583,807	10,592,915	1.1%

Total Non-Controlled/Non-Affiliated Investments					$2,012,624,733	$1,999,625,235	201.7%
(1)	All of the Company’s investments are domiciled in the United States except for Harrington Reinsurance Holdings Limited and Syntax Systems Limited, which are domiciled in Bermuda and Canada, respectively.
(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	All investments are qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940 except for Harrington Reinsurance Holdings Limited and Syntax Systems Limited.
(4)	As of December 31, 2023, all investments are pledged as collateral unless otherwise stated.
(5)	The date disclosed represents the expiration of the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(6)	Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(7)	Percentage is based on net assets of $991,422,092 as of December 31, 2023.
(8)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(9)	This investment has an unfunded commitment as of December 31, 2023. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(10)	The interest rate on this security is subject to the Secured Overnight Financing Rate, which at December 31, 2023 was 5.38%.
(11)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $39,898,460 or 2.0% of net assets as of December 31, 2023 and are considered restricted.
(12)	The interest rate on this security is subject to the Alternate Base Rate, which at December 31, 2023 was 8.50%.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Notes to Consolidated Financial Statements

June 30, 2024

(unaudited)

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

On June 11, 2021, the Company formed SPCC Funding I LLC (the “SPV I”), a wholly-owned financing subsidiary, for the purpose of holding pledged investments as collateral under a financing facility.

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

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Fee Income	$1,181,085	$487,500	$1,356,085	$487,500

Total revenue from contracts with customers	$1,181,085	$487,500	$1,356,085	$487,500

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2024 and December 31, 2023, no investments were on non-accrual status.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. During the three and six months ended June 30, 2024, the Company earned dividend income of $720,183 and $1,035,361, respectively, that were included on the Consolidated Statements of Operations as dividend income. During the three and six months ended June 30, 2023, the Company earned dividend income of $535,486 and $813,120, respectively, that were included in the Consolidated Statements of Operations as dividend income.

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

The Company evaluates tax positions taken or expected to be taken while preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not“ to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not“ threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted later based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions from inception through June 30, 2024. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service and state tax authorities.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. During the three and six months ended June 30, 2024, the Company recorded $207,158 and $409,567 of realized loss and realized gains, respectively. During the three and six months ended June 30, 2023, the Company recorded $428,818 and $859,307 of realized gains, respectively. During the three and six months ended June 30, 2024, the Company recorded $2,359,501 and $4,431,816 of unrealized depreciation and unrealized appreciation, respectively. During the three and six months ended June 30, 2023, the Company recorded $1,832,055 and $995,344 of unrealized depreciation and unrealized appreciation, respectively.

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

Consolidation

As provided under Regulation S-X and ASC Topic 946 - Financial Services - Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidates the accounts of the Company’s wholly-owned subsidiaries in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

Subject to the supervision of the Board and pursuant to an investment advisory agreement between the Company and the Adviser (the “Investment Advisory Agreement“), the Adviser manages the day-to-day operations of the Company and provides the Company with investment advisory and management services. Among other things, the Adviser (i) determines the composition and allocation of the Company’s investment portfolio, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments made by the Company; (iii) performs due diligence on prospective portfolio companies; (iv) executes, closes, services and monitors the Company’s investments; (v) determines the securities and other assets that the Company will purchase, retain or sell; (vi) arranges financings and borrowing facilities for the Company and (vii) provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds and (viii) to the extent permitted under the 1940 Act and the Advisers Act, on the Company’s behalf, and in coordination with any sub-adviser and any administrator, provides significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance under the 1940 Act, including utilizing appropriate personnel of the Adviser to, among other things, monitor the operations of the Company’s portfolio companies, participate in board and management meetings, consult with and advise officers of portfolio companies and provide other organizational and financial consultation. The Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Adviser is generally free to furnish similar services to other entities so long as its performance under the Investment Advisory Agreement is not adversely affected.

Under the Investment Advisory Agreement, the Company pays the Adviser (i) a base management fee and (ii) an incentive fee as compensation for the investment advisory and management services it provides the Company thereunder.

Base Management Fee

The Company pays to the Adviser an asset-based fee (the “Management Fee“) for management services in an amount equal to an annual rate of 1.30% of the average value of the Company’s gross assets (excluding cash and cash equivalents) for the most recently completed calendar quarter payable quarterly in arrears. The Management Fee for any partial quarter is appropriately prorated based on the actual number of days elapsed during such partial quarter as a fraction of the number of days in the relevant calendar year. For the three and six months ended June 30, 2024, the Company incurred Management Fees of $7,236,189 and $13,949,527, respectively. For the three and six months ended June 30, 2023, the Company incurred Management Fees of $5,909,274 and $11,485,517, respectively. As of June 30, 2024 and December 31, 2023, the Company recorded Management Fees payable of $7,236,188 and $6,531,640, respectively.

Incentive Fee

Beginning December 21, 2024, on the fourth anniversary of the date on which Stockholders were required to fund their initial drawdown (the “Incentive Commencement Date“), the Company will pay the Adviser an incentive fee (“Incentive Fee“) as set forth below. The Incentive Fee will consist of two parts. The first part (the “Investment Income Incentive Fee“) will be calculated and payable following the Incentive Commencement Date on a quarterly basis, in arrears, and will equal 15% of “pre-incentive fee net investment income“ for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.75% (i.e., 7% annualized) measured on a quarterly basis. For purposes of computing the initial installment of the Investment Income Incentive Fee, because the Incentive Commencement Date does not fall on the first day of a calendar quarter, the initial payment of the Investment Income Incentive Fee shall be payable for the period that commences on the Incentive Commencement Date through the last day of the first complete calendar quarter immediately following the Incentive Commencement Date (March 31, 2025) and, thereafter, at the end of each subsequent calendar quarter as described above. The second part (the “Capital Gains Incentive Fee“) will be an annual fee that will also commence with the period beginning on the Incentive Commencement Date and will be determined and payable following the Incentive Commencement Date, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 15% of realized capital gains, if any, determined on a cumulative basis from the Incentive Commencement Date through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees. Capital Gains Incentive Fee shall be payable for the period that commences on the Incentive Commencement Date through December 31, 2025. For the three and six months ended June 30, 2024 and 2023, the Company did not incur any performance-based incentive fees.

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

For the three and six months ended June 30, 2024, the Company incurred $252,753 and $501,629, respectively, of administrative overhead expenses that were included in the Consolidated Statements of Operations as professional fees. For the three and six months ended June 30, 2023, the Company incurred $329,000 and $658,000, respectively, of administrative overhead expenses that were included in the Consolidated Statements of Operations as professional fees. As of June 30, 2024 and December 31, 2023, $252,753 and $312,184, respectively, of administrative overhead expenses remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses. For the three and six months ended June 30, 2024 and 2023, the Administrator did not waive any charges that were eligible for reimbursement under the terms of the Administration Agreement.

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

For the three and six months ended June 30, 2024, the Company incurred expenses for services provided by the Sub-Administrator and the Custodian of $555,699 and $893,691, respectively, that were included on the Consolidated Statements of Operations as professional fees. For the three and six months ended June 30, 2023, the Company incurred expenses for services provided by the Sub-Administrator and the Custodian of $441,657 and $679,150, respectively, that were included on the Consolidated Statements of Operations as professional fees. As of June 30, 2024 and December 31, 2023, $417,810 and $313,074, respectively, remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

Transfer Agent Fees

The Company has entered into a transfer agent servicing agreement with U.S. Bank Global Fund Services (in such capacity, the “Transfer Agent”). For the three and six months ended June 30, 2024, the Company incurred (benefit) expenses for services provided by the Transfer Agent of $(1,002) and $18,998, respectively, that were included on the Consolidated Statements of Operations as professional fees. For the three and six months ended June 30, 2023, the Company incurred expenses for services provided by the Transfer Agent of $9,096 and $29,096, respectively, that were included on the Consolidated Statements of Operations as professional fees. As of June 30, 2024 and December 31, 2023, $15,810 and $25,878, respectively, remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

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

To the extent permitted by the 1940 Act, the Affiliated Broker-Dealer may, among other assignments, arrange, structure, and/or place equity and debt securities to be issued by portfolio companies of the Company on a best efforts or firm commitment basis. These placements may from time to time include structuring of offerings, and placement of securities in public offerings of securities issued by portfolio companies of the Company. The Affiliated Broker-Dealer may act as a firm commitment underwriter (co-manager only) in public and private offerings of securities issued by portfolio companies of the Company. In certain limited circumstances, the Company may have a conflict resulting from the foregoing arrangements. When the Affiliated Broker-Dealer serves as underwriter with respect to the securities of a portfolio company of the Company, the Company may be subject to a “lock-up“ period following the offering under applicable regulations or agreements during which time its ability to sell any securities that it continues to hold is restricted. This restriction may prevent the Company from disposing of such securities at an opportune time. To the extent permitted by the 1940 Act, the Company may make investments from time to time in transactions where the Affiliated Broker-Dealer is acting as agent, broker, principal, arranger or syndicate manager or member on the other side of the transaction or for other parties in the transaction. The consent of the Board may be required to enter into certain of the Company’s potential investments and the failure of the Board to grant such consent would prevent the Company from consummating such investments, which could adversely affect the Company.

Co-Investment Exemptive Relief

The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. On June 14, 2022, the SEC granted the Company exemptive relief (the “Order“) that permits the Company to co-invest alongside other funds managed by the Adviser or certain of its affiliates, if, among other things, a “required majority“ (as defined in Section 57(o) of the 1940 Act) of the directors who are not “interested persons” of the Company, the Adviser or their respective affiliates as defined in Section 2 (a)(19) of the 1940 Act (“Independent Directors”) make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and Stockholders and do not involve overreaching in respect of the Company or Stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of Stockholders and is consistent with the Company’s then-current investment objective and strategies. The Order provides that, in connection with any co-investment transaction, the Company may participate in any such co-investment transaction on terms that are same to those applicable to the other funds managed by, or certain entities affiliated with, the Adviser or certain of its affiliates. To the extent an investment by such other fund or entity, as applicable, in an applicable co-investment opportunity is based on favorable terms, the Company will benefit from investing in such co-investment opportunity based on such favorable terms. In addition, the Order provides that, in connection with any such co-investment transaction, the Company will receive its pro rata share of any transaction fees (including break-up, structuring, monitoring or commitment fees but excluding brokerage or underwriting compensation permitted by section 17(e) or 57(k) of the 1940 Act), in respect of such co-investment transaction, based on the Company’s relative share of the amount invested or committed, as applicable, in such transaction.

Note 4. Offering Costs

The Company has and may continue to bear expenses relating to the offering of its Common Stock, including the listing of its Common Stock on a national securities exchange. Offering expenses include, without limitation, legal, accounting, printing and other offering costs including those associated with the preparation of a registration statement in connection with any offering of Common Stock.

For the three and six months ended June 30, 2024, the Company incurred offering costs of $13,111 and $31,658, respectively. For the three and six months ended June 30, 2023, the Company incurred offering costs of $27,629 and $52,624, respectively. As of June 30, 2024 and December 31, 2023, there was no balance payable on the Consolidated Statements of Assets and Liabilities for offering expenses payable.

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

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of June 30, 2024 and December 31, 2023, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

		June 30, 2024	December 31, 2023
Portfolio Company	Type of Investment	Par	Par
2-10 Holdco, Inc.	First Lien Revolving Loan	$2,777,778	$2,777,778
Accordion Partners LLC	First Lien Delayed Draw Term Loan	—	2,074,694
Accordion Partners LLC	First Lien Revolving Loan	1,017,007	2,034,014
Accuserve	First Lien Delayed Draw Term Loan	6,192,170	2,689,655
Accuserve	First Lien Revolving Loan	5,102,343	—
Acentra Holdings, LLC	First Lien Delayed Draw Term Loan	8,715,000	—
Acentra Holdings, LLC	First Lien Revolving Loan	1,085,323	—
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	9,428,650	1,768,121
Amerilife Holdings LLC	First Lien Revolving Loan	6,891,022	5,272,727
Anaplan, Inc.	First Lien Revolving Loan	1,546,008	1,546,008
Ardonagh Finco B.V.	First Lien Delayed Draw Term Loan	632,530	—
Archer Acquisition, LLC	First Lien Delayed Draw Term Loan	4,620,920	4,955,250
Archer Acquisition, LLC	First Lien Revolving Loan	298,516	298,516
Baker Tilly Advisory Group, L.P.	First Lien Delayed Draw Term Loan	3,485,916	—
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	3,834,507	—
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	1,782,717	9,873,511
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	3,000,000	3,000,000
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	472,384	2,616,279
Belmont Buyer, Inc.	First Lien Revolving Loan	2,180,233	2,180,233
Bottomline Technologies, Inc.	First Lien Revolving Loan	7,365,385	7,365,385
Captive Resources Midco, LLC	First Lien Revolving Loan	2,202,764	2,202,764
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	5,625,000	5,625,000
Choreo Buyer, LLC	First Lien Delayed Draw Term Loan	15,560,000	—
Cliffwater, LLC	First Lien Revolving Loan	2,857,143	2,857,143
CNSI Holdings, LLC	First Lien Revolving Loan	—	912,440
Continental Buyer Inc.	First Lien Delayed Draw Term Loan	8,152,866	—
Continental Buyer Inc.	First Lien Revolving Loan	3,057,325	—
Diligent Corporation	First Lien Revolving Loan	4,123,925	2,300,000
Diligent Corporation	First Lien Delayed Draw Term Loan	5,996,603	—
Ellkay, LLC	First Lien Revolving Loan	2,166,667	3,611,111
Evergreen Services	First Lien Delayed Draw Term Loan	960,000	—
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	9,562,465	—
Foundation Risk Partners, Corp.	First Lien Revolving Loan	4,407,199	—
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	28,992,900	21,000,000
Galway Borrower, LLC	First Lien Revolving Loan	4,404,616	4,098,295
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	—	2,186,775
Geosyntec Consultants, Inc.	First Lien Revolving Loan	1,609,000	1,609,000
Giving Home Health Care	First Lien Revolving Loan	—	3,125,000
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	2,314,035	—
GovDelivery Holdings, LLC	First Lien Revolving Loan	2,157,895	1,909,804
GraphPAD Software, LLC	First Lien Revolving Loan	—	1,250,000
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	4,089,600	—
GS Acquisitionco, Inc.	First Lien Revolving Loan	936,000	—
Homecare Software Solutins LLC	First Lien Delayed Draw Term Loan	3,817,925	—
Homecare Software Solutins LLC	First Lien Revolving Loan	1,674,528	—
Hyland Software, Inc.	First Lien Revolving Loan	1,199,095	1,199,095
IG Investments Holdings LLC	First Lien Revolving Loan	5,057,803	5,057,803
Imagine Acquisitionco, LLC	First Lien Revolving Loan	4,630,225	4,630,225
Minotaur Acquisition, Inc.	First Lien Delayed Draw Term Loan	6,802,326	—
Minotaur Acquisition, Inc.	First Lien Revolving Loan	2,040,698	—
Kwol Acquisition, Inc.	First Lien Revolving Loan	246,563	230,126
LendingTree, Inc.	First Lien Delayed Draw Term Loan	3,000,000	—
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	17,952,894	3,200,000
MB2 Dental Solutions, LLC	First Lien Revolving Loan	1,750,407	—

Ministry Brands Purchaser, LLC	First Lien Revolving Loan	1,694,915	790,960
Mirra-Prime Access Holdings, LLC	First Lien Revolving Loan	685,000	2,055,000
More Cowbell I LLC	First Lien Delayed Draw Term Loan	—	5,444,251
More Cowbell I LLC	First Lien Revolving Loan	—	5,770,906
More Cowbell II LLC	First Lien Delayed Draw Term Loan	5,444,251	—
More Cowbell II LLC	First Lien Revolving Loan	4,028,746	—
Neptune Flood Incorporated	First Lien Revolving Loan	—	750,000
New Mountain Guardian IV Income Rated Feeder II, Ltd.	Unsecured Note	500,000	—
Next Holdco, LLC	First Lien Delayed Draw Term Loan	2,369,525	2,369,525
Next Holdco, LLC	First Lien Revolving Loan	889,328	889,328
OneDigital Borrower LLC	First Lien Delayed Draw Term Loan	—	9,771,429
PAS Parent, Inc.	First Lien Delayed Draw Term Loan	9,135,000	9,000,000
PAS Parent, Inc.	First Lien Revolving Loan	802,567	1,000,000
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	6,875,000	6,875,000
Petra Borrower, LLC	First Lien Revolving Loan	1,375,000	2,750,000
Project K BuyerCo, Inc.	First Lien Revolving Loan	7,727,273	7,727,273
RSC Acquisition, Inc.	First Lien Delayed Draw Term Loan	3,437,143	19,662,857
Simplifi Holdings, Inc.	First Lien Revolving Loan	2,457,831	2,349,398
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	868,056	—
Southpaw AP Buyer, LLC	First Lien Revolving Loan	868,056	—
SpecialtyCare, Inc.	First Lien Revolving Loan	658,640	913,598
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	7,000,000	1,545,250
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	3,500,000	3,500,000
Syntax Systems Limited	First Lien Revolving Loan	—	459,406
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	16,717,703	3,940,858
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	3,135,135	2,000,000
Tamarack Intermediate LLC	First Lien Revolving Loan	3,515,625	3,515,625
Titan Home Improvement, LLC	First Lien Delayed Draw Term Loan	4,604,651	—
Titan Home Improvement, LLC	First Lien Revolving Loan	3,837,209	—
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	6,624,681	7,446,809
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	4,615,385	5,769,231
Williams Martson, LLC	First Lien Delayed Draw Term Loan	2,553,846	2,553,846
Williams Martson, LLC	First Lien Revolving Loan	2,106,923	2,234,615
Worldwide Insurance Network, LLC	First Lien Delayed Draw Term Loan	19,278,409	—
Total Par		$355,082,774	$226,541,917

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded on the consolidated financial statements and reflected as an adjustment to the valuation of the related security on the Consolidated Schedule of Investments as of June 30, 2024 and December 31, 2023. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

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

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in Section 61 of the 1940 Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of June 30, 2024 and December 31, 2023, the Company’s asset coverage ratios were 200% and 193%, respectively.

The following tables show the Company’s outstanding debt as of June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024
	Aggregate Principal	Outstanding	Amount	Net Carrying
	Committed	Principal	Available (1)	Value
Capital Call Facility	$85,000,000	$1,000,000	$84,000,000	$825,511
Revolving Credit Facility	850,000,000	750,000,000	100,000,000	740,960,088
Secured Credit Facility	300,000,000	240,000,000	60,000,000	238,215,386
2025 Notes	225,000,000	225,000,000	—	224,079,426
Total	$1,460,000,000	$1,216,000,000	$244,000,000	$1,204,080,411

	December 31, 2023
	Aggregate			Net
	Principal	Outstanding	Amount	Carrying
	Committed	Principal	Available (1)	Value
Capital Call Facility	$85,000,000	$52,000,000	$33,000,000	$51,663,310
Revolving Credit Facility	750,000,000	666,000,000	84,000,000	661,932,675
Secured Credit Facility	300,000,000	126,000,000	174,000,000	123,999,715
2025 Notes	225,000,000	225,000,000	—	223,656,743
Total	$1,360,000,000	$1,069,000,000	$291,000,000	$1,061,252,443
(1)	The amount available may be subject to limitations related to the borrowing base under the Financing Facilities, outstanding letters of credit issued and asset coverage requirements.

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

As of June 30, 2024 and December 31, 2023, the carrying amount of the Company’s borrowings under the Capital Call Facility approximated its fair value. As of June 30, 2024, and December 31, 2023, unamortized financing costs of $174,489 and $336,690, respectively, are being deferred and amortized over the remaining term of the Capital Call Facility. As of June 30, 2024 and December 31, 2023, the Company had an outstanding balance of $1,000,000 and $52,000,000, respectively. As of June 30, 2024, the Capital Call Facility is presented on the Consolidated Statements of Assets and Liabilities totaling $825,511. As of December 31, 2023, the Capital Call Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $51,663,310.

The following table shows additional information about the interest and financing costs related to the Capital Call Facility for the three and six months ended June 30, 2024 and 2023:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Interest expense related to the Capital Call Facility	$782,519	$880,463	$1,603,794	$1,169,343
Financing expenses related to the Capital Call Facility	88,214	116,402	176,546	225,545
Total interest and financing expenses related to the Capital Call Facility	$870,733	$996,865	$1,780,340	$1,394,888

Revolving Credit Facility

On June 28, 2021, SPV I entered into a senior secured revolving credit facility (as amended, the “Revolving Credit Facility“) with JPMorgan Chase Bank, National Association (“JPM”). JPM serves as administrative agent and lender, U.S. Bank, National Association, serves as collateral agent, securities intermediary and collateral administrator, and Stone Point Credit Adviser LLC serves as portfolio manager under the Revolving Credit Facility.

Advances under the Revolving Credit Facility bear interest at a per annum rate equal to: (a) for advances denominated in USD, Term SOFR, (b) for advances denominated in CAD, the average rate applicable to CAD bankers’ acceptances for a three-month period, (c) for advances denominated in GBP, the daily simple Sterling Overnight Index Average for each day, (d) for advances denominated in AUD, the three-month average bid reference rate administered by the Australian Financial Markets Association for Australian dollar bills, and (e) for advances denominated in Euros, the three-month Euro interbank offered rate, in each case, in effect, plus the applicable margin of 2.45% per annum (or, for advances denominated in GBP, 2.5693% per annum). SPV I paid and will pay, as applicable, a commitment fee of (x) initially, to but excluding September 28, 2021, 0.25% per annum, (y) from and including September 28, 2021 to but excluding the first anniversary of the Revolving Credit Facility, 0.50% per annum, and (z) from and including the first anniversary of the Revolving Credit Facility, 0.60% per annum, in each case, on the average daily unused amount of the financing commitments until the third anniversary of the Revolving Credit Facility.

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

On June 27, 2024, SPV I executed a letter agreement (the “Fourth Amendment”) to amend the Revolving Credit Facility. The Fourth Amendment revises the Revolving Credit Agreement to effect an extension of the reinvestment period to June 27, 2027, and of the scheduled termination date to June 27, 2029. The amended Revolving Credit Agreement includes a non-call period from the effective date of the Fourth Amendment until June 27, 2026. The Fourth Amendment also increases the financing commitment from $750 million to $850 million and reduces the applicable margin from 2.55% per annum to 2.45% per annum with respect to SOFR loans, as well as changing the rate for Canadian Dollar advances from the Canadian Dollar Offered Rate (CDOR) to a three-month term rate based on the Canadian Overnight Repo Rate Average (CORRA). In connection with the Fourth Amendment, SPV I paid an upfront fee of $5,562,500. The other material terms of the Revolving Credit Facility were unchanged.

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

As of June 30, 2024 and December 31, 2023, the carrying amount of the Company’s borrowings under the Revolving Credit Facility approximated its fair value. As of June 30, 2024 and December 31, 2023, unamortized financing costs of $9,039,912 and $4,067,325, respectively, are being deferred and amortized over the remaining term of the Revolving Credit Facility. As of June 30, 2024 and December 31, 2023, the Revolving Credit Facility had an outstanding balance of $750,000,000 and $666,000,000, respectively. The Revolving Credit Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $740,960,088 as of June 30, 2024 and $661,932,675 as of December 31, 2023.

The following table shows additional information about the interest and financing costs related to the Revolving Credit Facility for the three and six months ended June 30, 2024 and 2023:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Interest expenses related to the Revolving Credit Facility	$14,202,856	$13,240,395	$26,529,675	$25,327,011
Financing expenses related to the Revolving Credit Facility	183,180	405,166	589,914	959,739
Total interest and financing expenses related to the Revolving Credit Facility	$14,386,036	$13,645,561	$27,119,589	$26,286,750

Secured Credit Facility

On August 14, 2023, SPV II entered into a $300 million Credit Agreement (as amended, the “Secured Credit Facility”), with the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent (the “Administrative Agent”), U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as collateral custodian.

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

As of June 30, 2024 and December 31, 2023, the carrying amount of the Company’s borrowings under the Secured Credit Facility approximated its fair value. As of June 30, 2024, and December 31, 2023, unamortized financing costs of $1,784,614 and $2,000,285, respectively, are being deferred and amortized over the remaining term of the Secured Credit Facility. As of June 30, 2024, and December 31, 2023, the Secured Credit Facility had an outstanding balance of $240,000,000 and $126,000,000, respectively. The Secured Credit Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $238,215,386 as of June 30, 2024 and $123,999,715 as of December 31, 2023.

The following table shows additional information about the interest and financing costs related to the Secured Credit Facility for the three and six months ended June 30, 2024 and 2023:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest expense related to the Secured Credit Facility	$4,350,862	$—	$8,312,651	$—
Financing expenses related to the Secured Credit Facility	107,835	—	215,670	—
Total interest and financing expenses related to the Secured Credit Facility	$4,458,697	$—	$8,528,321	$—

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

As of June 30, 2024 and December 31, 2023, the carrying amount of the Company’s borrowings under the 2025 Notes approximated its fair value. As of June 30, 2024, and December 31, 2023, unamortized debt issuance costs of $920,574 and $1,343,257, respectively, are being deferred and amortized over the remaining term of the 2025 Notes. As of June 30, 2024 and December 31, 2023, the 2025 Notes had an outstanding balance of $225,000,000 and $225,000,000, respectively. The 2025 Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $224,079,426 as of June 30, 2024 and $223,656,743 as of December 31, 2023.

The following table shows additional information about the interest and financing costs related to the 2025 Notes for the three and six months ended June 30, 2024 and 2023:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest expense related to the 2025 Notes	$3,279,375	$3,279,375	$6,558,750	$6,558,750
Financing expenses related to the 2025 Notes	263,370	262,137	522,683	506,591
Total interest and financing expenses related to the 2025 Notes	$3,542,745	$3,541,512	$7,081,433	$7,065,341

Note 7. Net Assets

Unregistered Sales of Equity Securities

Since inception through June 30, 2024, the Company has completed the following issuances of Common Stock:

	Number of Common	Aggregate
Common Stock Issuance Date	Stock Issued	Offering Price
June 28, 2024	6,539,426	$129,520,525
June 28, 2024 (1)	634,347	12,563,937
April 2, 2024	12,684	250,000
March 28, 2024	3,402,804	66,893,333
March 26, 2024(1)	461,503	9,072,365
December 28, 2023	2,305,457	45,036,647
December 26, 2023(1)	264,628	5,169,447
September 29, 2023	2,578,558	49,900,000
September 27, 2023(1)	218,518	4,228,747
June 28, 2023	1,126,918	21,800,000
June 26, 2023(1)	252,293	4,880,557
April 3, 2023	56,599	1,093,900
March 29, 2023	980,749	18,906,100
March 27, 2023(1)	229,681	4,427,602
December 30, 2022	2,467,892	48,500,000
December 27, 2022(1)	186,283	3,666,375
September 28, 2022	5,000,901	99,900,000
September 26, 2022(1)	138,540	2,767,536
June 29, 2022	2,498,950	50,000,000
June 27, 2022(1)	100,633	2,013,490
March 29, 2022	1,986,561	40,000,000
March 25, 2022	2,734,196	55,000,000
March 24, 2022(1)	87,065	1,751,362
December 22, 2021(1)	44,706	898,396
December 9, 2021	10,296,137	210,000,000
September 24, 2021	3,783,388	75,000,000
September 23, 2021(1)	17,842	353,695
August 25, 2021(1)	13,540	271,305
June 18, 2021	5,025,757	100,000,000
March 30, 2021	3,687,064	71,877,447
February 26, 2021	1,429,493	28,121,553
February 4, 2021	1,545,776	30,000,000
December 24, 2020	744,307	14,886,136
December 21, 2020	505,693	10,113,864
November 17, 2020	50	1,000
(1)	Shares were issued to Stockholders participating in the Company’s DRIP.

All issuances of common stock are to be made at a price at least equal to the current net asset value, with such calculation to be carried out consistent with the Company’s valuation policies and procedures. For the three months ended June 30, 2024, the Company issued 7,186,457 shares of Common Stock at an average price of $19.81 through private placement offerings resulting in gross proceeds to the Company of $142.3 million. For the three months ended June 30, 2023, the Company issued 1,435,810 shares of Common Stock at an average price of $19.34 through private placement offerings resulting in gross proceeds to the Company of $27.8 million. The Company had 61,358,938 shares outstanding as of June 30, 2024 and 50,308,175 shares outstanding as of December 31, 2023. As of June 30, 2024, the Company has received capital commitments totaling $1,509.0 million, of which, $342.2 million remains unfunded. As of December 31, 2023, the Company had received capital commitments totaling $1,282.1 million, of which, $311.9 million remained unfunded.

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

Distributions

For the three and six months ended June 30, 2024 and 2023, the Company declared the following distributions.

		Distribution Rate	Distribution
Record Date	Payment Date	per Share	Paid
June 26, 2024	June 28, 2024	$0.650	$35,220,358
March 25, 2024	March 26, 2024	$0.650	$32,700,314
June 23, 2023	June 26, 2023	$0.640	$27,879,553
March 24, 2023	March 27, 2023	$0.600	$25,376,864

Note 8. Investments

The following table presents the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2024 and December 31, 2023.

	June 30, 2024			December 31, 2023
			Percent of			Percent of
	Amortized	Fair	Total Portfolio		Fair	Total Portfolio
Investments:	Cost	Value	at Fair Value	Amortized Cost	Value	at Fair Value
First Lien Loans	$1,978,817,428	$1,976,940,953	85.7%	$1,732,531,380	$1,727,610,516	86.3%
Second Lien Loans	235,126,401	225,866,780	9.8	178,039,770	165,869,897	8.3
Unsecured Notes	57,000,379	56,608,931	2.5	66,197,792	68,012,196	3.4
Preferred Equity	32,816,757	33,685,326	1.5	27,271,984	27,539,711	1.4
Common Equity and Warrants	8,583,795	10,675,085	0.5	8,583,807	10,592,915	0.6
Total Investments	$2,312,344,760	$2,303,777,075	100.0%	$2,012,624,733	$1,999,625,235	100.0%

The geographic composition of investments based on fair value as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024	December 31, 2023
U.S.	99.2%	98.4%
Non-U.S.	0.8	1.6
Total	100.0%	100.0%

The industry composition of investments based on fair value as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024	December 31, 2023
Capital Markets	4.6%	4.7%
Diversified Consumer Services	0.5	0.6
Financial Services	13.1	10.8
Health Care Providers & Services	13.9	13.0
Health Care Technology	3.6	6.2
Insurance	21.7	22.3
IT Services	10.4	12.1
Professional Services	13.5	13.0
Real Estate Management & Development	7.2	2.5
Software	11.5	14.8
Total	100.0%	100.0%

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

The following table presents the fair value hierarchy as of June 30, 2024.

	Fair Value Hierarchy as of June 30, 2024
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$15,660,460	$1,961,280,493	$1,976,940,953
Second Lien Loans	—	39,272,790	186,593,990	225,866,780
Unsecured Notes	—	17,951,706	38,657,225	56,608,931
Preferred Equity	—	—	33,685,326	33,685,326
Common Equity & Warrants	—	—	10,675,085	10,675,085
Total	$—	$72,884,956	$2,230,892,119	$2,303,777,075

The following table presents the fair value hierarchy as of December 31, 2023.

	Fair Value Hierarchy as of December 31, 2023
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$3,933,786	$1,723,676,730	$1,727,610,516
Second Lien Loans	—	14,465,957	151,403,940	165,869,897
Unsecured Notes	—	19,678,973	48,333,223	68,012,196
Preferred Equity	—	—	27,539,711	27,539,711
Common Equity & Warrants	—	—	10,592,915	10,592,915
Total	$—	$38,078,716	$1,961,546,519	$1,999,625,235

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2024 and 2023:

	First Lien	Second Lien	Unsecured	Preferred	Common Equity
Three Months Ended June 30, 2024	Loans	Loans	Notes	Equity	& Warrants	Total
Fair value, beginning of period	$1,787,311,061	$201,895,643	$49,346,967	$28,951,075	$9,610,629	$2,077,115,374
Purchases of investments, net	296,975,350	29,972,948	9,741,334	4,639,082	17	341,328,714
Proceeds from sales and principal payments, net	(125,845,730)	(34,917,532)	(19,690,913)	—	(17)	(180,454,193)
Realized gain (loss) on investments	2,290,218	(835,203)	—	—	(13)	1,455,002
Net change in unrealized appreciation/(depreciation)	(2,119,889)	2,280,782	(792,299)	74,004	1,064,469	507,065
Net accretion of discount and amortization of investments	2,669,484	59,854	52,137	21,182	—	2,802,657
Transfers into (out of) Level 3	—	(11,862,500)	—	—	—	(11,862,500)
Fair value, end of period	$1,961,280,493	$186,593,990	$38,657,225	$33,685,326	$10,675,085	$2,230,892,119

	First Lien	Second Lien	Unsecured
Three Months Ended June 30, 2023	Loans	Loans	Notes	Equity	Total
Fair value, beginning of period	$1,442,898,693	$163,458,137	$31,298,949	$14,274,475	$1,651,930,254
Purchases of investments, net	100,881,015	—	15,302,148	10,231,698	126,414,861
Proceeds from sales and principal payments, net	(13,621,740)	—	—	—	(13,621,740)
Realized gain (loss) on investments	18,333	—	—	—	18,333
Net change in unrealized appreciation/(depreciation)	221,230	(2,477,599)	(6,511)	(109,884)	(2,372,764)
Net accretion of discount and amortization of investments	1,390,252	77,243	35,583	4,885	1,507,963
Transfers into (out of) Level 3	—	—	—	—	—
Fair value, end of period	$1,531,787,783	$161,057,781	$46,630,169	$24,401,174	$1,763,876,907

	First Lien	Second Lien	Unsecured	Preferred	Common Equity
Six Months Ended June 30, 2024	Loans	Loans	Notes	Equity	& Warrants	Total
Fair value, beginning of period	$1,723,676,730	$151,403,940	$48,333,223	$27,539,712	$10,592,915	$1,961,546,521
Purchases of investments, net	484,607,444	98,330,091	10,185,666	5,504,948	17	598,628,165
Proceeds from sales and principal payments, net	(258,138,315)	(53,800,735)	(19,690,913)	—	(17)	(331,629,980)
Realized gain (loss) on investments	4,259,717	(812,037)	—	—	(13)	3,447,668
Net change in unrealized appreciation/(depreciation)	3,134,656	3,173,147	(267,654)	600,842	82,182	6,723,174
Net accretion of discount and amortization of investments	3,740,260	162,084	96,903	39,825	—	4,039,072
Transfers into (out of) Level 3	—	(11,862,500)	—	—	—	(11,862,500)
Fair value, end of period	$1,961,280,493	$186,593,990	$38,657,225	$33,685,326	$10,675,085	$2,230,892,119

	First Lien	Second Lien	Unsecured
Six Months Ended June 30, 2023	Loans	Loans	Notes	Equity	Total
Fair value, beginning of period	$1,391,696,261	$149,314,979	$31,325,545	$13,560,290	$1,585,897,075
Purchases of investments, net	166,354,609	—	15,626,107	10,506,848	192,487,564
Proceeds from sales and principal payments, net	(22,914,692)	—	—	—	(22,914,692)
Realized gain (loss) on investments	18,333	—	—	—	18,333
Net change in unrealized appreciation/(depreciation)	(786,746)	859,804	(394,040)	324,559	3,577
Net accretion of discount and amortization of investments	3,027,741	190,778	72,557	9,477	3,300,553
Transfers into (out of) Level 3	(5,607,723)	10,692,220	—	—	5,084,497
Fair value, end of period	$1,531,787,783	$161,057,781	$46,630,169	$24,401,174	$1,763,876,907

During the three and six months ended June 30 2024, there were no transfers into Level 3 from Level 2 and one transfer into Level 2 from Level 3 because of an increase in observable inputs. During the three months ended June 30, 2023, there were no transfers into or out of Level 2 or Level 3. During the six months ended June 30, 2023, there was one transfer into Level 3 from Level 2 because of a decrease in observable inputs and 1 transfer into Level 2 from Level 3 because of an increase in observable inputs.

The following table presents the net change in unrealized appreciation (depreciation) for the Level 3 investments that were still held by the Company at the three and six months ended June 30, 2024 and 2023.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Net Change in Unrealized Appreciation (Depreciation)	2024	2023	2024	2023
First Lien Loans	$(2,119,889)	$221,230	$3,134,656	$(786,746)
Second Lien Loans	2,280,782	(2,477,599)	3,173,147	859,804
Unsecured Notes	(792,299)	(6,511)	(267,654)	(394,040)
Preferred Equity	74,004	(109,884)	600,842	324,559
Common Equity & Warrants	1,064,469	—	82,182	—
Total	$507,065	$(2,372,764)	$6,723,174	$3,577

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2024. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	June 30, 2024
Type of Investment	Fair Value	Valuation technique	Unobservable input	Range (weighted average)
First Lien Loans	$465,455,719	Discounted Cash Flow	Discount Rate	9.4% - 19.5% (10.4%)
First Lien Loans	1,495,824,774	Market Transaction	Market Transaction	95.0% - 100.7% (98.9%)
Second Lien Loan	186,593,990	Market Transaction	Market Transaction	79.6% - 101.1% (95.4%)
Unsecured Notes	38,657,225	Market Transaction	Market Transaction	92.2% - 100.8% (96.5%)
Preferred Equity	2,911,054	Discounted Cash Flow	Discount Rate	145.6% - 145.6% (145.6%)
Preferred Equity	30,774,272	Market Transaction	Market Transaction	96.2% - 100.0% (98.2%)
Common Equity	10,675,085	Market Transaction	Market Transaction	100.4% - 57,268.0% (5,506.3%)
Total	$2,230,892,119

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

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260“), basic and diluted net increase in net assets resulting from operations per share of Common Stock is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. The methodology for the weighted average number of shares outstanding during the period utilizes the weighted average number of shares from the beginning of the period through the end of the period. Other potentially dilutive shares of Common Stock, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. For the three and six months ended June 30, 2024 and 2023, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of Common Stock for the three and six months ended June 30, 2024 and 2023:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net increase in net assets resulting from operations	$36,234,191	$27,220,472	$77,487,501	$55,918,618
Weighted average shares of Common Stock outstanding—basic and diluted	54,418,817	43,610,950	52,443,120	42,979,098
Basic and diluted net increase in net assets resulting from operations per share of Common Stock	$0.67	$0.62	$1.48	$1.30

Note 11. Taxes

The Company has elected to be treated and intends to qualify annually as a RIC, to distribute substantially all of its income and to comply with the other requirements of the Code applicable to RICs. Accordingly, no provision for federal taxes is required. In addition, by distributing during each calendar year substantially all of its net investment income, net realized capital gains and certain other amounts, if any, the Company intends not to be subject to a material federal excise tax. The Company did not have any liabilities for uncertain tax positions or unrecognized tax benefits as of June 30, 2024.

As of June 30, 2024 and December 31, 2023, the tax cost of the Company’s investments approximates its amortized cost.

Note 12. Financial Highlights

The following per share of Common Stock data has been derived from information provided on the consolidated financial statements. The following is a schedule of financial highlights for the six months ended June 30, 2024 and 2023:

	Six Months	Six Months
	Ended	Ended
	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)
Per share of Common Stock operating performance:
Net asset value, beginning of year/period	$19.71	$19.32
Results of operations:
Net investment income [1]	1.39	1.26
Net realized gains (losses) and unrealized appreciation (depreciation) [2]	0.07	0.04
Net increase (decrease) in net assets resulting from operations	1.46	1.30

Distributions to Common Stockholders
Distributions from earnings	(1.30)	(1.24)
Net decrease in net assets resulting from distributions	(1.30)	(1.24)
Net asset value, end of year/period	$19.87	$19.38

Shares outstanding, end of year/period	61,358,938	44,941,013
Ratio/Supplemental data:
Net assets, end of year/period	$1,219,289,082	$870,955,949
Weighted average shares outstanding	52,443,120	42,979,098
Total return [3]	7.56%	6.85%
Portfolio turnover	15.63%	2.87%
Ratio of operating expenses to average net assets [4]	11.46%	11.83%
Ratio of net investment income (loss) to average net assets [4]	13.37%	12.92%
1	The per share of Common Stock data was derived by using weighted average shares outstanding during the period.
2	The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year/period does not agree with the change in the aggregate appreciation and depreciation in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
3	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share, assuming reinvestment of any distributions during the period. Total return is not annualized and does not include a sales load.
4	The ratios reflect an annualized amount. Non-recurring expenses were not annualized. During the six months ended June 30, 2024 and 2023, the Company incurred $31,658 and $52,624 of Offering Expenses, respectively, which were deemed to be non-recurring.

Note 13. Subsequent Events

Management has evaluated subsequent events and transactions for potential recognition and/or disclosure through the date the consolidated financial statements were issued. Except as set forth below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized on the consolidated financial statements as of and for the three and six months ended June 30, 2024.

Pursuant to a capital drawdown notice to our investors, we issued and sold 282,309 shares of our Common Stock, on July 2, 2024 for an aggregate offering price of $5,600,000.

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

As of June 30, 2024, the Company has called equity capital in the amount of $1,167 million. See “Subscriptions and Drawdowns“ under “Financial Condition, Liquidity and Capital Resources“ below for further details. Management anticipates calling additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to private placements (“Private Offering“) of Common Stock.

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

Proactive Sourcing and Relationship-Driven Deal Flow. The Adviser believes that focusing its activities on proactive, outbound, multi-year searches produces higher quality investment opportunities. The Adviser seeks investment opportunities in sectors that it believes are attractive using a focused three-prong origination strategy. In sourcing investments for the Company, the Adviser leverages (i) its dedicated team of origination professionals and Stone Point’s broker-dealer professionals focusing on sponsor communities and financial intermediaries within targeted sectors, (ii) its extensive network of private equity investment professionals, focused on more than 75 financial services-related end markets, and (iii) its longstanding relationships with commercial banks who may provide investment opportunities to the Company.

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

Ability to Leverage Stone Point’s Experienced Investment Team. The Adviser intends to utilize Stone Point Capital’s significant resources and knowledge throughout the life cycle of each investment to support the Stone Point Credit Investment Team’s Credit Activities. On an as-needed basis, the Stone Point Capital Private Equity Team contributes a portion of its time, effort and resources to support Credit Activities. Stone Point Capital has a long, successful record of making investments and managing businesses in the financial services industry. Stone Point Capital has raised nine private equity funds with an investment track record of over 25 years and a focus on investments in companies in the global financial services industry and related sectors. Stone Point Capital and its affiliates have invested in 26 asset management platforms over 15 years and Stone Point believes that its experience investing in and building businesses across a variety of credit strategies, positions the Company for success in the direct lending middle market. The Stone Point Credit Investment Team is responsible for making all investment and disposition recommendations to the Adviser’s investment committee (the “Investment Committee”). The Investment Committee makes all investment and disposition decisions, subject to Board oversight. As of June 30, 2024, the Investment Team is comprised of 100 investment professionals, operating partners and senior advisors who bring to Stone Point considerable experience with Stone Point and/or from other leading private equity, private debt, investment banking, financial services, corporate law, and accounting firms. A majority of the Investment Team is focused on the private equity markets; however, Stone Point intends to continue to expand the Stone Point Credit Investment Team to support the ongoing growth of the Company and expansion of the Credit Activities1. As of June 30, 2024, the Stone Point Credit Investment Team was comprised of more than 20 dedicated investment professionals2.

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

1	Certain communications between professionals within the Stone Point Capital Private Equity Team and professionals within Stone Point Credit Investment Team may be restricted due to internal policy restrictions.
2	Includes one employee whose focus is shared across Stone Point Credit and Stone Point Capital.
3	From the Commencement of Operations through February 28, 2022, the Investment Committee for the Adviser was comprised of James D. Carey, Charles A. Davis, Stephen Friedman, David J. Wermuth and Nicolas D. Zerbib. Effective March 1, 2022, Scott J. Bronner and Eric L. Rosenzweig joined the Investment Committee and Charles A. Davis and Stephen Friedman have each assumed an advisory role to the Investment Committee.

The following table sets forth the experience of the Adviser’s Investment Committee.

	Years in
	Financial	Years at
The Adviser’s Investment Committee	Services	Stone Point
Scott J. Bronner, Head of Stone Point Credit and Managing Director of Stone Point
Member of the Investment Committee	18	15
James D. Carey, Co-Chief Executive Officer of Stone Point Capital
Member of the Investment Committee	30	27
Eric L. Rosenzweig, Managing Director
Member of the Investment Committee	20	18
David J. Wermuth, General Counsel and Chairman of the Company, Co-President and CCO of Stone Point Capital
Member of the Investment Committee	27	24
Nicolas D. Zerbib, Co-President and CIO Chief Investment Officer of Stone Point Capital
Member of the Investment Committee	29	26

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

Leverage

The amount of leverage that the Company employs will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in Section 61 of the 1940 Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of June 30, 2024 and December 31, 2023, the Company’s asset coverage ratio was 200% and 193%, respectively.

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets or capital commitments as collateral to financing facilities.

Financial and Operating Highlights

	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2024	2024
Total investment income	$71,277,231	$134,909,898
Total expenses	32,476,381	62,263,780
Net investment income (loss)	38,800,850	72,646,118
Total net realized gains (losses)	(207,158)	409,567
Total net change in unrealized appreciation (depreciation)	(2,359,501)	4,431,816
Net increase (decrease) in net assets resulting from operations	$36,234,191	$77,487,501
Per share information - basic and diluted:
Net investment income (loss)	$0.71	$1.39
Net increase (decrease) in net assets resulting from operations	$0.67	$1.48
Distributions declared per share	$0.65	$1.30

	As of	As of
	June 30,	December 31,
Consolidated balance sheet data	2024	2023
Cash and cash equivalents	$127,804,122	$41,629,071
Investments at fair value	2,303,777,075	1,999,625,235
Total assets	2,476,249,475	2,067,896,678
Total debt (net of unamortized debt issuance costs)	1,204,080,411	1,061,252,443
Total liabilities	1,256,960,393	1,076,474,586
Total net assets	$1,219,289,082	$991,422,092
Net asset value per share	$19.87	$19.71
Other data:
Number of portfolio companies	86	74
Distributions declared per share	1.30	2.57
Total return based on net asset value [1]	7.56%	16.21%
1	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share, assuming reinvestment of any distributions during the period. Total return is not annualized and does not include a sales load.

Portfolio and Investment Activity

Our investment activity for the three months ended June 30, 2024 is presented below (information presented herein is at par value unless otherwise indicated).

Three Months Ended
June 30, 2024
New investment commitments:
Total new investment commitments	$512,945,654
Principal amount of investments funded:
First lien loans	$355,336,884
Second lien loans	50,000,000
Unsecured notes	24,540,000
Total principal amount of investments funded	$429,876,884
Principal amount of investments sold or repaid:
First lien loans	(167,295,598)
Second lien loans	(41,263,924)
Unsecured loans	(26,124,616)
Total principal amount of investments sold or repaid	$(234,684,138)
Number of new investment commitments	21
Average new investment commitment	$24,425,984
Percentage of new investment commitments at floating rates	97.1%
Percentage of new investment commitments at fixed rates	2.9%
Weighted average yield to maturity on purchased or funded investments during the period[1]	11.2%
Weighted average yield to maturity on investments sold or repaid during the period	12.0%
1	Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

As of June 30, 2024, the Company had 203 debt investments in 84 portfolio companies with an aggregate fair value of $2,259.4 million. As of December 31, 2023, the Company had 161 debt investments in 72 portfolio companies with an aggregate value of $1,961.5 million.

As of June 30, 2024 and December 31, 2023, the Company’s investments consisted of the following:

	June 30, 2024			December 31, 2023
			Percent of			Percent of
	Amortized	Fair	Total Portfolio	Amortized	Fair	Total Portfolio
Investments:	Cost	Value	at Fair Value	Cost	Value	at Fair Value
First Lien Loans	$1,978,817,428	$1,976,940,952	85.7%	$1,732,531,380	$1,727,610,516	86.3%
Second Lien Loans	235,126,401	225,866,780	9.8	178,039,770	165,869,897	8.3
Unsecured Notes	57,000,379	56,608,931	2.5	66,197,792	68,012,196	3.4
Preferred Equity	32,816,757	33,685,326	1.5	27,271,984	27,539,711	1.4
Common Equity and Warrants	8,583,795	10,675,085	0.5	8,583,807	10,592,915	0.6
Total Investments	$2,312,344,760	$2,303,777,075	100.0%	$2,012,624,733	$1,999,625,235	100.0%

The industry composition of investments based on fair value as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024	December 31, 2023
Capital Markets	4.6%	4.7%
Diversified Consumer Services	0.5	0.6
Financial Services	13.1	10.8
Health Care Providers & Services	13.9	13.0
Health Care Technology	3.6	6.2
Insurance	21.7	22.3
IT Services	10.4	12.1
Professional Services	13.5	13.0
Real Estate Management & Development	7.2	2.5
Software	11.5	14.8
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024	December 31, 2023
U.S.	99.2%	98.4%
Non-U.S.	0.8	1.6
Total	100.0%	100.0%

The following table presents certain selected information regarding our investment portfolio as of June 30, 2024 and December 31, 2023:

	As of	As of
	June 30, 2024	December 31, 2023
Number of portfolio companies	86	74
Median EBITDA (based on par)	$115.2 million	$102.0 million
Percentage of performing debt bearing a floating rate	96.9%	96.5%
Percentage of performing debt bearing a fixed rate	3.1%	3.5%
Weighted average yield to maturity on investments[1]	11.8%	12.2%
1	Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

The following table presents the maturity schedule of our debt investments based on fair value as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
		Percentage		Percentage
Maturity Year	Fair Value	of Portfolio	Fair Value	of Portfolio
2024	$66,645,942	3.0%	$(377,470)	0.0%
2025	10,143,694	0.4	40,131,242	2.0
2026	172,315,709	7.6	137,339,465	7.0
2027	217,135,636	9.6	445,316,513	22.7
2028	621,842,581	27.5	634,661,681	32.4
2029	503,590,416	22.3	540,982,431	27.6
2030	406,192,543	18.0	131,936,337	6.7
2031	205,151,980	9.1	20,219,487	1.0
2032	30,010,400	1.3	—	—
2033	12,295,866	0.6	11,282,923	0.6
2034	140,760	0.0	—	—
2035	—	—	—	—
2036	—	—	—	—
2037	500,000	0.0	—	—
2038	13,451,136	0.6	—	—
Total	$2,259,416,663	100.0%	$1,961,492,609	100.0%

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

The following table shows the composition of our portfolio investments on the Adviser’s internal performance rating scale:

	June 30, 2024		December 31, 2023
		Percentage		Percentage
Investment Rating	Fair Value	of Portfolio	Fair Value	of Portfolio
1	$280,108,501	12.2%	$233,137,643	11.7%
2	1,923,555,523	83.5%	1,684,405,849	84.2%
3	98,886,140	4.3%	80,865,062	4.0%
4	1,226,911	0.1%	1,216,681	0.1
5	—	—	—	—
Total	$2,303,777,075	100.0%	$1,999,625,235	100.0%

The following table presents the amortized cost of our performing and non-accrual investments as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Amortized		Amortized
	Cost	Percentage	Cost	Percentage
Performing	$2,312,344,760	100.0%	$1,976,768,942	100.0%
Non-accrual	—	—	—	—
Total	$2,312,344,760	100.0%	$1,976,768,942	100.0%

The following table presents the fair value of our performing and non-accrual investments as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Fair Value	Percentage	Fair Value	Percentage
Performing	$2,303,777,075	100.0%	$1,961,492,609	100.0%
Non-accrual	—	—	—	—
Total	$2,303,777,075	100.0%	$1,961,492,609	100.0%

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

Results of Operations

The following table presents the operating results for the three and six months ended June 30, 2024:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2024	2024
Total investment income	$71,277,231	$134,909,898
Less: total expenses	32,476,381	62,263,780
Net investment income (loss)	38,800,850	72,646,118
Total net realized gains (losses)	(207,158)	409,567
Net change in unrealized appreciation (depreciation) on investments	(2,359,501)	4,431,816
Net increase (decrease) in net assets resulting from operations	$36,234,191	$77,487,501

Investment Income

Total investment income was $71.3 million and $134.9 million for the three and six months ended June 30, 2024, respectively. Total investment income was $54.5 million and $103.6 million for the three and six months ended June 30, 2023, respectively. Total investment income consisted of interest income from investments, dividend income from investments, interest from cash and cash equivalents and fee income.

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2024	2024
Interest income from investments	$69,375,451	$132,517,356
Dividend income from investments	720,183	1,035,361
Interest from cash and cash equivalents	512	1,096
Fee income	1,181,085	1,356,085
Total investment income	$71,277,231	$134,909,898

For the three months ended June 30, 2024 and 2023, total investment income increased to $71.3 million from $54.5 million primarily due to an increase in the weighted average yield on our portfolio as well as an increase in the size of our debt portfolio, which at par, increased to $2,305.3 million from $1,896.3 million. For the six months ended June 30, 2024 and 2023, total investment income increased from $103.6 million to $134.9 million primarily due to an increase in the weighted average yield on our portfolio as well as the size of our debt portfolio, which at par, increased to $2,305.3 million from $1,896.3 million. As of June 30, 2024, the weighted average yield on our portfolio increased to 11.8% from 8.3% as of June 30, 2023.

Expenses

Operating expenses for the three and six months ended June 30, 2024 were as follows:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2024	2024
Base management fees	$7,236,189	$13,949,527
Interest and credit facility fees	23,258,212	44,509,683
Offering costs	13,111	31,658
Professional fees	1,861,519	3,558,065
Directors fees	91,875	183,750
Insurance expenses	15,475	31,097
Total expenses	$32,476,381	$62,263,780

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

For the three and six months ended June 30, 2024, the Company incurred $252,753 and $501,629 of administrative overhead expenses, respectively. For the three and six months ended June 30, 2023, the Company incurred $329,000 and $658,000 of administrative overhead expenses, respectively.

For the three months ended June 30, 2024 and 2023, total expenses increased to $32.5 million from $25.8 million primarily due to an increase in interest and credit facility fees on our floating rate credit facilities. For the six months ended June 30, 2024 and 2023, total expenses increased to $62.3 million from $49.5 million primarility due to an increase in interest and credit facility fees on our floating rate credit facilities. For the three months ended June 30, 2024, the weighted average borrowings and interest rate on our floating rate credit facilities was $948.1 million and 8.1% compared to $732.0 million and 7.6% for the three months ended June 30, 2023. For the six months ended June 30, 2024, the weighted average borrowings and interest rate on our floating rate credit facilities was $884.3 million and 8.1% compared to $705.9 million and 7.4% for the six months ended June 30, 2023. For the three and six months ended June 30, 2024, management fees increased due to an overall increase in total assets compared to the three and six months ended June 30, 2023.

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

Net Realized Gains (Losses) and Unrealized Appreciation (Depreciation) on Investments

The following table summarizes our net realized gains (losses) and unrealized appreciation (depreciation) for the three and six months ended June 30, 2024:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2024	2024
Net realized gains (losses) and unrealized appreciation (depreciation) on investments
Total net realized gains (losses)	$(207,158)	$409,567
Total net change in unrealized appreciation (depreciation)	(2,359,501)	4,431,816

Net realized gains (losses) and unrealized appreciation (depreciation) on investments	$(2,566,659)	$4,841,383

The Adviser determines the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation.

The Adviser determines the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. During the three months ended June 30, 2024 we had net change in unrealized (depreciation)/appreciation on our investment portfolio of $(2.4) million, driven primarily by a decrease in the fair value of our debt investments compared to March 31, 2024. During the six months ended June 30, 2024 we had a net change in unrealized (depreciation)/appreciation on our investment portfolio of $4.4 million, deiven primarily by an increase in the fair value of our debt investments compared to December 31, 2023.

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

Since inception through June 30, 2024, the Company has completed the following share issuances:

	Number of Common	Aggregate
Common Stock Issuance Date	Stock Issued	Offering Price
June 28, 2024	6,539,426	$129,520,525
June 28, 2024 (1)	634,347	12,563,937
April 2, 2024	12,684	250,000
March 28, 2024	3,402,804	66,893,333
March 26, 2024(1)	461,503	9,072,365
December 28, 2023	2,305,457	45,036,647
December 26, 2023(1)	264,628	5,169,447
September 29, 2023	2,578,558	49,900,000
September 27, 2023(1)	218,518	4,228,747
June 28, 2023	1,126,918	21,800,000
June 26, 2023(1)	252,293	4,880,557
April 3, 2023	56,599	1,093,900
March 29, 2023	980,749	18,906,100
March 27, 2023(1)	229,681	4,427,602
December 30, 2022	2,467,892	48,500,000
December 27, 2022(1)	186,283	3,666,375
September 28, 2022	5,000,901	99,900,000
September 26, 2022(1)	138,540	2,767,536
June 29, 2022	2,498,950	50,000,000
June 27, 2022(1)	100,633	2,013,490
March 29, 2022	1,986,561	40,000,000
March 25, 2022	2,734,196	55,000,000
March 24, 2022(1)	87,065	1,751,362
December 22, 2021(1)	44,706	898,396
December 9, 2021	10,296,137	210,000,000
September 24, 2021	3,783,388	75,000,000
September 23, 2021(1)	17,842	353,695
August 25, 2021(1)	13,540	271,305
June 18, 2021	5,025,757	100,000,000
March 30, 2021	3,687,064	71,877,447
February 26, 2021	1,429,493	28,121,553
February 4, 2021	1,545,776	30,000,000
December 24, 2020	744,307	14,886,136
December 21, 2020	505,693	10,113,864
November 17, 2020	50	1,000
(1)	Shares were issued to Stockholders participating in the Company’s DRIP.

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

Debt

Financing Facilities

The following tables show the Company’s outstanding debt as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Aggregate Principal	Outstanding	Amount	Net Carrying
	Committed	Principal	Available (1)	Value
Capital Call Facility	$85,000,000	$1,000,000	$84,000,000	$825,511
Revolving Credit Facility	850,000,000	750,000,000	100,000,000	740,960,088
Secured Credit Facility	300,000,000	240,000,000	60,000,000	238,215,386
2025 Notes	225,000,000	225,000,000	—	224,079,426
Total	$1,460,000,000	$1,216,000,000	$244,000,000	$1,204,080,411

	December 31, 2023
	Aggregate Principal	Outstanding	Amount	Net Carrying
	Committed	Principal	Available (1)	Value
Capital Call Facility	$85,000,000	$52,000,000	$33,000,000	$51,663,310
Revolving Credit Facility	750,000,000	666,000,000	84,000,000	661,932,675
Secured Credit Facility	300,000,000	126,000,000	174,000,000	123,999,715
2025 Notes	225,000,000	225,000,000	—	223,656,743
Total	$1,360,000,000	$1,069,000,000	$291,000,000	$1,061,252,443
(1)	The amount available may be subject to limitations related to the borrowing base under the Financing Facilities, outstanding letters of credit issued and asset coverage requirements.

Liquidity

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024	December 31, 2023
Cash and cash equivalents	$127,804,122	$41,629,071
Unused borrowing capacity (1)	159,000,000	206,000,000
Unfunded portfolio company commitments	(355,082,774)	(226,541,917)
Undrawn capital commitments	342,195,650	311,944,509
Total operational liquidity	$273,916,998	$333,031,663
(1)	Unused borrowing capacity has been adjusted to remove the maximum borrowing capacity under the Capital Call Facility given the Capital Call Facility would need to be repaid in full if the Company were to draw the remaining capital commitments.

Distributions

For the three and six months ended June 30, 2024 and 2023, the Company declared the following distributions:

		Distribution Rate	Distribution
Record Date	Payment Date	per Share	Paid
June 26, 2024	June 28, 2024	$0.650	$35,220,358
March 25, 2024	March 26, 2024	$0.650	$32,700,314
June 23, 2023	June 26, 2023	$0.640	$27,879,553
March 24, 2023	March 27, 2023	$0.600	$25,376,864
1	Annualized distribution yield is calculated as annualized quarterly declared distribution divided by weighted average net asset value over the period. Weighted average net asset value is based on the net asset value at the beginning of the quarter plus capital called and distributions reinvested during the quarter.

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

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of June 30, 2024 and December 31, 2023, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

		June 30, 2024	December 31, 2023
Portfolio Company	Type of Investment	Par	Par
2-10 Holdco, Inc.	First Lien Revolving Loan	$2,777,778	$2,777,778
Accordion Partners LLC	First Lien Delayed Draw Term Loan	—	2,074,694
Accordion Partners LLC	First Lien Revolving Loan	1,017,007	2,034,014
Accuserve	First Lien Delayed Draw Term Loan	6,192,170	2,689,655
Accuserve	First Lien Revolving Loan	5,102,343	—
Acentra Holdings, LLC	First Lien Delayed Draw Term Loan	8,715,000	—
Acentra Holdings, LLC	First Lien Revolving Loan	1,085,323	—
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	9,428,650	1,768,121
Amerilife Holdings LLC	First Lien Revolving Loan	6,891,022	5,272,727
Anaplan, Inc.	First Lien Revolving Loan	1,546,008	1,546,008
Ardonagh Finco B.V.	First Lien Delayed Draw Term Loan	632,530	—
Archer Acquisition, LLC	First Lien Delayed Draw Term Loan	4,620,920	4,955,250
Archer Acquisition, LLC	First Lien Revolving Loan	298,516	298,516
Baker Tilly Advisory Group, L.P.	First Lien Delayed Draw Term Loan	3,485,916	—
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	3,834,507	—
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	1,782,717	9,873,511
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	3,000,000	3,000,000
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	472,384	2,616,279
Belmont Buyer, Inc.	First Lien Revolving Loan	2,180,233	2,180,233
Bottomline Technologies, Inc.	First Lien Revolving Loan	7,365,385	7,365,385
Captive Resources Midco, LLC	First Lien Revolving Loan	2,202,764	2,202,764
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	5,625,000	5,625,000
Choreo Buyer, LLC	First Lien Delayed Draw Term Loan	15,560,000	—
Cliffwater, LLC	First Lien Revolving Loan	2,857,143	2,857,143
CNSI Holdings, LLC	First Lien Revolving Loan	—	912,440
Continental Buyer Inc.	First Lien Delayed Draw Term Loan	8,152,866	—
Continental Buyer Inc.	First Lien Revolving Loan	3,057,325	—
Diligent Corporation	First Lien Revolving Loan	4,123,925	2,300,000
Diligent Corporation	First Lien Delayed Draw Term Loan	5,996,603	—
Ellkay, LLC	First Lien Revolving Loan	2,166,667	3,611,111
Evergreen Services	First Lien Delayed Draw Term Loan	960,000
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	9,562,465	—
Foundation Risk Partners, Corp.	First Lien Revolving Loan	4,407,199	—
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	28,992,900	21,000,000
Galway Borrower, LLC	First Lien Revolving Loan	4,404,616	4,098,295
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	—	2,186,775
Geosyntec Consultants, Inc.	First Lien Revolving Loan	1,609,000	1,609,000
Giving Home Health Care	First Lien Revolving Loan	—	3,125,000
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	2,314,035	—
GovDelivery Holdings, LLC	First Lien Revolving Loan	2,157,895	1,909,804
GraphPAD Software, LLC	First Lien Revolving Loan	—	1,250,000
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	4,089,600	—
GS Acquisitionco, Inc.	First Lien Revolving Loan	936,000	—
Homecare Software Solutins LLC	First Lien Delayed Draw Term Loan	3,817,925	—
Homecare Software Solutins LLC	First Lien Revolving Loan	1,674,528	—
Hyland Software, Inc.	First Lien Revolving Loan	1,199,095	1,199,095
IG Investments Holdings LLC	First Lien Revolving Loan	5,057,803	5,057,803
Imagine Acquisitionco, LLC	First Lien Revolving Loan	4,630,225	4,630,225
Minotaur Acquisition, Inc.	First Lien Delayed Draw Term Loan	6,802,326	—
Minotaur Acquisition, Inc.	First Lien Revolving Loan	2,040,698	—
Kwol Acquisition, Inc.	First Lien Revolving Loan	246,563	230,126
LendingTree, Inc.	First Lien Delayed Draw Term Loan	3,000,000	—
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	17,952,894	3,200,000
MB2 Dental Solutions, LLC	First Lien Revolving Loan	1,750,407	—
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	1,694,915	790,960
Mirra-Prime Access Holdings, LLC	First Lien Revolving Loan	685,000	2,055,000
More Cowbell I LLC	First Lien Delayed Draw Term Loan	—	5,444,251
More Cowbell I LLC	First Lien Revolving Loan	—	5,770,906
More Cowbell II LLC	First Lien Delayed Draw Term Loan	5,444,251	—
More Cowbell II LLC	First Lien Revolving Loan	4,028,746	—
Neptune Flood Incorporated	First Lien Revolving Loan	—	750,000
New Mountain Guardian IV Income Rated Feeder II, Ltd.	Unsecured Note	500,000	—
Next Holdco, LLC	First Lien Delayed Draw Term Loan	2,369,525	2,369,525
Next Holdco, LLC	First Lien Revolving Loan	889,328	889,328
OneDigital Borrower LLC	First Lien Delayed Draw Term Loan	—	9,771,429
PAS Parent, Inc.	First Lien Delayed Draw Term Loan	9,135,000	9,000,000
PAS Parent, Inc.	First Lien Revolving Loan	802,567	1,000,000

Petra Borrower, LLC	First Lien Delayed Draw Term Loan	6,875,000	6,875,000
Petra Borrower, LLC	First Lien Revolving Loan	1,375,000	2,750,000
Project K BuyerCo, Inc.	First Lien Revolving Loan	7,727,273	7,727,273
RSC Acquisition, Inc.	First Lien Delayed Draw Term Loan	3,437,143	19,662,857
Simplifi Holdings, Inc.	First Lien Revolving Loan	2,457,831	2,349,398
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	868,056	—
Southpaw AP Buyer, LLC	First Lien Revolving Loan	868,056	—
SpecialtyCare, Inc.	First Lien Revolving Loan	658,640	913,598
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	7,000,000	1,545,250
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	3,500,000	3,500,000
Syntax Systems Limited	First Lien Revolving Loan	—	459,406
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	16,717,703	3,940,858
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	3,135,135	2,000,000
Tamarack Intermediate LLC	First Lien Revolving Loan	3,515,625	3,515,625
Titan Home Improvement, LLC	First Lien Delayed Draw Term Loan	4,604,651	—
Titan Home Improvement, LLC	First Lien Revolving Loan	3,837,209	—
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	6,624,681	7,446,809
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	4,615,385	5,769,231
Williams Martson, LLC	First Lien Delayed Draw Term Loan	2,553,846	2,553,846
Williams Martson, LLC	First Lien Revolving Loan	2,106,923	2,234,615
Worldwide Insurance Network, LLC	First Lien Delayed Draw Term Loan	19,278,409	—
Total Par		$355,082,774	$226,541,917

The Company expects to maintain sufficient liquidity in the form of cash, financing capacity and undrawn capital commitments from our investors to cover any outstanding unfunded portfolio company commitments we may be required to fund.

Investor Commitments

As of June 30, 2024, the Company had received capital commitments totaling $1,509.0 million, of which, $342.2 million remains unfunded. As of December 31, 2023, the Company had received capital commitments totaling $1,281.1 million, of which, $311.9 million remained unfunded.

Contractual Obligations

Our payment obligations for repayment of debt, which total our contractual obligations on June 30, 2024, include $310 million of financing under the Capital Call Facility and 2025 Notes maturing in less than one yearand $1,150 million of financing under the Revolving Credit Facility and the Secured Credit Facility maturing in three to five years.

	Payments Due by Period
		Less Than	1 – 3	3 – 5	More Than
	Total	1 Year	Years	Years	5 Years
Capital Call Facility	$85,000,000	$85,000,000	$—	$—	$—
Revolving Credit Facility	850,000,000	—	—	850,000,000	—
Secured Credit Facility	300,000,000	—	—	300,000,000	—
2025 Notes	225,000,000	225,000,000	—	—	—
Total Contractual Obligations	$1,460,000,000	$310,000,000	$—	$1,150,000,000	$—

Hedging

In connection with certain portfolio investments, the Company may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while the Company may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors may result in a poorer overall performance for the Company than if it had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions through the three months ended June 30, 2024.

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

Valuation Risk

The Company invests primarily in illiquid debt securities of private companies. Most of the Company’s investments do not have a readily available market price, and the Adviser values these investments at fair value as determined in good faith in accordance with procedures approved by the Board. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments the Company makes.

Interest Rate Risk

Variable and floating rate investments provide for a periodic adjustment in the interest rate paid on the obligations. The terms of such obligations provide that interest rates are adjusted periodically based upon a reference rate such as SOFR or SONIA as provided in the respective obligations. The adjustment intervals may be regular, and range from daily up to annually, or may be event based, such as a change in the prime rate. Variable and floating rate investments tend to be less sensitive than fixed-rate investments to interest rate changes and to have higher yields when interest rates increase. However, during rising interest rates, changes in the interest rate of an adjustable-rate investment may lag changes in market rates.

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

As of June 30, 2024, 97.5% of our debt investments based on fair value were at floating rates. Our credit facilities, including our Capital Call Facility, Revolving Credit Facility and Secured Credit Facility, also bear interest at floating rates.

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2024, the following table shows the approximate annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors and assuming no changes in our investment portfolio and borrowing structure):

	Change in
			Net Investment
Basis point change	Interest Income (1)	Interest Expense	Income (Loss)
300	$67,426,110	$(29,730,000)	$37,696,110
200	44,950,740	(19,820,000)	25,130,740
100	22,475,370	(9,910,000)	12,565,370
(100)	(22,475,370)	9,910,000	(12,565,370)
(200)	(44,950,740)	19,820,000	(25,130,740)
(300)	(67,426,110)	29,730,000	(37,696,110)
(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts, subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments. We did not engage in interest rate hedging activities during the three months ended June 30, 2024.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024 (the end of the period covered by this report), our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Recent Developments

Pursuant to a capital drawdown notice to our investors, we issued and sold 282,309 shares of our Common Stock, on July 2, 2024 for an aggregate offering price of $5,600,000.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosure

Not applicable.

Item 5.Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation[1]

3.2	Amended and Restated[2]

10.1

Fourth Amendment to Loan and Security Agreement, dated as of June 27, 2024, among SPCC Funding I LLC, as borrower; Stone Point Credit Adviser LLC, as portfolio manager; U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator; U.S. Bank National Association, as securities intermediary; and JPMorgan Chase Bank, National Association, as administrative agent and lender.

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

2 Previously filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stone Point Credit Corporation

Date: August 12, 2024	By:	/s/ Scott J. Bronner
Name: Scott J. Bronner
Title: Principal Executive Officer

Date: August 12, 2024	By:	/s/ Gene Basov
Name: Gene Basov
Title: Principal Financial Officer