Form 10-Q
period 2024-09-30
Stone Point Credit Corp
filed 2024-11-12
CIK 1825384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2024

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

The issuer had 62,406,323 shares of Common Stock, $0.001 par value per share, outstanding as of November 12, 2024.

Stone Point Credit Corporation

Form 10-Q for the Quarter Ended September 30, 2024

Item 1.Consolidated Financial Statements

Stone Point Credit Corporation

Consolidated Statements of Assets and Liabilities

	September 30, 2024
	(Unaudited)	December 31, 2023
Assets:
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $2,462,494,635 and $2,012,624,733, respectively)	$2,457,540,015	$1,999,625,235
Cash and cash equivalents	96,096,004	41,629,071
Interest receivable	21,129,353	21,421,366
Dividend receivable	—	366,431
Unsettled trades receivable	4,987,500	3,551,064
Paydown receivable	2,734,459	1,203,615
Deferred offering expenses	25,277	33,582
Prepaid expenses and other assets	19,352	66,314
Total assets	$2,582,531,960	$2,067,896,678

Liabilities:
Revolving credit facilities payable (net of deferred financing costs of $11,850,712 and $6,404,300, respectively) (Note 6)	$855,149,288	$837,595,700
Notes payable (net of debt issuance costs of $3,053,445 and $1,343,257, respectively) (Note 6)	421,946,555	223,656,743
Unsettled trades payable	34,966,277	1,000,000
Base management fees payable (Note 3)	8,108,431	6,531,640
Accounts payable and accrued expenses	2,523,146	2,547,933
Interest and financing fees payable	20,195,369	5,142,570
Total liabilities	$1,342,889,066	$1,076,474,586

Commitments and contingencies (Note 5)	$—	$—
Net Assets:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2024 and December 31, 2023	$—	$—
Common Stock, $0.001 par value, 250,000,000 shares authorized, 62,406,323 and 50,308,175 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	62,406	50,308
Paid in capital in excess of par	1,238,399,946	999,354,216
Distributable earnings (accumulated losses)	1,180,542	(7,982,432)
Total net assets	1,239,642,894	991,422,092
Total liabilities and net assets	$2,582,531,960	$2,067,896,678
Net asset value per share of Common Stock	$19.86	$19.71

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Investment income:
Interest income from non-controlled/non-affiliated investments	$68,288,936	$58,811,687	$200,806,292	$161,103,193
Dividend income from non-controlled/non-affiliated investments	1,334,574	299,320	2,369,935	1,112,440
Interest income from cash and cash equivalents	1,143	490	2,239	1,094
Total interest income	69,624,653	59,111,497	203,178,466	162,216,727

Fee income	23,501	—	1,379,586	487,500
Total fee income	23,501	—	1,379,586	487,500
Total investment income	$69,648,154	$59,111,497	$204,558,052	$162,704,227

Operating expenses:
Base management fees (Note 3)	$8,108,431	$6,286,880	$22,057,958	$17,772,397
Interest and financing fees (Note 6)	24,497,902	19,735,996	69,007,585	54,482,977
Offering costs (Note 4)	12,072	24,315	43,730	76,939
Professional fees	2,024,330	1,724,881	5,582,395	4,753,930
Directors fees	91,875	91,875	275,625	275,625
Insurance expense	15,524	15,629	46,621	46,471
Total expenses	34,750,134	27,879,576	97,013,914	77,408,339
Net investment income (loss)	$34,898,020	$31,231,921	$107,544,138	$85,295,888
Net realized gains (losses) and unrealized appreciation (depreciation) on investments:
Net realized gains (losses):
Non-controlled/non-affiliated investments	$1,151,870	$276,340	$1,561,437	$1,135,647
Total net realized gains (losses)	$1,151,870	$276,340	$1,561,437	$1,135,647
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$3,613,065	$8,731,313	$8,044,881	$9,726,657
Total net change in unrealized appreciation (depreciation)	$3,613,065	$8,731,313	$8,044,881	$9,726,657
Net increase (decrease) in net assets resulting from operations	$39,662,955	$40,239,574	$117,150,456	$96,158,192

Per share information - basic and diluted:
Net investment income (loss)	$0.57	$0.69	$1.94	$1.95
Net increase (decrease) in net assets resulting from operations	$0.64	$0.89	$2.11	$2.20
Weighted average shares outstanding	61,668,083	45,006,570	55,530,414	43,662,348

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Changes in Net Assets

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$34,898,020	$31,231,921	$107,544,138	$85,295,888
Total net realized gains (losses)	1,151,870	276,340	1,561,437	1,135,647
Total net change in unrealized appreciation (depreciation)	3,613,065	8,731,313	8,044,881	9,726,657
Net increase (decrease) in net assets resulting from operations	39,662,955	40,239,574	117,150,456	96,158,192

Decrease in net assets resulting from Stockholder distributions:
Shares distributed pursuant to dividend reinvestment plan	(12,832,667)	(4,228,747)	(34,468,969)	(13,536,906)
Distributions to Stockholders from earnings	(27,234,143)	(25,207,617)	(73,518,513)	(69,155,875)
Net decrease in net assets resulting from Stockholder distributions	(40,066,810)	(29,436,364)	(107,987,482)	(82,692,781)

Increase in net assets resulting from capital share transactions:
Issuance of Common Stock pursuant to dividend reinvestment plan	12,832,667	4,228,747	34,468,969	13,536,906
Issuance of shares of Common Stock	7,925,000	49,900,000	204,588,859	91,700,000
Net increase in net assets resulting from capital share transactions	20,757,667	54,128,747	239,057,828	105,236,906

Total increase in net assets	20,353,812	64,931,957	248,220,802	118,702,317
Net assets, beginning of period	1,219,289,082	870,955,949	991,422,092	817,185,589
Net assets, end of period	$1,239,642,894	$935,887,906	$1,239,642,894	$935,887,906
Net asset value per share	$19.86	$19.60	$19.86	$19.60
Common Stock outstanding at the end of the period	62,406,323	47,738,090	62,406,323	47,738,090

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$117,150,456	$96,158,192
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Total net change in unrealized (appreciation) depreciation	(8,044,881)	(9,726,657)
Total net realized (gains) losses	(1,561,437)	(1,135,647)
Net amortization and accretion of premiums and discounts	(10,839,485)	(6,346,670)
Purchases of investments, net	(961,862,048)	(362,346,465)
Sales and repayments of investments, net	524,436,800	135,505,773
Amortization of deferred financing costs	1,686,652	1,766,794
Amortization of debt issuance costs	806,170	771,609
Changes in operating assets and liabilities:
Interest receivable	292,013	(808,663)
Dividend receivable	366,431	—
Unsettled trades receivable	(1,436,436)	(6,541,025)
Paydown receivable	(1,530,844)	864,653
Deferred offering expenses	(35,424)	10,491
Prepaid expenses and other assets	46,962	421,211
Base management fees payable	1,576,791	738,017
Accounts payable and accrued expenses	(24,787)	685,290
Interest and financing fees payable	15,052,799	6,581,437
Unsettled trades payable	33,966,277	(1,543,754)
Net cash used in operating activities	(289,953,991)	(144,945,414)

Cash flows from financing activities:
Borrowings under revolving credit facilities	942,500,000	478,000,000
Payments on revolving credit facilities	(719,500,000)	(337,500,000)
Deferred financing costs	(7,133,064)	(2,196,400)
Debt issuances costs	(2,516,358)	(100,000)
Distributions paid in cash	(73,518,513)	(69,155,875)
Proceeds from issuance of shares of Common Stock	204,588,859	91,700,000
Net cash provided by financing activities	344,420,924	160,747,725

Net increase (decrease) in cash and cash equivalents	54,466,933	15,802,311
Cash and cash equivalents, beginning of period	41,629,071	33,791,187
Cash and cash equivalents, end of period	$96,096,004	$49,593,498

Supplemental and Non-Cash Information
Cash paid during the period for interest	$48,731,624	$44,984,417
Reinvestment of distributions during the period	$34,468,969	$13,536,906

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of September 30, 2024 (Unaudited)

										Par			Percentage
	Type of		Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3 4	Investment	Footnotes	and Spread					Rate	Maturity [5]	Units	Cost [6]	Fair Value	Assets [7]
Non-Controlled/Non-Affiliated Investments
Debt Investments – 194.2%
Capital Markets
Cliffwater, LLC	First Lien Term Loan	(10)	SOFR +	4.50	%,	0.75	% Floor	9.35%	10/7/2030	17,057,143	$16,712,538	$17,057,143	1.4%
Cliffwater, LLC	First Lien Revolving Loan	(9)	SOFR +	4.50	%,	0.75	% Floor	9.35%	10/7/2030	—	(49,069)	—	0.0%
NXGen Buyer, Inc.	First Lien Term Loan	(10)	SOFR +	4.75	%,	0.75	% Floor	9.60%	10/29/2027	14,914,042	14,728,340	14,727,617	1.2%
NXGen Buyer, Inc.	First Lien Revolving Loan	(9)	SOFR +	4.75	%,	0.75	% Floor	9.60%	10/29/2027	—	—	(4,080)	0.0%
NXGen Buyer, Inc.	Second Lien Term Loan	(10)	SOFR +	8.00	%,	1.00	% Floor	12.85%	4/28/2028	1,250,000	1,203,395	1,234,375	0.1%
NXGen Buyer, Inc.	Second Lien Term Loan	(10)	SOFR +	8.25	%,	1.00	% Floor	13.10%	4/28/2028	2,500,000	2,500,000	2,468,750	0.2%
Project K Buyerco, INC.	First Lien Term Loan	(10)	SOFR +	5.00	%,	0.75	% Floor	9.70%	12/10/2027	75,147,727	74,247,780	75,636,187	6.1%
Project K Buyerco, INC.	First Lien Revolving Loan	(9)	SOFR +	5.00	%,	0.75	% Floor	9.70%	12/10/2027	—	(82,175)	50,227	0.0%
Project K Buyerco, INC.	Unsecured Note		N/A					8.00%	12/8/2028	13,812,624	13,150,789	12,975,579	1.0%
Total Capital Markets											122,411,598	124,145,798	10.0%

Diversified Consumer Services
Harbor Purchaser, Inc.	Second Lien Term Loan	(8)(10)	SOFR +	8.50	%,	0.50	% Floor	13.35%	4/8/2030	12,500,000	12,303,024	11,859,375	1.0%
Total Diversified Consumer Services											12,303,024	11,859,375	1.0%

Financial Services
Advisor Group Holdings, Inc.	Unsecured Note	(8)(11)	N/A					10.75%	8/1/2027	825,629	807,121	837,956	0.1%
Beacon Pointe Harmony, LLC	First Lien Term Loan	(10)	SOFR +	4.75	%,	0.75	% Floor	9.60%	12/29/2028	23,287,788	22,967,103	23,287,788	1.9%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.50	%,	0.75	% Floor	10.24%	12/29/2028	11,089,750	10,844,422	11,089,750	0.9%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.50	%,	0.75	% Floor	10.24%	12/29/2028	11,222,548	11,137,408	11,222,548	0.9%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	4.75	%,	0.75	% Floor	9.04%	12/29/2028	312,000	280,272	312,000	0.0%
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	(9)	SOFR +	4.75	%,	0.75	% Floor	9.60%	12/29/2027	—	(32,424)	—	0.0%
Choreo Buyer LLC.	First Lien Term Loan	(10)	SOFR +	5.00	%,	1.00	% Floor	9.85%	2/18/2028	5,164,050	5,090,251	5,083,491	0.4%
Choreo Buyer LLC.	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.00	%,	1.00	% Floor	9.85%	3/20/2026	—	(106,439)	(242,736)	0.0%
Edelman Financial Center	Second Lien Term Loan	(8)(10)	SOFR +	5.25%				10.10%	10/6/2028	15,000,000	14,964,946	14,993,775	1.2%
Ivy Hill Asset Management, L.P.	Unsecured Note		N/A					9.00%	6/29/2028	4,300,000	4,300,000	4,431,967	0.4%
GC Two Intermediate Holdings, Inc.	First Lien Term Loan	(8)(10)	SOFR +	4.00%				8.85%	8/9/2030	4,526,144	4,381,698	4,440,012	0.4%
Kestra Advisor Services Holdings A, Inc.	Second Lien Term Loan	(10)	SOFR +	6.00	%,			11.06%	9/22/2031	50,000,000	49,513,055	50,405,000	4.1%
LendingTree, Inc..	First Lien Term Loan	(10)	SOFR +	5.75	%,	1.50	% Floor	10.60%	3/27/2031	7,125,000	6,952,687	7,115,738	0.6%
LendingTree, Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.75	%,	1.50	% Floor	10.60%	3/27/2025	—	(42,270)	(3,900)	0.0%
MAI Capital Management Intermediate LLC	First Lien Term Loan	(10)	SOFR +	4.75	%,	0.75	% Floor	9.35%	8/29/2031	6,892,857	6,824,265	6,823,929	0.6%
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	4.75	%,	0.75	% Floor	9.35%	8/29/2026	—	(20,357)	(40,714)	0.0%
MAI Capital Management Intermediate LLC	First Lien Revolving Loan	(9)	SOFR +	4.75	%,	0.75	% Floor	9.35%	8/29/2031	—	(15,126)	(15,357)	0.0%
Minotaur Acquisition, Inc.	First Lien Term Loan	(10)	SOFR +	5.00	%,	1.00	% Floor	9.85%	5/10/2030	20,406,977	20,016,989	20,009,041	1.6%
Minotaur Acquisition, Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.00	%,	1.00	% Floor	9.85%	5/11/2026	—	(32,184)	(66,323)	0.0%
Minotaur Acquisition, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.00	%,	1.00	% Floor	9.85%	5/12/2030	3,401,163	3,335,433	3,334,840	0.3%
Minotaur Acquisition, Inc.	First Lien Revolving Loan	(9)	SOFR +	5.00	%,	1.00	% Floor	9.85%	5/10/2030	—	(38,579)	(39,794)	0.0%
New Mountain Guardian IV Income Rated Feeder II, Ltd.	Unsecured Note	(9)(10)	SOFR +	8.40%				13.53%	4/3/2037	600,000	600,000	601,300	0.0%
New Mountain Guardian IV Rated Feeder III, Ltd.	Unsecured Note	(9)	SOFR +	5.10%				10.23%	8/28/2037	—	—	—	0.0%
New Mountain Guardian IV Rated Feeder III, Ltd.	Unsecured Note	(9)	SOFR +	7.50%				12.63%	8/28/2037	—	—	—	0.0%
New Mountain Guardian IV Rated Feeder III, Ltd.	Unsecured Note	(9)	SOFR +	8.02%				13.15%	8/28/2037	—	—	—	0.0%
Nexus Buyer LLC	Second Lien Term Loan	(8)(10)	SOFR +	6.25%				11.20%	11/5/2029	19,998,227	20,007,672	19,960,730	1.6%
Provident Funding Associates	Unsecured Note	(8)(11)	N/A					6.38%	6/15/2025	1,441,143	1,395,253	1,442,872	0.1%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.50	%,	1.00	% Floor	10.52%	10/4/2027	21,795,455	21,620,262	21,525,191	1.7%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.50	%,	1.00	% Floor	10.75%	10/4/2027	2,436,250	2,411,155	2,406,040	0.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.50	%,	1.00	% Floor	10.75%	10/4/2027	2,441,486	2,388,698	2,411,213	0.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.50	%,	1.00	% Floor	10.75%	10/4/2027	25,714,924	25,664,477	25,396,064	2.0%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	5.50	%,	1.00	% Floor	10.52%	10/4/2027	5,706,892	5,543,746	5,460,568	0.4%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	(9)	SOFR +	5.50	%,	1.00	% Floor	10.75%	10/4/2027	—	—	(18,600)	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	(9)	SOFR +	5.50	%,	1.00	% Floor	10.75%	10/4/2027	—	(1,346)	(6,200)	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	(9)	SOFR +	5.50	%,	1.00	% Floor	10.75%	10/4/2027	—	(24,719)	(14,076)	0.0%
WEG Sub Intermediate Holdings, LLC	Unsecured Note		N/A					15.00%	5/26/2033	12,960,378	12,647,414	12,973,338	1.0%
Total Financial Services											253,380,884	255,117,451	20.6%

										Par			Percentage
	Type of		Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3 4	Investment	Footnotes	and Spread					Rate	Maturity [5]	Units	Cost [6]	Fair Value	Assets [7]
Health Care Providers & Services
Acentra Holdings, LLC	First Lien Term Loan	(10)	SOFR +	5.50	%,	0.50	% Floor	10.10%	12/17/2029	14,894,018	14,376,847	14,691,459	1.2%
Acentra Holdings, LLC	First Lien Term Loan	(10)	SOFR +	5.50	%,	0.50	% Floor	10.10%	12/17/2029	2,882,992	2,842,171	2,843,784	0.2%
Acentra Holdings, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.50	%,	0.50	% Floor	10.10%	3/19/2026	—	(59,372)	(118,524)	0.0%
Acentra Holdings, LLC	First Lien Revolving Loan	(9)(10)	SOFR +	5.50	%,	0.50	% Floor	10.14%	12/17/2029	96,046	63,980	76,453	0.0%
Action Behavior Centers Therapy LLC	First Lien Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	10.57%	7/2/2031	33,785,714	33,286,219	33,278,929	2.7%
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.25	%,	0.75	% Floor	10.57%	7/2/2026	—	(44,514)	(92,143)	0.0%
Action Behavior Centers Therapy LLC	First Lien Revolving Loan	(9)	SOFR +	5.25	%,	0.75	% Floor	10.57%	7/2/2031	—	(44,431)	(46,071)	0.0%
Belmont Buyer, Inc.	First Lien Term Loan	(10)	SOFR +	5.25	%,	1.00	% Floor	10.53%	6/21/2029	16,490,914	16,285,179	16,251,796	1.3%
Belmont Buyer, Inc.	First Lien Term Loan	(10)	SOFR +	6.50	%,	1.00	% Floor	11.25%	6/21/2029	18,228,561	17,757,702	18,306,944	1.5%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR +	6.50	%,	1.00	% Floor	11.78%	6/21/2029	4,326,762	4,212,057	4,345,367	0.4%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.25	%,	1.00	% Floor	10.53%	1/26/2026	—	(30,542)	(61,403)	0.0%
Belmont Buyer, Inc.	First Lien Revolving Loan	(9)	SOFR +	6.50	%,	1.00	% Floor	11.25%	6/21/2029	—	(51,442)	9,375	0.0%
Chartis Group, LLC	First Lien Term Loan	(10)	SOFR +	4.50	%,	0.75	% Floor	9.44%	9/17/2031	8,223,776	8,142,240	8,141,538	0.7%
Chartis Group, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	4.50	%,	0.75	% Floor	9.44%	9/17/2026	—	(12,517)	(25,175)	0.0%
Chartis Group, LLC	First Lien Revolving Loan	(9)	SOFR +	4.50	%,	0.75	% Floor	9.44%	9/17/2031	—	(12,518)	(12,587)	0.0%
Continental Buyer Inc.	First Lien Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	9.50%	4/2/2031	20,789,809	20,489,889	20,486,278	1.7%
Continental Buyer Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.25	%,	0.75	% Floor	9.50%	4/2/2026	—	(56,856)	(119,032)	0.0%
Continental Buyer Inc.	First Lien Revolving Loan	(9)	SOFR +	5.25	%,	0.75	% Floor	9.50%	4/2/2031	—	(42,594)	(44,637)	0.0%
CORA Health Holdings Corp.	First Lien Term Loan	(10)	SOFR +	5.75	%,	1.00	% Floor	10.74%	6/15/2027	14,223,573	14,115,206	13,049,142	1.1%
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.75	%,	1.00	% Floor	10.74%	6/15/2027	236,658	235,751	217,118	0.0%
Covetrus, Inc.	First Lien Term Loan	(8)(10)	SOFR +	5.00	%,	0.50	% Floor	9.60%	10/12/2029	8,278,987	7,893,857	7,870,254	0.6%
Giving Home Health Care	First Lien Term Loan	(10)	SOFR +	6.00	%,	1.00	% Floor	11.28%	4/26/2029	49,375,000	49,204,177	48,999,750	4.0%
Kwol Acquisition Inc	First Lien Term Loan	(10)	SOFR +	6.25	%,	0.75	% Floor	11.51%	12/12/2029	2,409,143	2,354,097	2,368,669	0.2%
Kwol Acquisition Inc	First Lien Revolving Loan	(9)(10)	SOFR +	6.25	%,	0.75	% Floor	11.11%	12/12/2029	41,094	33,820	35,571	0.0%
MB2 Dental Solutions, LLC	First Lien Term Loan	(10)	SOFR +	6.00	%,	0.75	% Floor	10.85%	2/13/2031	54,528,980	54,038,332	54,818,935	4.4%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	6.00	%,	0.75	% Floor	10.85%	2/13/2031	1,795,289	1,777,393	1,854,954	0.1%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	6.00	%,	0.75	% Floor	10.85%	2/15/2027	—	—	35,799	0.0%
MB2 Dental Solutions, LLC	First Lien Revolving Loan	(9)	SOFR +	6.00	%,	0.75	% Floor	10.85%	2/13/2031	—	(20,414)	—	0.0%
Mirra-PrimeAccess Holdings, LLC	First Lien Term Loan	(10)	SOFR +	6.50	%,	1.00	% Floor	11.46%	7/29/2026	24,250,000	24,035,403	20,942,860	1.7%
Mirra-PrimeAccess Holdings, LLC	First Lien Revolving Loan	(9)(10)	SOFR +	6.50	%,	1.00	% Floor	11.46%	7/29/2026	2,055,000	1,994,948	1,681,327	0.1%
NextGen Healthcare	First Lien Term Loan	(10)	SOFR +	6.00	%,	0.75	% Floor	11.06%	11/11/2030	9,194,941	9,070,909	9,115,865	0.7%
NextGen Healthcare	First Lien Delayed Draw Term Loan	(9)	SOFR +	6.00	%,	0.75	% Floor	11.06%	11/10/2025	—	(15,554)	(20,378)	0.0%
NextGen Healthcare	First Lien Revolving Loan	(9)	SOFR +	6.00	%,	0.75	% Floor	11.06%	11/9/2029	—	(11,349)	(7,648)	0.0%
One Call Corp	First Lien Term Loan	(8)(10)	SOFR +	5.50	%,	0.75	% Floor	11.05%	4/22/2027	16,415,167	15,682,910	16,070,449	1.3%
SpecialtyCare, Inc.	First Lien Term Loan	(10)	SOFR +	5.75	%,	1.00	% Floor	11.34%	6/19/2028	13,347,769	13,102,198	12,706,424	1.0%
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.75	%,	1.00	% Floor	11.30%	6/19/2028	104,108	103,103	99,105	0.0%
SpecialtyCare, Inc.	First Lien Revolving Loan	(9)(10)	SOFR +	4.00%				9.32%	6/18/2026	403,685	392,732	352,639	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Term Loan	(10)	SOFR +	5.00	%,	0.75	% Floor	9.60%	1/2/2029	23,887,500	23,642,668	23,911,388	1.9%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	5.00	%,	0.75	% Floor	9.60%	1/2/2029	698,250	643,709	705,248	0.1%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.00	%,	0.75	% Floor	9.60%	1/2/2029	5,361,444	5,312,127	5,366,806	0.4%
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	(9)	SOFR +	5.00	%,	0.75	% Floor	9.60%	12/29/2026	—	(23,576)	—	0.0%
Trinity Partners Holdings, LLC	First Lien Term Loan	(10)	SOFR +	5.50	%,	0.75	% Floor	10.90%	12/21/2028	26,864,362	26,598,503	26,864,362	2.2%
Trinity Partners Holdings, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.50	%,	0.75	% Floor	10.90%	6/21/2025	—	(29,645)	—	0.0%
TST Intermediate Holdings, LLC	First Lien Term Loan	(10)	SOFR +	5.75	%,	1.00	% Floor	11.10%	11/27/2026	12,136,975	12,049,082	12,061,119	1.0%
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	5.75	%,	1.00	% Floor	11.10%	11/27/2026	9,598,798	9,577,119	9,598,798	0.8%
Vital Care Buyer LLC	First Lien Term Loan	(10)	SOFR +	4.75	%,	0.75	% Floor	9.35%	7/30/2031	6,626,250	6,560,382	6,559,988	0.5%
Vital Care Buyer LLC	First Lien Revolving Loan	(9)	SOFR +	4.75	%,	0.75	% Floor	9.35%	7/30/2031	—	(8,522)	(8,738)	0.0%
Total Health Care Providers & Services											395,410,866	393,162,156	31.7%

										Par			Percentage
	Type of		Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3 4	Investment	Footnotes	and Spread					Rate	Maturity [5]	Units	Cost [6]	Fair Value	Assets [7]
Health Care Technology
Ellkay, LLC	First Lien Term Loan	(10)	SOFR +	7.50	%,	1.00	% Floor	12.55%	9/14/2027	28,304,224	27,875,280	23,590,206	1.9%
Ellkay, LLC	First Lien Revolving Loan	(9)	SOFR +	7.50	%,	1.00	% Floor	12.55%	9/14/2027	—	(30,022)	(360,854)	0.0%
FINThrive Software Intermediate Holdings, Inc.	Second Lien Term Loan	(10)	SOFR +	6.75	%,	0.50	% Floor	11.71%	12/17/2029	21,518,900	21,157,486	15,489,304	1.3%
Homecare Software Solutions LLC	First Lien Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	10.35%	6/16/2031	11,721,698	11,608,255	11,604,481	0.9%
Homecare Software Solutions LLC	First Lien Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	10.10%	6/16/2031	5,000,000	4,950,171	4,950,000	0.4%
Homecare Software Solutions LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	10.10%	6/16/2031	4,353,774	4,311,360	4,310,236	0.3%
Imagine Acquisitionco, LLC	First Lien Term Loan	(10)	SOFR +	5.00	%,	1.00	% Floor	10.20%	11/16/2027	28,143,087	27,914,136	28,143,087	2.3%
Imagine Acquisitionco, LLC	First Lien Revolving Loan	(9)	SOFR +	5.00	%,	1.00	% Floor	10.20%	11/16/2027	—	(36,169)	—	0.0%
Total Health Care Technology											97,750,497	87,726,460	7.1%

Insurance
Alkeme Intermediary Holdings, LLC	First Lien Term Loan	(10)	SOFR +	5.75	%,	1.00	% Floor	10.60%	10/28/2026	11,666,667	11,503,233	11,491,667	0.9%
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.75	%,	1.00	% Floor	10.60%	2/21/2026	—	(167,216)	(350,000)	0.0%
Amerilife Holdings LLC	First Lien Term Loan	(10)	SOFR +	5.00	%,	0.75	% Floor	9.70%	8/31/2029	68,652,899	68,010,607	68,378,288	5.5%
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	5.00	%,	0.75	% Floor	9.70%	8/31/2029	2,914,873	2,811,134	2,877,913	0.2%
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.00	%,	0.75	% Floor	9.70%	8/31/2029	180,796	179,021	180,073	0.0%
Amerilife Holdings LLC	First Lien Revolving Loan	(9)	SOFR +	5.00	%,	0.75	% Floor	9.70%	8/31/2028	—	(68,796)	(27,564)	0.0%
Ardonagh Finco B.V.	First Lien Term Loan	(10)	SOFR +	4.75	%,	0.50	% Floor	9.90%	2/18/2031	4,409,639	4,348,515	4,433,186	0.4%
ARMStrong Receivable Management	First Lien Term Loan	(10)	SOFR +	5.75	%,	1.00	% Floor	10.45%	10/5/2029	14,635,638	14,439,843	14,505,380	1.2%
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	5.75	%,	1.00	% Floor	10.45%	10/5/2029	393,047	358,932	348,954	0.0%
ARMStrong Receivable Management	First Lien Revolving Loan	(9)	SOFR +	5.75	%,	1.00	% Floor	10.45%	10/5/2029	—	(3,751)	(2,657)	0.0%
Babylon Buyer, Inc.	First Lien Term Loan	(10)	SOFR +	5.50	%,	0.75	% Floor	10.86%	3/8/2030	36,430,097	35,573,312	35,763,427	2.9%
Babylon Buyer, Inc.	First Lien Revolving Loan	(10)	SOFR +	5.75	%,	0.75	% Floor	10.85%	3/8/2030	1,478,599	1,445,126	1,451,541	0.1%
Captive Resources Midco, LLC	First Lien Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	10.10%	7/2/2029	31,415,290	30,978,360	31,355,601	2.5%
Captive Resources Midco, LLC	First Lien Revolving Loan	(9)	SOFR +	5.25	%,	0.75	% Floor	10.10%	7/1/2028	—	(27,530)	(4,185)	0.0%
Euclid Transactional, LLC	First Lien Term Loan	(10)	SOFR +	5.50	%,	0.75	% Floor	11.76%	10/2/2028	71,560,889	70,525,805	71,560,889	5.8%
Foundation Risk Partners, Corp.	First Lien Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	9.85%	10/29/2030	4,580,561	4,580,561	4,535,213	0.4%
Foundation Risk Partners, Corp.	First Lien Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	9.85%	10/29/2030	41,857,053	40,689,566	41,442,668	3.3%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.25	%,	0.75	% Floor	9.85%	5/22/2026	—	(45,139)	(94,668)	0.0%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	9.85%	10/29/2030	5,671,812	5,671,812	5,615,661	0.5%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	9.85%	10/27/2028	19,561,549	19,121,262	19,367,890	1.6%
Foundation Risk Partners, Corp.	First Lien Revolving Loan	(9)	SOFR +	5.25	%,	0.75	% Floor	9.85%	10/29/2029	—	(194,887)	(43,631)	0.0%
Galway Borrower LLC	First Lien Term Loan	(10)	SOFR +	4.50	%,	0.75	% Floor	9.10%	9/29/2028	34,072,356	33,726,145	34,075,056	2.7%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	4.50	%,	0.75	% Floor	9.10%	9/29/2028	16,525,289	16,262,113	16,357,331	1.3%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	4.50	%,	0.75	% Floor	9.10%	2/9/2026	—	(34,460)	(98,194)	0.0%
Galway Borrower LLC	First Lien Revolving Loan	(9)(10)	SOFR +	4.50	%,	0.75	% Floor	9.14%	10/2/2028	792,168	783,129	787,337	0.1%
OneDigital	Second Lien Term Loan	(8)(10)	SOFR +	5.25	%,	0.50	% Floor	10.10%	7/2/2032	20,000,000	19,902,539	19,850,000	1.6%
RSC Acquisition, Inc	First Lien Term Loan	(10)	SOFR +	4.75	%,	0.75	% Floor	10.00%	11/1/2029	5,955,874	5,955,874	5,926,690	0.5%
RSC Acquisition, Inc	First Lien Term Loan	(10)	SOFR +	4.75	%,	0.75	% Floor	10.00%	11/1/2029	2,248,354	2,248,354	2,237,337	0.2%
RSC Acquisition, Inc	First Lien Term Loan	(10)	SOFR +	4.75	%,	0.75	% Floor	9.35%	11/1/2029	4,308,666	4,308,666	4,287,554	0.3%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	(10)	SOFR +	4.75	%,	0.75	% Floor	9.81%	11/1/2029	21,412,075	21,412,075	21,307,156	1.7%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	(10)	SOFR +	4.75	%,	0.75	% Floor	9.81%	11/1/2029	14,713,147	14,713,147	14,641,053	1.2%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	(9)	SOFR +	4.75	%,	0.75	% Floor	9.81%	11/2/2026	—	—	(6,066)	0.0%
Worldwide Insurance Network, LLC	First Lien Term Loan	(10)	SOFR +	5.00	%,	0.75	% Floor	10.77%	5/28/2030	24,161,037	23,809,022	23,803,454	1.9%
Worldwide Insurance Network, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	5.00	%,	0.75	% Floor	10.77%	5/28/2030	6,339,277	6,202,500	6,054,192	0.5%
Total Insurance											459,018,874	462,008,544	37.3%

IT Services
Auctane Holdings, LLC	First Lien Term Loan	(10)	SOFR +	5.75	%,	0.75	% Floor	10.94%	10/5/2028	39,000,000	38,489,800	38,800,756	3.1%
Auctane Holdings, LLC	First Lien Term Loan	(10)	SOFR +	5.75	%,	0.75	% Floor	10.94%	10/5/2028	12,796,875	12,628,734	12,731,498	1.0%
Bottomline Technologies, Inc.	First Lien Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	10.10%	5/14/2029	86,616,923	85,330,550	85,066,480	6.9%
Bottomline Technologies, Inc.	First Lien Revolving Loan	(9)	SOFR +	5.25	%,	0.75	% Floor	10.10%	5/15/2028	—	(88,707)	(131,840)	0.0%
DCert Buyer, Inc.	Second Lien Term Loan	(8)(10)	SOFR +	7.00%				11.85%	2/19/2029	8,259,167	8,152,638	7,173,706	0.6%
Ensono, Inc.	Second Lien Term Loan	(10)	SOFR +	8.00%				12.96%	5/28/2029	6,750,000	6,705,457	6,629,850	0.5%
Evergreen Services Group PIK Holdco, LLC	Unsecured Note		N/A					13.75%	4/7/2031	6,835,129	6,683,757	6,675,871	0.5%
Evergreen Services Group PIK Holdco, LLC	Unsecured Note		N/A					13.75%	4/7/2031	3,753,335	3,668,242	3,665,883	0.3%
Helpsystems Holdings, Inc.	Second Lien Term Loan	(10)	SOFR +	5.00	%,	0.75	% Floor	11.70%	11/19/2027	10,000,000	10,000,000	9,026,000	0.7%
Lytx, Inc.	First Lien Term Loan	(10)	SOFR +	5.00	%,	1.00	% Floor	10.20%	2/28/2028	19,660,804	19,660,804	19,660,804	1.6%
Ministry Brands Holdings, LLC	First Lien Term Loan	(10)	SOFR +	5.50	%,	0.75	% Floor	10.45%	12/28/2028	17,213,983	17,098,966	17,154,199	1.4%
Ministry Brands Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.50	%,	0.75	% Floor	10.45%	12/28/2028	1,740,632	1,733,528	1,734,586	0.1%
Ministry Brands Holdings, LLC	First Lien Revolving Loan	(9)	SOFR +	5.50	%,	0.75	% Floor	10.45%	12/30/2027	—	(9,171)	(5,886)	0.0%
Vision Solutions, Inc.	Second Lien Term Loan	(10)	SOFR +	7.25	%,	0.75	% Floor	12.76%	4/23/2029	10,000,000	9,916,692	9,600,000	0.8%
WWEX Uni Topco Holdings, LLC	Second Lien Term Loan	(10)	SOFR +	7.00	%,	0.75	% Floor	11.87%	7/26/2029	20,000,000	19,536,521	18,586,000	1.5%
Total IT Services											239,507,811	236,367,907	19.1%

										Par			Percentage
	Type of		Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3 4	Investment	Footnotes	and Spread					Rate	Maturity [5]	Units	Cost [6]	Fair Value	Assets [7]
Professional Services
Accordion Partners LLC	First Lien Term Loan	(10)	SOFR +	6.25	%,	0.75	% Floor	10.85%	8/29/2029	22,881,890	22,476,892	22,625,613	1.8%
Accordion Partners LLC	First Lien Term Loan	(10)	SOFR +	6.50	%,	0.75	% Floor	11.52%	8/29/2029	2,008,588	1,958,006	2,005,174	0.2%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	6.25	%,	0.75	% Floor	11.50%	8/29/2029	2,517,092	2,471,761	2,488,900	0.2%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	6.50	%,	0.75	% Floor	11.10%	8/29/2029	2,008,588	1,959,964	2,005,174	0.2%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	6.50	%,	0.75	% Floor	11.10%	8/29/2029	3,042,656	2,969,099	3,037,483	0.2%
Accordion Partners LLC	First Lien Revolving Loan	(9)(10)	SOFR +	6.50	%,	0.75	% Floor	11.10%	8/29/2029	1,017,007	987,151	1,013,549	0.1%
ALKU Intermediate Holdings, LLC	First Lien Term Loan	(10)	SOFR +	6.25	%,	0.75	% Floor	10.50%	5/23/2029	3,658,696	3,581,961	3,674,428	0.3%
ALKU Intermediate Holdings, LLC	First Lien Term Loan	(10)	SOFR +	5.50	%,	0.75	% Floor	9.75%	5/23/2029	404,489	397,193	397,653	0.0%
Aprio Advisory Group, LLC	First Lien Term Loan	(10)	SOFR +	4.75	%,	0.75	% Floor	10.00%	8/1/2031	20,251,096	20,050,044	20,048,586	1.6%
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	4.75	%,	0.75	% Floor	10.00%	8/3/2026	—	(43,101)	(88,048)	0.0%
Aprio Advisory Group, LLC	First Lien Revolving Loan	(9)(10)	SOFR +	4.75	%,	0.75	% Floor	10.00%	8/1/2031	1,408,773	1,365,798	1,364,748	0.1%
Baker Tilly Advisory Group, L.P.	First Lien Term Loan	(10)	SOFR +	5.00	%,	0.75	% Floor	9.85%	6/3/2031	18,179,049	17,917,056	17,848,191	1.4%
Baker Tilly Advisory Group, L.P.	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.00	%,	0.75	% Floor	9.85%	6/3/2026	—	(23,822)	(49,803)	0.0%
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	(9)	SOFR +	5.00	%,	0.75	% Floor	9.85%	6/3/2030	—	(54,817)	(69,788)	0.0%
BDO USA, P.C.	First Lien Term Loan	(10)	SOFR +	6.00	%,	2.00	% Floor	10.85%	8/31/2028	13,398,496	13,166,644	13,360,980	1.1%
Cherry Bekaert Advisory LLC	First Lien Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	10.10%	6/30/2028	4,331,250	4,258,488	4,251,122	0.3%
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	5.25	%,	0.75	% Floor	10.10%	6/30/2028	1,425,000	1,366,298	1,320,938	0.1%
Explorer Investor, Inc	First Lien Term Loan	(10)	SOFR +	6.00	%,	0.50	% Floor	10.85%	6/28/2029	28,408,187	27,147,877	26,882,667	2.2%
IG Investments Holdings, LLC	First Lien Term Loan	(10)	SOFR +	6.00	%,	0.75	% Floor	11.35%	9/22/2028	62,993,931	62,188,933	62,571,871	5.0%
IG Investments Holdings, LLC	First Lien Term Loan	(10)	SOFR +	6.00	%,	0.75	% Floor	11.35%	9/22/2028	4,862,155	4,832,006	4,829,579	0.4%
IG Investments Holdings, LLC	First Lien Revolving Loan	(9)	SOFR +	6.00	%,	0.75	% Floor	11.35%	9/22/2027	—	(50,094)	(33,887)	0.0%
KRIV Acquisition Inc.	First Lien Term Loan	(10)	SOFR +	5.75	%,	1.00	% Floor	10.60%	7/6/2029	10,808,859	10,808,859	10,808,859	0.9%
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	5.75	%,	1.00	% Floor	10.60%	7/6/2029	1,621,390	1,621,390	1,372,159	0.1%
MBO Partners, Inc.	First Lien Term Loan	(10)	SOFR +	7.75	%,	1.00	% Floor	12.50%	5/23/2028	43,875,000	42,850,136	43,449,413	3.5%
MBO Partners, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR +	7.75	%,	1.00	% Floor	12.50%	5/23/2028	12,331,076	12,198,764	12,211,465	1.0%
More Cowbell II LLC	First Lien Term Loan	(10)	SOFR +	5.00	%,	0.75	% Floor	8.89%	9/2/2030	49,603,386	48,497,354	49,603,386	4.0%
More Cowbell II LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.00	%,	0.75	% Floor	8.89%	9/1/2025	—	(31,517)	—	0.0%
More Cowbell II LLC	First Lien Revolving Loan	(9)(10)	SOFR +	5.00	%,	0.75	% Floor	9.74%	9/3/2029	2,939,895	2,794,893	2,939,895	0.2%
OMNIA Partners LLC	Second Lien Term Loan	(10)	SOFR +	5.00%				10.28%	5/31/2032	10,000,000	9,950,409	10,132,700	0.8%
PAS Parent Inc.	First Lien Term Loan	(10)	SOFR +	5.00	%,	0.75	% Floor	9.85%	12/29/2028	1,865,625	1,865,625	1,846,969	0.1%
PAS Parent Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.00	%,	0.75	% Floor	9.85%	6/26/2026	—	(26,484)	(56,250)	0.0%
PAS Parent Inc.	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	5.00	%,	0.75	% Floor	9.85%	12/29/2028	6,909,131	6,769,621	6,819,385	0.6%
PAS Parent Inc.	First Lien Revolving Loan	(9)(10)	SOFR +	5.50	%,	0.75	% Floor	9.85%	12/30/2027	156,630	140,584	146,630	0.0%
People 2.0, Inc.	First Lien Term Loan	(10)	SOFR +	7.50	%,	1.00	% Floor	12.10%	7/12/2028	44,590,000	43,947,588	43,586,725	3.5%
Petra Borrower, LLC	First Lien Term Loan	(10)	SOFR +	5.75	%,	1.00	% Floor	10.83%	11/15/2030	15,885,404	15,521,987	15,677,305	1.3%
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	5.75	%,	1.00	% Floor	10.83%	11/15/2030	2,947,427	2,843,174	2,866,987	0.2%
Petra Borrower, LLC	First Lien Revolving Loan	(9)(10)	SOFR +	5.75	%,	1.00	% Floor	10.83%	11/15/2029	736,857	683,161	704,681	0.1%
Williams Marston, LLC	First Lien Term Loan	(10)	SOFR +	5.75	%,	1.00	% Floor	10.91%	8/25/2028	15,642,308	15,173,038	15,129,240	1.2%
Williams Marston, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.75	%,	1.00	% Floor	10.91%	8/25/2025	—	(33,795)	(83,766)	0.0%
Williams Marston, LLC	First Lien Revolving Loan	(9)(10)	SOFR +	5.75	%,	1.00	% Floor	10.91%	8/25/2028	127,692	83,982	54,397	0.0%
Total Professional Services											404,582,106	406,695,308	32.8%

Real Estate Management & Development
2-10 Holdco, Inc.	First Lien Term Loan	(10)	SOFR +	6.00	%,	0.75	% Floor	10.95%	3/26/2026	46,978,924	46,685,182	46,978,924	3.8%
2-10 Holdco, Inc.	First Lien Revolving Loan	(9)	SOFR +	6.00	%,	0.75	% Floor	10.95%	3/26/2026	—	(15,892)	—	0.0%
Accuserve Solutions, Inc.	First Lien Term Loan	(10)	SOFR +	5.25	%,	1.00	% Floor	10.03%	3/15/2030	63,508,375	63,613,997	62,574,802	5.0%
Accuserve Solutions, Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.25	%,	1.00	% Floor	10.03%	3/16/2026	—	337,781	(91,025)	0.0%
Accuserve Solutions, Inc.	First Lien Revolving Loan	(9)	SOFR +	5.25	%,	1.00	% Floor	10.03%	3/15/2030	—	—	(96,627)	0.0%
Freedom Mortgage Corp	Unsecured Note	(8)(11)	N/A					12.25%	10/1/2030	2,333,333	2,291,233	2,611,320	0.2%
Freedom Mortgage Corp	Unsecured Note	(8)(11)	N/A					9.13%	5/15/2031	15,061,729	14,929,157	15,472,010	1.2%
Southpaw AP Buyer, LLC	First Lien Term Loan	(10)	SOFR +	5.50	%,	1.00	% Floor	10.66%	3/2/2028	10,707,571	10,561,713	10,632,618	0.9%
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	5.50	%,	1.00	% Floor	10.66%	3/2/2028	155,841	148,908	149,768	0.0%
Southpaw AP Buyer, LLC	First Lien Revolving Loan	(9)	SOFR +	5.50	%,	1.00	% Floor	10.66%	3/2/2028	—	(12,104)	(6,076)	0.0%
Titan Home Improvement, LLC	First Lien Term Loan	(10)	SOFR +	6.00	%,	1.00	% Floor	11.06%	5/31/2030	24,558,140	24,081,309	24,071,888	1.9%
Titan Home Improvement, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	6.00	%,	1.00	% Floor	11.06%	6/2/2026	—	(43,512)	(91,172)	0.0%
Titan Home Improvement, LLC	First Lien Revolving Loan	(9)	SOFR +	6.00	%,	1.00	% Floor	11.06%	5/31/2030	—	(72,434)	(75,977)	0.0%
Total Real Estate Management & Development											162,505,338	162,130,453	13.1%

Software
Anaplan Inc.	First Lien Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	9.85%	6/21/2029	20,672,334	20,348,951	20,672,334	1.7%
Anaplan Inc.	First Lien Revolving Loan	(9)	SOFR +	5.25	%,	0.75	% Floor	9.85%	6/21/2028	—	(19,170)	—	0.0%

										Par			Percentage
	Type of		Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3 4	Investment	Footnotes	and Spread					Rate	Maturity [5]	Units	Cost [6]	Fair Value	Assets [7]
Diligent Corporation	First Lien Term Loan	(10)	SOFR +	5.00	%,	0.75	% Floor	10.09%	8/6/2030	45,567,846	45,419,098	45,230,644	3.6%
Diligent Corporation	First Lien Term Loan	(10)	SOFR +	5.00	%,	0.75	% Floor	10.09%	8/6/2030	7,811,626	7,461,653	7,753,820	0.6%
Diligent Corporation	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.00	%,	0.75	% Floor	10.09%	4/30/2026	—	(28,881)	(30,517)	0.0%
Diligent Corporation	First Lien Revolving Loan	(9)	SOFR +	5.00	%,	0.75	% Floor	10.09%	8/6/2030	—	(56,544)	(44,375)	0.0%
Eclipse Buyer, Inc.	First Lien Term Loan	(10)	SOFR +	5.25	%,	0.50	% Floor	9.74%	9/8/2031	12,590,252	12,465,654	12,464,349	1.0%
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.25	%,	0.50	% Floor	9.74%	9/7/2026	—	(10,561)	(21,339)	0.0%
Eclipse Buyer, Inc.	First Lien Revolving Loan	(9)	SOFR +	5.25	%,	0.50	% Floor	9.74%	9/8/2031	—	(10,721)	(10,827)	0.0%
GovDelivery Holdings LLC	First Lien Term Loan	(10)	SOFR +	5.75	%,	0.75	% Floor	11.00%	1/17/2031	15,630,326	15,491,485	15,630,326	1.3%
GovDelivery Holdings LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	10.10%	1/17/2031	2,318,663	2,292,484	2,296,172	0.2%
GovDelivery Holdings LLC	First Lien Revolving Loan	(9)	SOFR +	5.25	%,	0.75	% Floor	10.50%	1/17/2031	—	(19,717)	—	0.0%
GS Acquisitionco, Inc.	First Lien Term Loan	(10)	SOFR +	5.25	%,	1.00	% Floor	9.85%	5/25/2028	39,349,664	39,210,831	39,349,664	3.2%
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.25	%,	1.00	% Floor	9.85%	3/26/2026	—	(5,205)	—	0.0%
GS Acquisitionco, Inc.	First Lien Revolving Loan	(9)(10)	SOFR +	5.25	%,	1.00	% Floor	9.85%	3/27/2034	140,000	135,271	140,000	0.0%
Hyland Software, Inc	First Lien Term Loan	(10)	SOFR +	6.00	%,	0.75	% Floor	10.85%	9/19/2030	25,111,148	24,778,223	24,900,215	2.0%
Hyland Software, Inc	First Lien Revolving Loan	(9)	SOFR +	6.00	%,	0.75	% Floor	10.85%	9/19/2029	—	(14,885)	(10,072)	0.0%
Mandolin Technology Intermediate Holdings, Inc.	Second Lien Term Loan	(10)	SOFR +	6.50	%,	1.00	% Floor	11.25%	7/30/2029	17,500,000	17,371,290	15,470,000	1.2%
Maverick 1 LLC	Second Lien Term Loan	(10)	SOFR +	6.75	%,	0.75	% Floor	12.15%	5/18/2029	9,000,000	8,968,456	8,631,000	0.7%
Orion Advisor Solutions INC.	Second Lien Term Loan	(10)	SOFR +	8.00	%,	1.00	% Floor	13.25%	9/24/2028	16,622,948	16,529,109	16,569,754	1.3%
Orion Advisor Solutions, LLC	Second Lien Delayed Draw Term Loan	(9)(10)	SOFR +	8.00	%,	1.00	% Floor	13.25%	9/24/2028	1,745,430	1,717,455	1,695,742	0.1%
Simplifi Holdings, Inc.	First Lien Term Loan	(10)	SOFR +	5.50	%,	0.75	% Floor	10.45%	10/1/2027	26,362,952	26,051,058	26,362,952	2.1%
Simplifi Holdings, Inc.	First Lien Revolving Loan	(9)(10)	SOFR +	5.50	%,	0.75	% Floor	10.45%	10/1/2027	397,590	374,471	397,590	0.0%
Syntax Systems Limited	First Lien Term Loan	(10)	SOFR +	5.00	%,	0.75	% Floor	9.96%	10/29/2028	10,510,068	10,443,538	10,406,018	0.8%
Tamarack Intermediate, L.L.C.	First Lien Term Loan	(10)	SOFR +	5.00	%,	0.75	% Floor	10.83%	3/13/2028	21,000,977	20,729,157	20,692,262	1.7%
Tamarack Intermediate, L.L.C.	First Lien Revolving Loan	(9)	SOFR +	5.50	%,	0.75	% Floor	10.83%	3/13/2028	—	(40,348)	(51,680)	0.0%
Total Software											269,582,152	268,494,031	21.6%

Total Debt Investments											2,416,453,150	2,407,707,483	194.2%

				Par			Percentage
	Type of	Interest		Amount			of Net
Portfolio Company 1 2 3	Investment	Rate	Acquisition Date	/ Units	Cost [4]	Fair Value	Assets [5]
Preferred Equity - 2.8%
Health Care Technology
Imagine Acquisitionco, LLC	Preferred Equity	N/A	11/16/2021	2,000,000	2,000,000	2,993,665	0.2%
Total Health Care Technology					2,000,000	2,993,665	0.2%

Insurance
Galway Borrower, LLC	Preferred Equity	14.00%	4/28/2023	12,172,948	11,928,998	12,253,289	1.0%
RSC Topco, Inc.	Preferred Equity	13.25%	8/14/2023	5,807,082	5,673,038	5,771,078	0.5%
Total Insurance					17,602,036	18,024,367	1.5%

Software
Eclipse Buyer, Inc.	Preferred Equity	12.50%	9/6/2024	3,356,250	3,289,126	3,289,126	0.3%
GT Polaris Holdings, Inc	Preferred Equity	12.50%	6/6/2022	10,957,957	10,816,528	10,617,165	0.9%
Total Software					14,105,654	13,906,291	1.2%

Total Preferred Equity Investments					33,707,690	34,924,323	2.8%

Common Equity and Warrants - 1.2%
Capital Markets
Resolute Investment Managers, Inc.	Equity	N/A	12/29/2023	48,483	1,216,681	1,267,200	0.1%
Total Capital Markets					1,216,681	1,267,200	0.1%

Financial Services
THL Fund IX Investors (Plymouth), L.P.	Equity	N/A	9/1/2023	3,731,779	3,731,779	3,747,766	0.3%
Total Financial Services					3,731,779	3,747,766	0.3%

Health Care Providers & Services
Giving Home Health Care	Equity	N/A	8/19/2022	1,667	17	976,212	0.1%
Total Health Care Providers & Services					17	976,212	0.1%

Real Estate Management & Development
ACC Ultimate Holdings, L.P.	Equity	N/A	5/8/2024	375,000	3,750,000	3,750,000	0.3%
Total Real Estate Management & Development					3,750,000	3,750,000	0.3%

Software
Spirit RR Holdings, Inc.	Equity	N/A	9/19/2022	3,585,975	3,635,318	5,167,031	0.4%
Total Software					3,635,318	5,167,031	0.4%

Total Common Equity and Warrants Investments					12,333,795	14,908,209	1.2%

Total Non-Controlled/Non-Affiliated Investments					$2,462,494,635	$2,457,540,015	198.2%
(1)	All of the Company’s investments are domiciled in the United States except for Ardonagh Finco B.V., New Mountain Guardian, and Syntax Systems Limited, which are domiciled in the United Kingdom, Bermuda, and Canada, respectively.
(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940 except for Ardonagh Finco B.V., New Mountain Guardian, and Syntax Systems Limited.
(4)	As of September 30, 2024, all investments are pledged as collateral unless otherwise stated.
(5)	The date disclosed represents the expiration of the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.

(6)	Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(7)	Percentage is based on net assets of $1,239,642,894 as of September 30, 2024.
(8)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(9)	This investment has an unfunded commitment as of September 30, 2024. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(10)	The interest rate on this security is subject to the Secured Overnight Financing Rate, which at September 30, 2024 was 5.34%.
(11)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $20,364,158 or 1.6% of net assets as of September 30, 2024 and are considered restricted.

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

September 30, 2024

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

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Fee Income	$23,501	$—	$1,379,586	$487,500

Total revenue from contracts with customers	$23,501	$—	$1,379,586	$487,500

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of both September 30, 2024 and December 31, 2023, no investments were on non-accrual status.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. During the three and nine months ended September 30, 2024, the Company earned dividend income of $1,334,574 and $2,369,935, respectively, that were included on the Consolidated Statements of Operations as dividend income. During the three and nine months ended September 30, 2023, the Company earned dividend income of $299,320 and $1,112,440, respectively, that were included on the Consolidated Statements of Operations as dividend income.

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

The Company evaluates tax positions taken or expected to be taken while preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not“ to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not“ threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted later based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions from inception through September 30, 2024. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service and state tax authorities.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. During the three and nine months ended September 30, 2024, the Company recorded $1,151,870 and $1,561,437 of realized loss and realized gains, respectively. During the three and nine months ended September 30, 2023, the Company recorded $276,340 and $1,135,647 of realized gains, respectively. During the three and nine months ended September 30, 2024, the Company recorded $3,613,065 and $8,044,881 of unrealized appreciation, respectively. During the three and nine months ended September 30, 2023, the Company recorded $8,731,313 and $9,726,657 of unrealized appreciation, respectively.

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

Consolidation

As provided under Regulation S-X and ASC Topic 946 - Financial Services - Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidates the accounts of the Company’s SPVs and any additional wholly-owned subsidiaries in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This change is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures and providing new disclosure requirements for entities with a single reportable segment, among other new disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance with respect to the consolidated financial statements and disclosures.

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

Base Management Fee

The Company pays to the Adviser an asset-based fee (the “Management Fee“) for management services in an amount equal to an annual rate of 1.30% of the average value of the Company’s gross assets (excluding cash and cash equivalents) for the most recently completed calendar quarter payable quarterly in arrears. The Management Fee for any partial quarter is appropriately prorated based on the actual number of days elapsed during such partial quarter as a fraction of the number of days in the relevant calendar year. For the three and nine months ended September 30, 2024, the Company incurred Management Fees of $8,108,431 and $22,057,958, respectively. For the three and nine months ended September 30, 2023, the Company incurred Management Fees of $6,286,880 and $17,772,397, respectively. As of September 30, 2024 and December 31, 2023, the Company recorded Management Fees payable of $8,108,431 and $6,531,640, respectively.

Incentive Fee

Beginning December 21, 2024, on the fourth anniversary of the date on which Stockholders were required to fund their initial drawdown (the “Incentive Commencement Date“), the Company will pay the Adviser an incentive fee (“Incentive Fee“) as set forth below. The Incentive Fee will consist of two parts. The first part (the “Investment Income Incentive Fee“) will be calculated and payable following the Incentive Commencement Date on a quarterly basis, in arrears, and will equal 15% of “pre-incentive fee net investment income“ for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.75% (i.e., 7% annualized) measured on a quarterly basis. For purposes of computing the initial installment of the Investment Income Incentive Fee, because the Incentive Commencement Date does not fall on the first day of a calendar quarter, the initial payment of the Investment Income Incentive Fee shall be payable for the period that commences on the Incentive Commencement Date through the last day of the first complete calendar quarter immediately following the Incentive Commencement Date (March 31, 2025) and, thereafter, at the end of each subsequent calendar quarter as described above. The second part (the “Capital Gains Incentive Fee“) will be an annual fee that will also commence with the period beginning on the Incentive Commencement Date and will be determined and payable following the Incentive Commencement Date, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 15% of realized capital gains, if any, determined on a cumulative basis from the Incentive Commencement Date through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees. Capital Gains Incentive Fee shall be payable for the period that commences on the Incentive Commencement Date through December 31, 2025. For the three and nine months ended September 30, 2024 and 2023, the Company did not incur any performance-based incentive fees.

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

For the three and nine months ended September 30, 2024, the Company incurred $262,066 and $763,695, respectively, of administrative overhead expenses that were included on the Consolidated Statements of Operations as professional fees. For the three and nine months ended September 30, 2023, the Company incurred $358,264 and $1,016,264, respectively, of administrative overhead expenses that were included on the Consolidated Statements of Operations as professional fees. As of September 30, 2024 and December 31, 2023, $262,066 and $312,184, respectively, of administrative overhead expenses remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses. For both the three and nine months ended September 30, 2024 and 2023, the Administrator did not waive any charges that were eligible for reimbursement under the terms of the Administration Agreement.

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

For the three and nine months ended September 30, 2024, the Company incurred expenses for services provided by the Sub-Administrator and the Custodian of $470,309 and $1,363,999, respectively, that were included on the Consolidated Statements of Operations as professional fees. For the three and nine months ended September 30, 2023, the Company incurred expenses for services provided by the Sub-Administrator and the Custodian of $284,709 and $963,859, respectively, that were included on the Consolidated Statements of Operations as professional fees. As of September 30, 2024 and December 31, 2023, $441,842 and $313,074, respectively, remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

Transfer Agent Fees

The Company has entered into a transfer agent servicing agreement with U.S. Bank Global Fund Services (in such capacity, the “Transfer Agent”). For the three and nine months ended September 30, 2024, the Company incurred expenses for services provided by the Transfer Agent of $15,452 and $34,450, respectively, that were included on the Consolidated Statements of Operations as professional fees. For the three and nine months ended September 30, 2023, the Company incurred expenses for services provided by the Transfer Agent of $20,000 and $49,496, respectively, that were included on the Consolidated Statements of Operations as professional fees. As of September 30, 2024 and December 31, 2023, $15,810 and $25,878, respectively, remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

Affiliated Broker-Dealer

The Adviser is an affiliate of SPC Capital Markets LLC, a Delaware limited liability company (the “Affiliated Broker-Dealer“), which is registered as a broker-dealer with the SEC and a member of the Financial Industry Regulatory Authority and the Securities Investor Protection Corporation. The Affiliated Broker-Dealer is authorized to engage in the following activities: (i) acting as broker or dealer selling corporate debt securities, (ii) acting as firm commitment underwriter, (iii) acting as real estate syndicator, (iv) investment advisory services (incidental to its role as broker-dealer), including acting as financial advisor to issuers of securities, and participants in mergers, acquisitions, sales, and dispositions of companies, and (v) private placements of securities. The Company paid the Affiliated Broker-Dealer a fee of $750,000 for services provided by the Affiliated Broker-Dealer in connection with the closing of the 2029 Notes. The Affiliated Broker-Dealer may receive fees from other investors and portfolio companies in which the Company invests but will not collect fees from the Company for its portfolio investments.

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

For the three and nine months ended September 30, 2024, the Company incurred offering costs of $12,072 and $43,730, respectively. For the three and nine months ended September 30, 2023, the Company incurred offering costs of $24,315 and $76,939, respectively. As of both September 30, 2024 and December 31, 2023, there was no balance payable on the Consolidated Statements of Assets and Liabilities for offering expenses payable.

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

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of September 30, 2024 and December 31, 2023, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

		September 30, 2024	December 31, 2023
Portfolio Company	Type of Investment	Par	Par
2-10 Holdco, Inc.	First Lien Revolving Loan	$2,777,778	$2,777,778
Accordion Partners LLC	First Lien Delayed Draw Term Loan	—	2,074,694
Accordion Partners LLC	First Lien Revolving Loan	1,017,007	2,034,014
Accuserve	First Lien Delayed Draw Term Loan	6,192,170	2,689,655
Accuserve	First Lien Revolving Loan	6,573,271	—
Acentra Holdings, LLC	First Lien Revolving Loan	1,344,648	—
Acentra Holdings, LLC	First Lien Delayed Draw Term Loan	8,715,000	—
Action Behavior Centers Therapy LLC	First Lien Revolving Loan	3,071,429	—
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	6,142,857	—
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	23,333,333	—
AmeriLife Group LLC	First Lien Delayed Draw Term Loan	6,325,222	1,768,121
AmeriLife Group LLC	First Lien Revolving Loan	6,891,022	5,272,727
Anaplan, Inc.	First Lien Revolving Loan	1,546,008	1,546,008
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	8,804,825	—
Aprio Advisory Group, LLC	First Lien Revolving Loan	2,993,640	—
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	4,561,218	4,955,250
ARMStrong Receivable Management	First Lien Revolving Loan	298,516	298,516
Baker Tilly Advisory Group, L.P.	First Lien Delayed Draw Term Loan	2,736,444	—
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	3,834,507	—
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	11,688,000	9,873,511
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	3,000,000	3,000,000
Belmont Buyer, Inc.	First Lien Revolving Loan	2,180,233	2,180,233
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	4,234,694	2,616,279
Bottomline Technologies, Inc.	First Lien Revolving Loan	7,365,385	7,365,385
Captive Resources Midco, LLC	First Lien Revolving Loan	2,202,764	2,202,764
Chartis Group, LLC	First Lien Revolving Loan	2,517,483	—
Chartis Group, LLC	First Lien Delayed Draw Term Loan	1,258,741	—
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	4,200,000	5,625,000
Choreo Buyer, LLC	First Lien Delayed Draw Term Loan	15,560,000	—
Cliffwater, LLC	First Lien Revolving Loan	2,857,143	2,857,143
CNSI Holdings, LLC	First Lien Revolving Loan	—	912,440
Continental Buyer Inc.	First Lien Delayed Draw Term Loan	8,152,866	—
Continental Buyer Inc.	First Lien Revolving Loan	3,057,325	—
Diligent Corporation	First Lien Delayed Draw Term Loan	4,123,925	—
Diligent Corporation	First Lien Revolving Loan	5,996,603	2,300,000
Eclipse Buyer, Inc.	First Lien Revolving Loan	1,082,661	—
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	2,133,941	—
Ellkay, LLC	First Lien Revolving Loan	2,166,667	3,611,111
Foundation Risk Partners, Corp.	First Lien Revolving Loan	4,407,199	—
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	9,562,465	—
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	12,133,107	21,000,000
Galway Borrower, LLC	First Lien Revolving Loan	2,227,255	4,098,295
GaphPAD Software, LLC	First Lien Revolving Loan	—	1,250,000
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	—	2,186,775
Geosyntec Consultants, Inc.	First Lien Revolving Loan	—	1,609,000
Giving Home Health Care	First Lien Revolving Loan	—	3,125,000
GovDelivery Holdings, LLC	First Lien Revolving Loan	2,192,982	1,909,804
GS Acquisitionco, Inc.	First Lien Revolving Loan	940,000	—
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	1,425,600	—
Hyland Software, Inc	First Lien Revolving Loan	1,199,095	1,199,095
IG Investments Holdings, LLC	First Lien Revolving Loan	5,057,803	5,057,803
Imagine Acquisitionco, LLC	First Lien Revolving Loan	4,630,225	4,630,225
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	24,923,077	—
Kwol Acquisition Inc	First Lien Revolving Loan	287,657	230,126

LendingTree, Inc.	First Lien Delayed Draw Term Loan	3,000,000	—
MAI Capital Management Intermediate LLC	First Lien Revolving Loan	1,535,714	—
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	4,071,429	—
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	9,425,269	3,200,000
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	6,732,335	—
MB2 Dental Solutions, LLC	First Lien Revolving Loan	2,244,112	—
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	1,694,915	790,960
Minotaur Acquisition, Inc	First Lien Delayed Draw Term Loan	3,401,163	—
Minotaur Acquisition, Inc	First Lien Revolving Loan	2,040,698	—
Mirra-Prime Access Holdings, LLC	First Lien Revolving Loan	685,000	2,055,000
More Cowbell I LLC	First Lien Delayed Draw Term Loan	—	5,444,251
More Cowbell I LLC	First Lien Revolving Loan	—	5,770,906
More Cowbell II LLC	First Lien Delayed Draw Term Loan	5,444,251	—
More Cowbell II LLC	First Lien Revolving Loan	4,137,631	—
Neptune Flood Incorporated	First Lien Revolving Loan	—	750,000
New Mountain Capital LLC	Subordinated Unsecured	400,000	—
New Mountain Capital LLC	Subordinated Unsecured	1,688,900	—
New Mountain Capital LLC	Subordinated Unsecured	5,884,813	—
New Mountain Capital LLC	Subordinated Unsecured	8,050,292	—
OneDigital Borrower LLC	First Lien Delayed Draw Term Loan	—	9,771,429
Orion Advisor Solutions, LLC	Second Lien Delayed Draw Term Loan	8,192,070	—
NextGen Healthcare	First Lien Delayed Draw Term Loan	2,369,525	2,369,525
NextGen Healthcare	First Lien Revolving Loan	889,328	889,328
NXGen Buyer, Inc.	First Lien Revolving Loan	326,292	—
PAS Parent Inc.	First Lien Delayed Draw Term Loan	2,065,500	9,000,000
PAS Parent Inc.	First Lien Revolving Loan	843,370	1,000,000
PAS Parent Inc.	First Lien Delayed Draw Term Loan	5,625,000	—
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	3,193,046	6,875,000
Petra Borrower, LLC	First Lien Revolving Loan	1,719,332	2,750,000
Project K BuyerCo, Inc.	First Lien Revolving Loan	7,727,273	7,727,273
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	1,237,946	19,662,857
Simplifi Holdings, Inc.	First Lien Revolving Loan	2,493,976	2,349,398
Southpaw AP Buyer, LLC	First Lien Revolving Loan	868,056	459,406
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	711,806	—
SpecialtyCare, Inc.	First Lien Revolving Loan	658,640	913,598
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	3,500,000	3,500,000
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	6,300,000	1,545,250
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	2,000,000	2,000,000
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	14,157,973	3,940,858
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	1,135,135	—
Tamarack Intermediate LLC	First Lien Revolving Loan	3,515,625	3,515,625
Titan Home Improvement, LLC	First Lien Delayed Draw Term Loan	4,604,651	—
Titan Home Improvement, LLC	First Lien Revolving Loan	3,837,209	—
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	6,624,681	7,446,809
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	2,788,462	5,769,231
Vital Care Buyer LLC	First Lien Revolving Loan	873,750	—
Williams Martson, LLC	First Lien Delayed Draw Term Loan	2,553,846	2,553,846
Williams Martson, LLC	First Lien Revolving Loan	2,106,923	2,234,615
Worldwide Insurance Network, LLC	First Lien Delayed Draw Term Loan	12,923,244	—
Total Par		$416,202,972	$226,541,917

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded on the consolidated financial statements and reflected as an adjustment to the valuation of the related security on the Consolidated Schedule of Investments as of both September 30, 2024 and December 31, 2023. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

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

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in Section 61 of the 1940 Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of September 30, 2024 and December 31, 2023, the Company’s asset coverage ratios were 196% and 193%, respectively.

The following tables show the Company’s outstanding debt as of September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024
	Aggregate Principal	Outstanding	Amount	Net Carrying
	Committed	Principal	Available (1)	Value
Capital Call Facility	$85,000,000	$1,000,000	$84,000,000	$914,694
Revolving Credit Facility	850,000,000	665,000,000	185,000,000	656,361,933
Secured Credit Facility	300,000,000	201,000,000	99,000,000	197,872,661
2025 Notes	225,000,000	225,000,000	—	224,345,691
2029 Notes	200,000,000	200,000,000	—	197,600,864
Total	$1,660,000,000	$1,292,000,000	$368,000,000	$1,277,095,843

	December 31, 2023
	Aggregate			Net
	Principal	Outstanding	Amount	Carrying
	Committed	Principal	Available (1)	Value
Capital Call Facility	$85,000,000	$52,000,000	$33,000,000	$51,663,310
Revolving Credit Facility	750,000,000	666,000,000	84,000,000	661,932,675
Secured Credit Facility	300,000,000	126,000,000	174,000,000	123,999,715
2025 Notes	225,000,000	225,000,000	—	223,656,743
Total	$1,360,000,000	$1,069,000,000	$291,000,000	$1,061,252,443
(1)	The amount available may be subject to limitations related to the borrowing base under the Financing Facilities, outstanding letters of credit issued and asset coverage requirements.

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

As of both September 30, 2024 and December 31, 2023, the carrying amount of the Company’s borrowings under the Capital Call Facility approximated its fair value. As of September 30, 2024, and December 31, 2023, unamortized financing costs of $85,306 and $336,690, respectively, are being deferred and amortized over the remaining term of the Capital Call Facility. As of September 30, 2024 and December 31, 2023, the Company had an outstanding balance of $1,000,000 and $52,000,000, respectively. As of September 30, 2024, the Capital Call Facility is presented on the Consolidated Statements of Assets and Liabilities totaling $914,694. As of December 31, 2023, the Capital Call Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $51,663,310.

The following table shows additional information about the interest and financing costs related to the Capital Call Facility for the three and nine months ended September 30, 2024 and 2023:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Interest expense related to the Capital Call Facility	$742,000	$1,318,368	$2,345,794	$2,487,711
Financing expenses related to the Capital Call Facility	89,183	114,593	265,730	340,139
Total interest and financing expenses related to the Capital Call Facility	$831,183	$1,432,961	$2,611,524	$2,827,850

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

On September 12, 2024, SPV I executed a letter agreement (the “Fifth Amendment”) to amend the Revolving Credit Facility. Under the Fifth Amendment, JPM and each other lender party and each of their respective successors and permitted assigns have agreed to make Tranche A Advances and Tranche B Advances to the Company as specified according to a transaction schedule. The other material terms of the Revolving Credit Facility were unchanged. SPV I’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in all of SPV I’s portfolio of investments and cash. The obligations of SPV I under the Revolving Credit Facility are non-recourse to the Company, and the Company’s exposure under the Revolving Credit Facility is limited to the value of the Company’s investment in SPV I.

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

As of both September 30, 2024 and December 31, 2023, the carrying amount of the Company’s borrowings under the Revolving Credit Facility approximated its fair value. As of September 30, 2024 and December 31, 2023, unamortized financing costs of $8,638,067 and $4,067,325, respectively, are being deferred and amortized over the remaining term of the Revolving Credit Facility. As of September 30, 2024 and December 31, 2023, the Revolving Credit Facility had an outstanding balance of $665,000,000 and $666,000,000, respectively. The Revolving Credit Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $656,361,933 as of September 30, 2024 and $661,932,675 as of December 31, 2023.

The following table shows additional information about the interest and financing costs related to the Revolving Credit Facility for the three and nine months ended September 30, 2024 and 2023:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Interest expenses related to the Revolving Credit Facility	$14,710,385	$13,245,470	$41,240,060	$38,572,482
Financing expenses related to the Revolving Credit Facility	458,064	411,221	1,047,977	1,370,960
Total interest and financing expenses related to the Revolving Credit Facility	$15,168,449	$13,656,691	$42,288,037	$39,943,442

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

As of September 30, 2024 and December 31, 2023, the carrying amount of the Company’s borrowings under the Secured Credit Facility approximated its fair value. As of September 30, 2024, and December 31, 2023, unamortized financing costs of $3,127,339 and $2,000,285, respectively, are being deferred and amortized over the remaining term of the Secured Credit Facility. As of September 30, 2024, and December 31, 2023, the Secured Credit Facility had an outstanding balance of $201,000,000 and $126,000,000, respectively. The Secured Credit Facility is presented on the Consolidated Statements of Assets and Liabilities net of

unamortized financing costs, which results in an outstanding balance, totaling $197,872,661 as of September 30, 2024 and $123,999,715 as of December 31, 2023.

The following table shows additional information about the interest and financing costs related to the Secured Credit Facility for the three and nine months ended September 30, 2024 and 2023:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest expense related to the Secured Credit Facility	$4,517,578	$1,046,256	$12,830,228	$1,046,256
Financing expenses related to the Secured Credit Facility	157,275	55,695	372,945	55,695
Total interest and financing expenses related to the Secured Credit Facility	$4,674,853	$1,101,951	$13,203,173	$1,101,951

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

As of both September 30, 2024 and December 31, 2023, the carrying amount of the Company’s borrowings under the 2025 Notes approximated its fair value. As of September 30, 2024, and December 31, 2023, unamortized debt issuance costs of $654,309 and $1,343,257, respectively, are being deferred and amortized over the remaining term of the 2025 Notes. As of both September 30, 2024 and December 31, 2023, the 2025 Notes had an outstanding balance of $225,000,000. The 2025 Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $224,345,691 as of September 30, 2024 and $223,656,743 as of December 31, 2023.

The following table shows additional information about the interest and financing costs related to the 2025 Notes for the three and nine months ended September 30, 2024 and 2023:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest expense related to the 2025 Notes	$3,279,375	$3,279,375	$9,838,125	$9,838,125
Financing expenses related to the 2025 Notes	266,265	265,017	788,948	771,609
Total interest and financing expenses related to the 2025 Notes	$3,545,640	$3,544,392	$10,627,073	$10,609,734

2029 Notes

On September 17, 2024, the Company entered into a Note Purchase Agreement (the “September 2024 NPA”) governing the issuance of $200 million in aggregate principal amount of senior unsecured notes due September 15, 2029 (the “2029 Notes”) to qualified institutional investors in a private placement.

The 2029 Notes have a fixed interest rate of 6.70% per year, subject to a step up of (1) 1.00% per year, to the extent and for so long as the 2029 Notes fail to satisfy certain investment grade rating conditions and/or (2) 1.50% per year, to the extent and for so long as either the ratio of the Company’s secured debt to total assets exceeds specified thresholds, measured as of each fiscal quarter-end, or the Company fails to deliver the required quarterly or annual financial statements and related certificates when due. The Company intends to use the net proceeds from the offering of the 2029 Notes to repay existing Indebtedness and for general corporate purposes.

The 2029 Notes will mature on September 15, 2029 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the September 2024 NPA. Interest on the 2029 Notes will be due semiannually in April and October of each year, beginning in April 2025. In addition, the Company is obligated to offer to repay the 2029 Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the September 2024 NPA, the Company may redeem the 2029 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before June 16, 2029, a make-whole premium.

As of September 30, 2024 the carrying amount of the Company’s borrowings under the 2029 Notes approximated its fair value. As of September 30, 2024 unamortized debt issuance costs of $2,399,136 are being deferred and amortized over the remaining term of the 2029 Notes. As of September 30, 2024 the 2029 Notes had an outstanding balance of $200,000,000. The 2029 Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $197,600,864 as of September 30, 2024.

The following table shows additional information about the interest and financing costs related to the 2029 Notes for the three months ended September 30, 2024 and 2023:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest expense related to the 2029 Notes	$260,556	$—	$260,556	$—
Financing expenses related to the 2029 Notes	17,222	—	17,222	—
Total interest and financing expenses related to the 2029 Notes	$277,778	$—	$277,778	$—

Note 7. Net Assets

Unregistered Sales of Equity Securities

Since inception through September 30, 2024, the Company has completed the following issuances of Common Stock:

	Number of Common	Aggregate
Common Stock Issuance Date	Stock Issued	Offering Price
September 27, 2024 (1)	647,722	$12,832,667
September 27, 2024	117,353	2,325,000
July 2, 2024	282,309	5,600,000
June 28, 2024	6,539,426	129,520,525
June 28, 2024 (1)	634,347	12,563,937
April 2, 2024	12,684	250,000
March 28, 2024	3,402,804	66,893,333
March 26, 2024(1)	461,503	9,072,365
December 28, 2023	2,305,457	45,036,647
December 26, 2023(1)	264,628	5,169,447
September 29, 2023	2,578,558	49,900,000
September 27, 2023(1)	218,518	4,228,747
June 28, 2023	1,126,918	21,800,000
June 26, 2023(1)	252,293	4,880,557
April 3, 2023	56,599	1,093,900
March 29, 2023	980,749	18,906,100
March 27, 2023(1)	229,681	4,427,602
December 30, 2022	2,467,892	48,500,000
December 27, 2022(1)	186,283	3,666,375
September 28, 2022	5,000,901	99,900,000
September 26, 2022(1)	138,540	2,767,536
June 29, 2022	2,498,950	50,000,000
June 27, 2022(1)	100,633	2,013,490
March 29, 2022	1,986,561	40,000,000
March 25, 2022	2,734,196	55,000,000
March 24, 2022(1)	87,065	1,751,362
December 22, 2021(1)	44,706	898,396
December 9, 2021	10,296,137	210,000,000
September 24, 2021	3,783,388	75,000,000
September 23, 2021(1)	17,842	353,695
August 25, 2021(1)	13,540	271,305
June 18, 2021	5,025,757	100,000,000
March 30, 2021	3,687,064	71,877,447
February 26, 2021	1,429,493	28,121,553
February 4, 2021	1,545,776	30,000,000
December 24, 2020	744,307	14,886,136
December 21, 2020	505,693	10,113,864
November 17, 2020	50	1,000
(1)	Shares were issued to Stockholders participating in the Company’s DRIP.

All issuances of common stock are to be made at a price at least equal to the current net asset value, with such calculation to be carried out consistent with the Company’s valuation policies and procedures. For the three months ended September 30, 2024, the Company issued 282,309 and 765,075 shares, respectively, of Common Stock at an average price of $19.84 and $19.81, respectively, through private placement offerings resulting in gross proceeds to the Company of $5.6 million and $15.2 million, respectively. For the three months ended September 30, 2023, the Company issued 2,797,076 shares of Common Stock at an average price of $19.35 through private placement offerings resulting in gross proceeds to the Company of $29.4 million. The Company had 62,406,323 shares outstanding as of September 30, 2024 and 50,308,175 shares outstanding as of December 31, 2023. As of September 30, 2024, the Company has received capital commitments totaling $1,511.3 million, of which, $336.6 million remains unfunded. As of December 31, 2023, the Company had received capital commitments totaling $1,282.1 million, of which, $311.9 million remained unfunded.

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

Distributions

For the three and nine months ended September 30, 2024 and 2023, the Company declared the following distributions.

		Distribution Rate	Distribution
Record Date	Payment Date	per Share	Paid
September 26, 2024	September 27, 2024	$0.650	$40,066,810
June 26, 2024	June 28, 2024	$0.650	$35,220,358
March 25, 2024	March 26, 2024	$0.650	$32,700,314
September 25, 2023	September 27, 2023	$0.655	$29,436,364
June 23, 2023	June 26, 2023	$0.640	$27,879,553
March 24, 2023	March 27, 2023	$0.600	$25,376,864

Note 8. Investments

The following table presents the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2024 and December 31, 2023.

	September 30, 2024			December 31, 2023
			Percent of			Percent of
	Amortized	Fair	Total Portfolio		Fair	Total Portfolio
Investments:	Cost	Value	at Fair Value	Amortized Cost	Value	at Fair Value
First Lien Loans	$2,105,580,039	$2,106,243,326	85.7%	$1,732,531,380	$1,727,610,516	86.3%
Second Lien Loans	250,400,145	239,776,061	9.8	178,039,770	165,869,897	8.3
Unsecured Notes	60,472,966	61,688,096	2.5	66,197,792	68,012,196	3.4
Preferred Equity	33,707,690	34,924,323	1.4	27,271,984	27,539,711	1.4
Common Equity and Warrants	12,333,795	14,908,209	0.6	8,583,807	10,592,915	0.6
Total Investments	$2,462,494,635	$2,457,540,015	100.0%	$2,012,624,733	$1,999,625,235	100.0%

The geographic composition of investments based on fair value as of September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
U.S.	99.4%	98.4%
Non-U.S.	0.6	1.6
Total	100.0%	100.0%

The industry composition of investments based on fair value as of September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
Capital Markets	5.1%	4.7%
Diversified Consumer Services	0.5	0.6
Financial Services	10.4	10.8
Health Care Providers & Services	16.0	13.0
Health Care Technology	3.7	6.2
Insurance	19.5	22.3
IT Services	9.6	12.1
Professional Services	16.7	13.0
Real Estate Management & Development	6.8	2.5
Software	11.7	14.8
Total	100.0%	100.0%

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

The following table presents the fair value hierarchy as of September 30, 2024.

	Fair Value Hierarchy as of September 30, 2024
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$28,380,715	$2,077,862,611	$2,106,243,326
Second Lien Loans	—	73,837,586	165,938,475	239,776,061
Unsecured Notes	—	20,364,158	41,323,938	61,688,096
Preferred Equity	—	—	34,924,323	34,924,323
Common Equity & Warrants	—	—	14,908,209	14,908,209
Total	$—	$122,582,459	$2,334,957,556	$2,457,540,015

The following table presents the fair value hierarchy as of December 31, 2023.

	Fair Value Hierarchy as of December 31, 2023
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$3,933,786	$1,723,676,730	$1,727,610,516
Second Lien Loans	—	14,465,957	151,403,940	165,869,897
Unsecured Notes	—	19,678,973	48,333,223	68,012,196
Preferred Equity	—	—	27,539,711	27,539,711
Common Equity & Warrants	—	—	10,592,915	10,592,915
Total	$—	$38,078,716	$1,961,546,519	$1,999,625,235

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2024 and 2023:

	First Lien	Second Lien	Unsecured	Preferred	Common Equity
Three Months Ended September 30, 2024	Loans	Loans	Notes	Equity	& Warrants	Total
Fair value, beginning of period	$1,961,280,493	$186,593,990	$38,657,225	$33,685,326	$10,675,085	$2,230,892,119
Purchases of investments, net	260,979,414	5,470,586	2,121,927	873,699	3,750,000	273,195,626
Proceeds from sales and principal payments, net	(148,980,154)	(5,307,936)	—	—	—	(154,288,090)
Realized gain (loss) on investments	836,863	32,611	—	—	—	869,474
Net change in unrealized appreciation/(depreciation)	2,113,928	(994,545)	507,796	348,065	483,124	2,458,368
Net accretion of discount and amortization of investments	1,632,067	44,169	36,990	17,233	—	1,730,459
Transfers into (out of) Level 3	—	(19,900,400)	—	—	—	(19,900,400)
Fair value, end of period	$2,077,862,611	$165,938,475	$41,323,938	$34,924,323	$14,908,209	$2,334,957,556

	First Lien	Second Lien	Unsecured
Three Months Ended September 30, 2023	Loans	Loans	Notes	Equity	Total
Fair value, beginning of period	$1,531,787,783	$161,057,781	$46,630,169	$24,401,174	$1,763,876,907
Purchases of investments, net	139,204,504	—	340,544	9,597,217	149,142,265
Proceeds from sales and principal payments, net	(38,624,668)	(1,348,188)	—	—	(39,972,856)
Realized gain (loss) on investments	37,734	(105,669)	—	—	(67,935)
Net change in unrealized appreciation/(depreciation)	5,822,624	1,970,512	97,337	580,881	8,471,354
Net accretion of discount and amortization of investments	1,927,127	33,245	33,325	8,413	2,002,110
Transfers into (out of) Level 3	—	—	—	—	—
Fair value, end of period	$1,640,155,104	$161,607,681	$47,101,375	$34,587,685	$1,883,451,845

	First Lien	Second Lien	Unsecured	Preferred	Common Equity
Nine Months Ended September 30, 2024	Loans	Loans	Notes	Equity	& Warrants	Total
Fair value, beginning of period	$1,723,676,730	$151,403,940	$48,333,223	$27,539,712	$10,592,915	$1,961,546,520
Purchases of investments, net	745,586,859	103,800,677	12,307,593	6,378,646	3,750,017	871,823,792
Proceeds from sales and principal payments, net	(407,118,469)	(59,108,671)	(19,690,913)	—	(17)	(485,918,070)
Realized gain (loss) on investments	5,096,580	(779,426)	—	—	(13)	4,317,141
Net change in unrealized appreciation/(depreciation)	5,248,584	2,178,602	240,142	948,907	565,307	9,181,542
Net accretion of discount and amortization of investments	5,372,327	206,253	133,893	57,058	—	5,769,531
Transfers into (out of) Level 3	—	(31,762,900)	—	—	—	(31,762,900)
Fair value, end of period	$2,077,862,611	$165,938,475	$41,323,938	$34,924,323	$14,908,209	$2,334,957,556

	First Lien	Second Lien	Unsecured
Nine Months Ended September 30, 2023	Loans	Loans	Notes	Equity	Total
Fair value, beginning of period	$1,391,696,261	$149,314,979	$31,325,545	$13,560,290	$1,585,897,075
Purchases of investments, net	305,559,113	—	15,966,651	20,104,065	341,629,829
Proceeds from sales and principal payments, net	(61,539,360)	(1,348,188)	—	—	(62,887,548)
Realized gain (loss) on investments	56,067	(105,669)	—	—	(49,602)
Net change in unrealized appreciation/(depreciation)	5,035,878	2,830,316	(296,703)	905,440	8,474,931
Net accretion of discount and amortization of investments	4,954,868	224,023	105,882	17,890	5,302,663
Transfers into (out of) Level 3	(5,607,723)	10,692,220	—	—	5,084,497
Fair value, end of period	$1,640,155,104	$161,607,681	$47,101,375	$34,587,685	$1,883,451,845

During the three months ended September 30 2024, there was one transfer into Level 3 from Level 2 because of a decrease in observable inputs and one transfer into Level 2 from Level 3 because of an increase in observable inputs. During the nine months ended September 30, 2024, there was one transfer into Level 3 from Level 2 because of a decrease in observable inputs and two transfers into Level 2 from Level 3 because of an increase in observable inputs. During the three months ended September 30, 2023, there were no transfers into or out of Level 2 or Level 3. During the nine months ended September 30, 2023, there was one transfer into Level 3 from Level 2 because of a decrease in observable inputs and one transfer into Level 2 from Level 3 because of an increase in observable inputs.

The following table presents the net change in unrealized appreciation (depreciation) for the Level 3 investments held by the Company at the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Net Change in Unrealized Appreciation (Depreciation)	2024	2023	2024	2023
First Lien Loans	$2,113,928	$5,822,624	$5,248,584	$5,035,878
Second Lien Loans	(994,545)	1,970,512	2,178,602	2,830,316
Unsecured Notes	507,796	97,337	240,142	(296,703)
Preferred Equity	348,065	—	948,907	905,440
Common Equity & Warrants	483,124	580,881	565,307	—
Total	$2,458,368	$8,471,354	$9,181,542	$8,474,931

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2024. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	September 30, 2024
Type of Investment	Fair Value	Valuation technique	Unobservable input	Range (weighted average)
First Lien Loans	$537,398,917	Discounted Cash Flow	Discount Rate	8.2% - 19.5% (8.85)
First Lien Loans	1,540,463,694	Market Transaction	Market Transaction	94.6% - 100.7% (99.0%)
Second Lien Loan	165,938,475	Market Transaction	Market Transaction	72.0% - 101.3% (94.7%)
Unsecured Notes	41,323,938	Market Transaction	Market Transaction	93.9% - 103.1% (97.9%)
Preferred Equity	2,993,665	Discounted Cash Flow	Discount Rate	149.7%
Preferred Equity	31,930,658	Market Transaction	Market Transaction	96.9% - 100.7% (98.9%)
Common Equity	14,908,209	Market Transaction	Market Transaction	100.0% - 58,561.2% (4,157.2%)
Total	$2,334,957,556

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

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260“), basic and diluted net increase in net assets resulting from operations per share of Common Stock is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. The methodology for the weighted average number of shares outstanding during the period utilizes the weighted average number of shares from the beginning of the period through the end of the period. Other potentially dilutive shares of Common Stock, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. For the three and nine months ended September 30, 2024 and 2023, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of Common Stock for the three and nine months ended September 30, 2024 and 2023:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net increase in net assets resulting from operations	$39,662,955	$40,239,574	$117,150,456	$96,158,192
Weighted average shares of Common Stock outstanding—basic and diluted	61,668,083	45,006,570	55,530,414	43,662,348
Basic and diluted net increase in net assets resulting from operations per share of Common Stock	$0.64	$0.89	$2.11	$2.20

Note 11. Taxes

The Company has elected to be treated and intends to qualify annually as a RIC, to distribute substantially all of its income and to comply with the other requirements of the Code applicable to RICs. Accordingly, no provision for federal taxes is required. In addition, by distributing during each calendar year substantially all of its net investment income, net realized capital gains and certain other amounts, if any, the Company intends not to be subject to a material federal excise tax. The Company did not have any liabilities for uncertain tax positions or unrecognized tax benefits as of September 30, 2024.

As of both September 30, 2024 and December 31, 2023, the tax cost of the Company’s investments approximates its amortized cost.

Note 12. Financial Highlights

The following per share of Common Stock data has been derived from information provided on the consolidated financial statements. The following is a schedule of financial highlights for the nine months ended September 30, 2024 and 2023:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)
Per share of Common Stock operating performance:
Net asset value, beginning of year/period	$19.71	$19.32
Results of operations:
Net investment income [1]	1.94	1.95
Net realized gains (losses) and unrealized appreciation (depreciation) [2]	0.16	0.23
Net increase (decrease) in net assets resulting from operations	2.10	2.18

Distributions to Common Stockholders
Distributions from earnings	(1.95)	(1.90)
Net decrease in net assets resulting from distributions	(1.95)	(1.90)
Net asset value, end of year/period	$19.86	$19.60

Shares outstanding, end of year/period	62,406,323	47,738,090
Ratio/Supplemental data:
Net assets, end of year/period	$1,239,642,894	$935,887,906
Weighted average shares outstanding	55,530,414	43,662,348
Total return [3]	11.04%	11.73%
Portfolio turnover	21.34%	7.01%
Ratio of operating expenses to average net assets [4]	11.47%	11.93%
Ratio of net investment income (loss) to average net assets [4]	12.71%	13.16%
1	The per share of Common Stock data was derived by using weighted average shares outstanding during the period.
2	The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year/period does not agree with the change in the aggregate appreciation and depreciation in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.

3	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share, assuming reinvestment of any distributions during the period. Total return is not annualized and does not include a sales load.
4	The ratios reflect an annualized amount. Non-recurring expenses were not annualized. During the nine months ended September 30, 2024 and 2023, the Company incurred $43,730 and $76,939 of Offering Expenses, respectively, which were deemed to be non-recurring.

Note 13. Subsequent Events

Management has evaluated subsequent events and transactions for potential recognition and/or disclosure through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized on the consolidated financial statements as of and for the three and nine months ended September 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of any public health emergencies or crises;
●	interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;
●	the impacts of rising interest and inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies;
●	general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, China, Russia, Ukraine and the Middle East;
●	our contractual arrangements and relationships with third parties;
●	actual and potential conflicts of interest with our Adviser and its affiliates;
●	the dependence of our future success on the general economy and its effect on the industries in which we invest;
●	the ability of our portfolio companies to achieve their objectives;
●	the adequacy of our financing sources and working capital;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
●	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
●	our ability to maintain our qualification as a BDC and as a RIC under the Code;
●	the effect of changes in tax laws and regulations and interpretations thereof; and
●	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K and elsewhere in this report.

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

As of September 30, 2024, the Company has called equity capital in the amount of $1,174.7 million. See “Subscriptions and Drawdowns“ under “Financial Condition, Liquidity and Capital Resources“ below for further details. Management anticipates calling additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to private placements (“Private Offering“) of Common Stock.

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

Ability to Leverage Stone Point’s Experienced Investment Team. The Adviser intends to utilize Stone Point Capital’s significant resources and knowledge throughout the life cycle of each investment to support the Stone Point Credit Investment Team’s Credit Activities. On an as-needed basis, the Stone Point Capital Private Equity Team contributes a portion of its time, effort and resources to support Credit Activities. Stone Point Capital has a long, successful record of making investments and managing businesses in the financial services industry. Stone Point Capital has raised nine private equity funds with an investment track record of over 25 years and a focus on investments in companies in the global financial services industry and related sectors. Stone Point Capital and its affiliates have invested in 26 asset management platforms over 15 years and Stone Point believes that its experience investing in and building businesses across a variety of credit strategies, positions the Company for success in the direct lending middle market. The Stone Point Credit Investment Team is responsible for making all investment and disposition recommendations to the Adviser’s investment committee (the “Investment Committee”). The Investment Committee makes all investment and disposition decisions, subject to Board oversight. As of September 30, 2024, the Investment Team is comprised of 100 investment professionals, operating partners and senior advisors who bring to Stone Point considerable experience with Stone Point and/or from other leading private equity, private debt, investment banking, financial services, corporate law, and accounting firms. A majority of the Investment Team is focused on the private equity markets; however, Stone Point intends to continue to expand the Stone Point Credit Investment Team to support the ongoing growth of the Company and expansion of the Credit Activities1. As of September 30, 2024, the Stone Point Credit Investment Team was comprised of more than 20 dedicated investment professionals2.

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

1	Certain communications between professionals within the Stone Point Capital Private Equity Team and professionals within Stone Point Credit Investment Team may be restricted due to internal policy restrictions.
2	Includes one employee whose focus is shared across Stone Point Credit and Stone Point Capital.
3	From the Commencement of Operations through February 28, 2022, the Investment Committee for the Adviser was comprised of James D. Carey, Charles A. Davis, Stephen Friedman, David J. Wermuth and Nicolas D. Zerbib. Effective March 1, 2022, Scott J. Bronner and Eric L. Rosenzweig joined the Investment Committee and Charles A. Davis and Stephen Friedman have each assumed an advisory role to the Investment Committee.

The following table sets forth the experience of the Adviser’s Investment Committee.

	Years in
	Financial	Years at
The Adviser’s Investment Committee	Services	Stone Point
Scott J. Bronner, Head of Stone Point Credit and Managing Director of Stone Point
Member of the Investment Committee	18	15
James D. Carey, Co-Chief Executive Officer of Stone Point Capital
Member of the Investment Committee	30	27
Eric L. Rosenzweig, Managing Director
Member of the Investment Committee	20	18
David J. Wermuth, General Counsel and Chairman of the Company, Co-President and CCO of Stone Point Capital
Member of the Investment Committee	28	25
Nicolas D. Zerbib, Co-President and CIO Chief Investment Officer of Stone Point Capital
Member of the Investment Committee	29	26

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

Leverage

The amount of leverage that the Company employs will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in Section 61 of the 1940 Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of September 30, 2024 and December 31, 2023, the Company’s asset coverage ratio was 196% and 193%, respectively.

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets or capital commitments as collateral to financing facilities.

Financial and Operating Highlights

	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2024	2024
Total investment income	$69,648,154	$204,558,052
Total expenses	34,750,134	97,013,914
Net investment income (loss)	34,898,020	107,544,138
Total net realized gains (losses)	1,151,870	1,561,437
Total net change in unrealized appreciation (depreciation)	3,613,065	8,044,881
Net increase (decrease) in net assets resulting from operations	$39,662,955	$117,150,456
Per share information - basic and diluted:
Net investment income (loss)	$0.57	$1.94
Net increase (decrease) in net assets resulting from operations	$0.64	$2.11
Distributions declared per share	$0.65	$1.95

	As of	As of
	September 30,	December 31,
Consolidated balance sheet data	2024	2023
Cash and cash equivalents	$96,096,004	$41,629,071
Investments at fair value	2,457,540,015	1,999,625,235
Total assets	2,582,531,960	2,067,896,678
Total debt (net of unamortized debt issuance costs)	1,277,095,843	1,061,252,443
Total liabilities	1,342,889,066	1,076,474,586
Total net assets	$1,239,642,894	$991,422,092
Net asset value per share	$19.86	$19.71
Other data:
Number of portfolio companies	97	74
Distributions declared per share	1.95	2.57
Total return based on net asset value [1]	11.04%	16.21%
1	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share, assuming reinvestment of any distributions during the period. Total return is not annualized and does not include a sales load.

Portfolio and Investment Activity

Our investment activity for the three months ended September 30, 2024 is presented below (information presented herein is at par value unless otherwise indicated).

Three Months Ended
September 30, 2024
New investment commitments:
Total new investment commitments	$354,733,333
Principal amount of investments funded:
First lien loans	$275,847,792
Second lien loans	25,493,657
Unsecured notes	7,507,316
Total principal amount of investments funded	$308,848,765
Principal amount of investments sold or repaid:
First lien loans	(148,735,504)
Second lien loans	(10,357,143)
Unsecured loans	(4,938,271)
Total principal amount of investments sold or repaid	$(164,030,918)
Number of new investment commitments	20
Average new investment commitment	$17,736,667
Percentage of new investment commitments at floating rates	98.2%
Percentage of new investment commitments at fixed rates	1.8%
Weighted average yield to maturity on purchased or funded investments during the period[1]	10.6%
Weighted average yield to maturity on investments sold or repaid during the period	11.6%
1	Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

As of September 30, 2024, the Company had 239 debt investments in 97 portfolio companies with an aggregate fair value of $2,457.5 million. As of December 31, 2023, the Company had 161 debt investments in 72 portfolio companies with an aggregate value of $1,961.5 million.

As of September 30, 2024 and December 31, 2023, the Company’s investments consisted of the following:

	September 30, 2024			December 31, 2023
			Percent of			Percent of
	Amortized	Fair	Total Portfolio	Amortized	Fair	Total Portfolio
Investments:	Cost	Value	at Fair Value	Cost	Value	at Fair Value
First Lien Loans	$2,105,580,039	$2,106,243,326	85.7%	$1,732,531,380	$1,727,610,516	86.3%
Second Lien Loans	250,400,145	239,776,061	9.8	178,039,770	165,869,897	8.3
Unsecured Notes	60,472,966	61,688,096	2.5	66,197,792	68,012,196	3.4
Preferred Equity	33,707,690	34,924,323	1.4	27,271,984	27,539,711	1.4
Common Equity and Warrants	12,333,795	14,908,209	0.6	8,583,807	10,592,915	0.6
Total Investments	$2,462,494,635	$2,457,540,015	100.0%	$2,012,624,733	$1,999,625,235	100.0%

The geographic composition of investments based on fair value as of September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
U.S.	99.4%	98.4%
Non-U.S.	0.6	1.6
Total	100.0%	100.0%

The industry composition of investments based on fair value as of September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
Capital Markets	5.1%	4.7%
Diversified Consumer Services	0.5	0.6
Financial Services	10.4	10.8
Health Care Providers & Services	16.0	13.0
Health Care Technology	3.7	6.2
Insurance	19.5	22.3
IT Services	9.6	12.1
Professional Services	16.7	13.0
Real Estate Management & Development	6.8	2.5
Software	11.7	14.8
Total	100.0%	100.0%

The following table presents certain selected information regarding our investment portfolio as of September 30, 2024 and December 31, 2023:

	As of	As of
	September 30, 2024	December 31, 2023
Number of portfolio companies	97	74
Median EBITDA (based on par)	$110.7 million	$102.0 million
Percentage of performing debt bearing a floating rate	97.5%	96.5%
Percentage of performing debt bearing a fixed rate	2.5%	3.5%
Weighted average yield to maturity on investments[1]	11.2%	12.2%
1	Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

The following table presents the maturity schedule of our debt investments based on fair value as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
		Percentage		Percentage
Maturity Year	Fair Value	of Portfolio	Fair Value	of Portfolio
2024	$—	—%	$(377,470)	0.0%
2025	1,334,828	0.1	40,131,242	2.0
2026	107,418,392	4.5	137,339,465	7.0
2027	265,046,453	11.0	445,316,513	22.7
2028	668,860,374	27.8	634,661,681	32.4
2029	597,986,944	24.8	540,982,431	27.6
2030	413,392,046	17.2	131,936,337	6.7
2031	310,111,108	12.9	20,219,487	1.0
2032	29,982,700	1.2	—	—
2033	12,973,338	0.5	11,282,923	0.6
2034	—	—	—	—
2035	—	—	—	—
2036	—	—	—	—
2037	601,300	0.0	—	—
2038	—	—	—	—
Total	$2,407,707,483	100.0%	$1,961,492,609	100.0%

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

The following table shows the composition of our portfolio investments on the Adviser’s internal performance rating scale:

	September 30, 2024		December 31, 2023
		Percentage		Percentage
Investment Rating	Fair Value	of Portfolio	Fair Value	of Portfolio
1	$272,814,673	11.1%	$233,137,643	11.7%
2	2,086,205,333	84.8%	1,684,405,849	84.2%
3	97,252,809	4.0%	80,865,062	4.0%
4	1,267,200	0.1%	1,216,681	0.1
5	—	—	—	—
Total	$2,457,540,015	100.0%	$1,999,625,235	100.0%

The following table presents the amortized cost of our performing and non-accrual investments as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Amortized		Amortized
	Cost	Percentage	Cost	Percentage
Performing	$2,462,494,635	100.0%	$1,976,768,942	100.0%
Non-accrual	—	—	—	—
Total	$2,462,494,635	100.0%	$1,976,768,942	100.0%

The following table presents the fair value of our performing and non-accrual investments as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Fair Value	Percentage	Fair Value	Percentage
Performing	$2,457,540,015	100.0%	$1,961,492,609	100.0%
Non-accrual	—	—	—	—
Total	$2,457,540,015	100.0%	$1,961,492,609	100.0%

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

Results of Operations

The following table presents the operating results for the three and nine months ended September 30, 2024:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2024	2024
Total investment income	$69,648,154	$204,558,052
Less: total expenses	34,750,134	97,013,914
Net investment income (loss)	34,898,020	107,544,138
Total net realized gains (losses)	1,151,870	1,561,437
Net change in unrealized appreciation (depreciation) on investments	3,613,065	8,044,881
Net increase (decrease) in net assets resulting from operations	$39,662,955	$117,150,456

Investment Income

Total investment income was $69,648,154 and $204,558,052 for the three and nine months ended September 30, 2024, respectively. Total investment income was $59,111,497 and $162,704,227 for the three and nine months ended September 30, 2023, respectively. Total investment income consisted of interest income from investments, dividend income from investments, interest from cash and cash equivalents and fee income.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2024	2024
Interest income from investments	$68,288,936	$200,806,292
Dividend income from investments	1,334,574	2,369,935
Interest from cash and cash equivalents	1,143	2,239
Fee income	23,501	1,379,586
Total investment income	$69,648,154	$204,558,052

For the three months ended September 30, 2024 and 2023, total investment income increased to $69.6 million from $59.1 million primarily due to an increase in the size of our debt portfolio, which at par, increased to $2,533 million from $1,957 million. For the nine months ended September 30, 2024 and 2023, total investment income increased to $204.6 million from $162.7 million primarily due to an increase in the weighted average yield on our portfolio as well as the size of our debt portfolio, which at par, increased to $2,533 million from $1,957 million. As of September 30, 2024, the weighted average yield on our portfolio decreased to 11.2% from 12.0% as of September 30, 2023.

Expenses

Operating expenses for the three and nine months ended September 30, 2024 were as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2024	2024
Base management fees	$8,108,431	$22,057,958
Interest and credit facility fees	24,497,902	69,007,585
Offering costs	12,072	43,730
Professional fees	2,024,330	5,582,395
Directors fees	91,875	275,625
Insurance expenses	15,524	46,621
Total expenses	$34,750,134	$97,013,914

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

For the three and nine months ended September 30, 2024, the Company incurred $262,066 and $763,695 of administrative overhead expenses, respectively. For the three and nine months ended September 30, 2023, the Company incurred $358,264 and $1,016,264 of administrative overhead expenses, respectively.

For the three months ended September 30, 2024 and 2023, total expenses increased to $34.8 million from $27.9 million primarily due to an increase in interest and credit facility fees on our floating rate credit facilities. For the nine months ended September 30, 2024 and 2023, total expenses increased to $97.0 million from $77.4 million primarily due to an increase in interest and credit facility fees on our floating rate credit facilities. For the three months ended September 30, 2024, the weighted average borrowings and interest rate on our floating rate credit facilities was $975.9 million and 8.1% compared to $1,037.9 million and 5.9% for the three months ended September 30, 2023. For the nine months ended September 30, 2024, the weighted average borrowings and interest rate on our floating rate credit facilities was $915.1 million and 8.1% compared to $967.0 million and 5.7% for the nine months ended September 30, 2023. For the three and nine months ended September 30, 2024, management fees increased due to an overall increase in total assets compared to the three and nine months ended September 30, 2023.

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

Net Realized Gains (Losses) and Unrealized Appreciation (Depreciation) on Investments

The following table summarizes our net realized gains (losses) and unrealized appreciation (depreciation) for the three and nine months ended September 30, 2024:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2024	2024
Net realized gains (losses) and unrealized appreciation (depreciation) on investments
Total net realized gains (losses)	$1,151,870	$1,561,437
Total net change in unrealized appreciation (depreciation)	3,613,065	8,044,881

Net realized gains (losses) and unrealized appreciation (depreciation) on investments	$4,764,935	$9,606,318

The Adviser determines the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation.

The Adviser determines the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. During the three months ended September 30, 2024 we had net change in unrealized (depreciation)/appreciation on our investment portfolio of $3.6 million, driven primarily by an increase in the fair value of our debt investments compared to June 30, 2024. During the nine months ended September 30, 2024 we had a net change in unrealized (depreciation)/appreciation on our investment portfolio of $8.0 million, driven primarily by an increase in the fair value of our debt investments compared to December 31, 2023.

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

Since inception through September 30, 2024, the Company has completed the following share issuances:

	Number of Common	Aggregate
Common Stock Issuance Date	Stock Issued	Offering Price
September 27, 2024 (1)	647,722	$12,832,667
September 27, 2024	117,353	2,325,000
July 2, 2024	282,309	5,600,000
June 28, 2024	6,539,426	129,520,525
June 28, 2024 (1)	634,347	12,563,937
April 2, 2024	12,684	250,000
March 28, 2024	3,402,804	66,893,333
March 26, 2024(1)	461,503	9,072,365
December 28, 2023	2,305,457	45,036,647
December 26, 2023(1)	264,628	5,169,447
September 29, 2023	2,578,558	49,900,000
September 27, 2023(1)	218,518	4,228,747
June 28, 2023	1,126,918	21,800,000
June 26, 2023(1)	252,293	4,880,557
April 3, 2023	56,599	1,093,900
March 29, 2023	980,749	18,906,100
March 27, 2023(1)	229,681	4,427,602
December 30, 2022	2,467,892	48,500,000
December 27, 2022(1)	186,283	3,666,375
September 28, 2022	5,000,901	99,900,000
September 26, 2022(1)	138,540	2,767,536
June 29, 2022	2,498,950	50,000,000
June 27, 2022(1)	100,633	2,013,490
March 29, 2022	1,986,561	40,000,000
March 25, 2022	2,734,196	55,000,000
March 24, 2022(1)	87,065	1,751,362
December 22, 2021(1)	44,706	898,396
December 9, 2021	10,296,137	210,000,000
September 24, 2021	3,783,388	75,000,000
September 23, 2021(1)	17,842	353,695
August 25, 2021(1)	13,540	271,305
June 18, 2021	5,025,757	100,000,000
March 30, 2021	3,687,064	71,877,447
February 26, 2021	1,429,493	28,121,553
February 4, 2021	1,545,776	30,000,000
December 24, 2020	744,307	14,886,136
December 21, 2020	505,693	10,113,864
November 17, 2020	50	1,000
(1)	Shares were issued to Stockholders participating in the Company’s DRIP.

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

Debt

Financing Facilities

The following tables show the Company’s outstanding debt as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Aggregate Principal	Outstanding	Amount	Net Carrying
	Committed	Principal	Available (1)	Value
Capital Call Facility	$85,000,000	$1,000,000	$84,000,000	$914,694
Revolving Credit Facility	850,000,000	665,000,000	185,000,000	656,361,933
Secured Credit Facility	300,000,000	201,000,000	99,000,000	197,872,661
2025 Notes	225,000,000	225,000,000	—	224,345,691
2029 Notes	200,000,000	200,000,000	—	197,600,864
Total	$1,660,000,000	$1,292,000,000	$368,000,000	$1,277,095,843

	December 31, 2023
	Aggregate Principal	Outstanding	Amount	Net Carrying
	Committed	Principal	Available (1)	Value
Capital Call Facility	$85,000,000	$52,000,000	$33,000,000	$51,663,310
Revolving Credit Facility	750,000,000	666,000,000	84,000,000	661,932,675
Secured Credit Facility	300,000,000	126,000,000	174,000,000	123,999,715
2025 Notes	225,000,000	225,000,000	—	223,656,743
Total	$1,360,000,000	$1,069,000,000	$291,000,000	$1,061,252,443
(1)	The amount available may be subject to limitations related to the borrowing base under the Financing Facilities, outstanding letters of credit issued and asset coverage requirements.

Liquidity

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024	December 31, 2023
Cash and cash equivalents	$96,096,004	$41,629,071
Unused borrowing capacity (1)	284,000,000	206,000,000
Unfunded portfolio company commitments	(416,202,972)	(226,541,917)
Undrawn capital commitments	336,595,650	311,944,509
Total operational liquidity	$300,488,682	$333,031,663
(1)	Unused borrowing capacity has been adjusted to remove the maximum borrowing capacity under the Capital Call Facility given the Capital Call Facility would need to be repaid in full if the Company were to draw the remaining capital commitments.

Distributions

For the three and nine months ended September 30, 2024 and 2023, the Company declared the following distributions:

		Distribution Rate	Distribution
Record Date	Payment Date	per Share	Paid
September 26, 2024	September 27, 2024	$0.650	$40,066,810
June 26, 2024	June 28, 2024	$0.650	$35,220,358
March 25, 2024	March 26, 2024	$0.650	$32,700,314
September 25, 2023	September 27, 2023	$0.655	$29,436,364
June 23, 2023	June 26, 2023	$0.640	$27,879,553
March 24, 2023	March 27, 2023	$0.600	$25,376,864
1	Annualized distribution yield is calculated as annualized quarterly declared distribution divided by weighted average net asset value over the period. Weighted average net asset value is based on the net asset value at the beginning of the quarter plus capital called and distributions reinvested during the quarter.

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

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of September 30, 2024 and December 31, 2023, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

		September 30, 2024	December 31, 2023
Portfolio Company	Type of Investment	Par	Par
2-10 Holdco, Inc.	First Lien Revolving Loan	$2,777,778	$2,777,778
Accordion Partners LLC	First Lien Delayed Draw Term Loan	—	2,074,694
Accordion Partners LLC	First Lien Revolving Loan	1,017,007	2,034,014
Accuserve	First Lien Delayed Draw Term Loan	6,192,170	2,689,655
Accuserve	First Lien Revolving Loan	6,573,271	—
Acentra Holdings, LLC	First Lien Revolving Loan	1,344,648	—
Acentra Holdings, LLC	First Lien Delayed Draw Term Loan	8,715,000	—
Action Behavior Centers Therapy LLC	First Lien Revolving Loan	3,071,429	—
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	6,142,857	—
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	23,333,333	—
AmeriLife Group LLC	First Lien Delayed Draw Term Loan	6,325,222	1,768,121
AmeriLife Group LLC	First Lien Revolving Loan	6,891,022	5,272,727
Anaplan, Inc.	First Lien Revolving Loan	1,546,008	1,546,008
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	8,804,825	—
Aprio Advisory Group, LLC	First Lien Revolving Loan	2,993,640	—
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	4,561,218	4,955,250
ARMStrong Receivable Management	First Lien Revolving Loan	298,516	298,516
Baker Tilly Advisory Group, L.P.	First Lien Delayed Draw Term Loan	2,736,444	—
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	3,834,507	—
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	11,688,000	9,873,511
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	3,000,000	3,000,000
Belmont Buyer, Inc.	First Lien Revolving Loan	2,180,233	2,180,233
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	4,234,694	2,616,279
Bottomline Technologies, Inc.	First Lien Revolving Loan	7,365,385	7,365,385
Captive Resources Midco, LLC	First Lien Revolving Loan	2,202,764	2,202,764
Chartis Group, LLC	First Lien Revolving Loan	2,517,483	—
Chartis Group, LLC	First Lien Delayed Draw Term Loan	1,258,741	—
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	4,200,000	5,625,000
Choreo Buyer, LLC	First Lien Delayed Draw Term Loan	15,560,000	—
Cliffwater, LLC	First Lien Revolving Loan	2,857,143	2,857,143
CNSI Holdings, LLC	First Lien Revolving Loan	—	912,440
Continental Buyer Inc.	First Lien Delayed Draw Term Loan	8,152,866	—
Continental Buyer Inc.	First Lien Revolving Loan	3,057,325	—
Diligent Corporation	First Lien Delayed Draw Term Loan	4,123,925	—
Diligent Corporation	First Lien Revolving Loan	5,996,603	2,300,000
Eclipse Buyer, Inc.	First Lien Revolving Loan	1,082,661	—
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	2,133,941	—
Ellkay, LLC	First Lien Revolving Loan	2,166,667	3,611,111
Foundation Risk Partners, Corp.	First Lien Revolving Loan	4,407,199	—
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	9,562,465	—
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	12,133,107	21,000,000
Galway Borrower, LLC	First Lien Revolving Loan	2,227,255	4,098,295
GaphPAD Software, LLC	First Lien Revolving Loan	—	1,250,000
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	—	2,186,775
Geosyntec Consultants, Inc.	First Lien Revolving Loan	—	1,609,000
Giving Home Health Care	First Lien Revolving Loan	—	3,125,000
GovDelivery Holdings, LLC	First Lien Revolving Loan	2,192,982	1,909,804
GS Acquisitionco, Inc.	First Lien Revolving Loan	940,000	—
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	1,425,600	—
Hyland Software, Inc	First Lien Revolving Loan	1,199,095	1,199,095
IG Investments Holdings, LLC	First Lien Revolving Loan	5,057,803	5,057,803
Imagine Acquisitionco, LLC	First Lien Revolving Loan	4,630,225	4,630,225
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	24,923,077	—
Kwol Acquisition Inc	First Lien Revolving Loan	287,657	230,126
LendingTree, Inc.	First Lien Delayed Draw Term Loan	3,000,000	—
MAI Capital Management Intermediate LLC	First Lien Revolving Loan	1,535,714	—
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	4,071,429	—
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	9,425,269	3,200,000
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	6,732,335	—
MB2 Dental Solutions, LLC	First Lien Revolving Loan	2,244,112	—
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	1,694,915	790,960
Minotaur Acquisition, Inc	First Lien Delayed Draw Term Loan	3,401,163	—
Minotaur Acquisition, Inc	First Lien Revolving Loan	2,040,698	—
Mirra-Prime Access Holdings, LLC	First Lien Revolving Loan	685,000	2,055,000
More Cowbell I LLC	First Lien Delayed Draw Term Loan	—	5,444,251
More Cowbell I LLC	First Lien Revolving Loan	—	5,770,906
More Cowbell II LLC	First Lien Delayed Draw Term Loan	5,444,251	—
More Cowbell II LLC	First Lien Revolving Loan	4,137,631	—
Neptune Flood Incorporated	First Lien Revolving Loan	—	750,000
New Mountain Capital LLC	Subordinated Unsecured	400,000	—
New Mountain Capital LLC	Subordinated Unsecured	1,688,900	—
New Mountain Capital LLC	Subordinated Unsecured	5,884,813	—
New Mountain Capital LLC	Subordinated Unsecured	8,050,292	—
OneDigital Borrower LLC	First Lien Delayed Draw Term Loan	—	9,771,429
Orion Advisor Solutions, LLC	Second Lien Delayed Draw Term Loan	8,192,070	—
NextGen Healthcare	First Lien Delayed Draw Term Loan	2,369,525	2,369,525
NextGen Healthcare	First Lien Revolving Loan	889,328	889,328
NXGen Buyer, Inc.	First Lien Revolving Loan	326,292	—
PAS Parent Inc.	First Lien Delayed Draw Term Loan	2,065,500	9,000,000

PAS Parent Inc.	First Lien Revolving Loan	843,370	1,000,000
PAS Parent Inc.	First Lien Delayed Draw Term Loan	5,625,000	—
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	3,193,046	6,875,000
Petra Borrower, LLC	First Lien Revolving Loan	1,719,332	2,750,000
Project K BuyerCo, Inc.	First Lien Revolving Loan	7,727,273	7,727,273
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	1,237,946	19,662,857
Simplifi Holdings, Inc.	First Lien Revolving Loan	2,493,976	2,349,398
Southpaw AP Buyer, LLC	First Lien Revolving Loan	868,056	459,406
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	711,806	—
SpecialtyCare, Inc.	First Lien Revolving Loan	658,640	913,598
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	3,500,000	3,500,000
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	6,300,000	1,545,250
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	2,000,000	2,000,000
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	14,157,973	3,940,858
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	1,135,135	—
Tamarack Intermediate LLC	First Lien Revolving Loan	3,515,625	3,515,625
Titan Home Improvement, LLC	First Lien Delayed Draw Term Loan	4,604,651	—
Titan Home Improvement, LLC	First Lien Revolving Loan	3,837,209	—
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	6,624,681	7,446,809
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	2,788,462	5,769,231
Vital Care Buyer LLC	First Lien Revolving Loan	873,750	—
Williams Martson, LLC	First Lien Delayed Draw Term Loan	2,553,846	2,553,846
Williams Martson, LLC	First Lien Revolving Loan	2,106,923	2,234,615
Worldwide Insurance Network, LLC	First Lien Delayed Draw Term Loan	12,923,244	—
Total Par		$416,202,972	$226,541,917

The Company expects to maintain sufficient liquidity in the form of cash, financing capacity and undrawn capital commitments from our investors to cover any outstanding unfunded portfolio company commitments we may be required to fund.

Investor Commitments

As of September 30, 2024, the Company had received capital commitments totaling $1,511.3 million, of which, $336.6 million remains unfunded. As of December 31, 2023, the Company had received capital commitments totaling $1,281.1 million, of which, $311.9 million remained unfunded.

Contractual Obligations

Our payment obligations for repayment of debt, which total our contractual obligations on September 30, 2024, include $85 million of financing under the Capital Call Facility and $225 million of financing under the 2025 Notes maturing in less than one year, and $1,350 million of financing under the Revolving Credit Facility, the Secured Credit Facility and the 2029 Notes maturing in three to five years.

	Payments Due by Period
		Less Than	1 – 3	3 – 5	More Than
	Total	1 Year	Years	Years	5 Years
Capital Call Facility	$85,000,000	$85,000,000	$—	$—	$—
Revolving Credit Facility	850,000,000	—	—	850,000,000	—
Secured Credit Facility	300,000,000	—	—	300,000,000	—
2025 Notes	225,000,000	225,000,000	—	—	—
2029 Notes	200,000,000	—	—	200,000,000	—
Total Contractual Obligations	$1,660,000,000	$310,000,000	$—	$1,350,000,000	$—

Hedging

In connection with certain portfolio investments, the Company may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while the Company may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors may result in a poorer overall performance for the Company than if it had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions through the three months ended September 30, 2024.

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

Recent Developments

None.

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

As of September 30, 2024, 99.5% of our debt investments based on fair value were at floating rates. Our credit facilities, including our Capital Call Facility, Revolving Credit Facility and Secured Credit Facility, also bear interest at floating rates.

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2024, the following table shows the approximate annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors and assuming no changes in our investment portfolio and borrowing structure):

	Change in
			Net Investment
Basis point change	Interest Income (1)	Interest Expense	Income (Loss)
300	$70,685,724	$(26,010,000)	$44,675,724
200	47,123,816	(17,340,000)	29,783,816
100	23,561,908	(8,670,000)	14,891,908
(100)	(23,561,908)	8,670,000	(14,891,908)
(200)	(47,123,816)	17,340,000	(29,783,816)
(300)	(70,685,724)	26,010,000	(44,675,724)
(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts, subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments. We did not engage in interest rate hedging activities during the three months ended September 30, 2024.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024 (the end of the period covered by this report), our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosure

Not applicable.

Item 5.Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation[1]

3.2	Amended and Restated Bylaws[2]

10.1

Fifth Amendment to Loan and Security Agreement, dated as of September 12, 2024, among SPCC Funding I LLC, as borrower; Stone Point Credit Adviser LLC, as portfolio manager; U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator; U.S. Bank National Association, as securities intermediary; and JPMorgan Chase Bank, National Association, as administrative agent and lender.

10.2	Note Purchase Agreement by and between the Company and the purchasers party thereto, dated September 17, 2024[3]

10.3	Form of Fund of Funds Investment Agreement*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.

** Furnished herewith

1 Previously filed as an exhibit to Amendment No. 1 to the Company’s registration statement on Form 10 (File No. 000-56209) filed with the SEC on November 25, 2020.

2 Previously filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2022.

3 Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 19, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stone Point Credit Corporation

Date: November 12, 2024	By:	/s/ Scott J. Bronner
Name: Scott J. Bronner
Title: Principal Executive Officer

Date: November 12, 2024	By:	/s/ Gene Basov
Name: Gene Basov
Title: Principal Financial Officer