Form 10-K
period 2024-12-31
Stone Point Credit Corp
filed 2025-03-24
CIK 1825384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The issuer had 63,054,004 shares of common stock, $0.001 par value per share, outstanding as of March 24, 2025.

Auditor Firm ID: 185 Auditor Name: KMPG LLP Auditor Location: New York, New York.

Stone Point Credit Corporation

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

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

The Company has based the forward-looking statements included in this annual report on information available to the Company on the date of this report, and the Company assumes no obligation to update any such forward-looking statements, unless the Company is required to do so by applicable law. However, you are advised to consult any additional disclosures that the Company may make directly to you or through reports that the Company in the future may file with the Securities and Exchange Commission (the “SEC”), including future annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this report. You should not place undue reliance on these forward-looking statements.

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

Risks Relating to the Company’s Business and Structure

●	The Company has limited operating history.
●	The success of the Company depends in substantial part on the experience and knowledge of the Adviser and its Investment Team.
●	Legal, tax and regulatory changes could occur that may adversely affect the Company at any time during its term.
●	The business of identifying and structuring investments of the types contemplated by the Company is highly competitive and involves a high degree of uncertainty.
●	Certain sectors targeted by the Company are cyclical and subject to significant fluctuation.
●	The information and technology systems of the Company, the Adviser and their respective service providers may be vulnerable to cyber-attacks.
●	The Common Stock is an illiquid investment for which there is not a secondary market nor is it expected that any such secondary market will develop in the future.
●	Stockholders of the Company (“Stockholders”) may be subject to significant adverse consequences in the event such a Stockholder defaults on its capital commitment to the Company.
●	The Adviser will not assume any responsibility to the Company other than to render the services described in its Investment Advisory Agreement with the Company, and it will not be responsible for any action of the Board in declining to follow the Adviser’s advice or recommendations.
●	If the Company does not maintain its status as a BDC, the Company might be regulated as a closed-end investment company under the 1940 Act, which would subject it to substantially more regulatory restrictions and correspondingly decrease the Company’s operating flexibility.
●	The Company is an “emerging growth company” as defined in the JOBS Act.
●	As a public entity, the Company is subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act.
●	We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our Stockholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined in the Code (without regard to the deduction for dividends paid), and net tax-exempt income, if any, for that taxable year.
●	Certain of the Company’s debt investments may contain provisions providing for the payment of paid-in-kind (“PIK”) interest.
●	The Company is subject to certain restrictions imposed by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).

●	Stockholders may experience dilution.
●	The net asset value and liquidity, if any, of the market for shares of the Common Stock may be significantly affected by numerous factors, some of which are beyond the Company’s control and may not be directly related to the Company’s operating performance.
●	The amount of any distributions the Company may make on the Common Stock is uncertain.
●	The Company’s business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities.
●	The Company intends to operate as a non-diversified investment company within the meaning of the 1940 Act, which means that the Company will not be limited by the 1940 Act with respect to the proportion of its assets that it may invest in a single issuer.
●	There can be no assurance that there will be a sufficient number of suitable investment opportunities satisfying the investment objectives of the Company to enable the Company to invest all of its committed capital, or that such investment opportunities will lead to completed investments by the Company.
●	The Company may co-invest in portfolio companies with third parties (including, in certain circumstances, investment funds, accounts and investment vehicles managed by the Adviser and its affiliates) through partnerships, joint ventures or other arrangements.
●	The Company may make minority investments, or may make investments in “club” deals alongside entities sponsored by other private credit or private equity firms, in portfolio companies where the Company may not have the right to appoint a director or otherwise be able to control or effectively influence the business or affairs of such entities.
●	The Company may, subject to the limitations described herein, incur leverage in connection with its operations, collateralized by its assets and/or capital commitments.
●	General interest rate fluctuations may have a substantial negative impact on the Company’s investments, the value of the Company’s Common Stock and the Company’s rate of return on invested capital.
●	In connection with certain portfolio investments, the Company may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates.
●	The Adviser and its affiliates may have actual and potential conflicts of interest.

Risks Relating to the Company’s Investments

●	Increased interest rates and inflation will increase financing costs for portfolio companies.
●	The Company will acquire a significant percentage of its portfolio company investments from privately held companies in directly negotiated transactions.
●	Investments in private and middle-market companies involves a number of significant risks.
●	The Company’s investment portfolio may contain securities or instruments issued by publicly held companies.
●	The Company will accept subscriptions and will maintain books and records in dollars although the Company may invest a portion of capital outside of the United States (and in various foreign currencies).
●	The Company’s investments will be subject to various risks, particularly the risk that the Company will be unable to realize its investment objectives by sale or other disposition at attractive prices or be unable to complete any exit strategy.
●	Investing in the Company presents certain risks, including, but not limited to, risks associated with: credit, investments in loans, “higher-yielding” debt securities, stressed and distressed investments, investments in public companies, credit ratings, prepayment, and interest rates.

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

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. No assurance can be given that our investment objective will be achieved, and investment results may vary substantially on a monthly, quarterly and annual basis. Stone Point Credit Adviser LLC (the “Adviser” or together with its credit-focused affiliates, as applicable “Stone Point Credit”) believes that our investment objective can be achieved by primarily investing in senior secured debt, including first lien, second lien and unitranche debt, or unsecured loans and, to a lesser extent, subordinated loans, mezzanine loans and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. We may invest without limit in originated or syndicated debt. The Adviser is an affiliate of Stone Point Capital LLC (“Stone Point Capital” and together with Stone Point Credit and Stone Point Capital’s other affiliates, as applicable, “Stone Point” or the “Firm”).

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

The Adviser – Stone Point Credit Adviser LLC

Subject to the supervision of the Board of Directors (the “Board”), pursuant to an investment advisory agreement between the Company and the Adviser dated December 1, 2020 (the “Investment Advisory Agreement”), the Adviser manages the day-to-day operations of the Company and provides the Company and other separately managed accounts (the “Credit Funds”) with investment advisory and management services. The Board, including a majority of the Independent Directors (as defined below), most recently approved the renewal of the Investment Advisory Agreement for a one-year term in November 2024. The Adviser is an affiliate of

Stone Point, which is an alternative investment management platform specializing in investments within the global financial services industry and related sectors with an investment track record of over 25 years. As of December 31, 2024, Stone Point had over $65 billion of assets under management, including over $10 billion managed by the Adviser.

Pursuant to a resource sharing agreement between Stone Point Capital and the Adviser (the “Resource Sharing Agreement”), Stone Point Capital makes the investment professionals on the Stone Point Credit investment team (the “Stone Point Credit Investment Team”) available to the Adviser for purposes of originating and identifying investment opportunities, conducting research and due diligence on prospective investments, analyzing and underwriting investment opportunities, structuring investments and monitoring and servicing the Company’s investments in accordance with the services provided by the Adviser under the Investment Advisory Agreement (“Credit Activities”). On an as needed basis, certain other investment professionals on the Stone Point Capital private equity investment team (the “Stone Point Capital Private Equity Team” and together with the Stone Point Credit Investment Team, the “Investment Team”) contribute a portion of their time, effort and knowledge to support Credit Activities. The Stone Point Credit Investment Team employs a blend of top-down and bottom-up analysis. The senior members of the Stone Point Credit Investment Team have been actively involved in the alternative credit investing market for many years and have built strong relationships with private equity sponsors, banks and financial intermediaries. As of December 31, 2024, the Investment Team was comprised of more than 80 investment professionals. A majority of the Investment Team is focused on the private equity markets; however, Stone Point intends to continue to expand the dedicated Stone Point Credit Investment Team to support the ongoing growth of the Company and expansion of Credit Activities. As of December 31, 2024, the Stone Point Credit Investment Team was comprised of 28 dedicated investment professionals. In addition, the Investment Team is supported by finance, tax, operational, administrative, legal, compliance, investor relations, business development and information technology professionals. Certain of these individuals have additional responsibilities other than those relating to the Company, including the other Credit Funds and private equity products sponsored by Stone Point Capital, but allocate a portion of their time in support of the Company’s business and investment objective.

The Adviser’s investment committee servicing the Company is comprised of Scott J. Bronner, James D. Carey, Eric L. Rosenzweig, David J. Wermuth and Nicolas D. Zerbib (the “Credit Investment Committee”), who bring substantial private equity, investment banking, insurance, government and executive management experience. The Credit Investment Committee is responsible for making all investment and disposition decisions subject to the supervision of the Board, a majority of which is made up of Independent Directors.

The Adviser believes that the Investment Team’s and Credit Investment Committee’s extensive network of contacts, which includes financial sponsors, debt investors, banks and specialty lenders, as well as the Adviser’s targeted outbound search model and its reputation and record as a leader in investing in the financial services industry, provide the Company with a significant competitive advantage in sourcing and underwriting attractive investment opportunities. Stone Point has created a network in sourcing, monitoring and workouts/restructuring that may be utilized by the Adviser as needed in managing the Company’s investments.

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

History of Stone Point

Stone Point Capital has a history of successfully investing in the global financial services industry over a period of more than thirty years. The platform began in 1985 and operated as MMC Capital under the ownership of Marsh & McLennan Companies, Inc. until 2005. Current Managing Directors of Stone Point Capital led the management of MMC Capital from 1998 until 2005, when they formed Stone Point Capital to acquire the business from Marsh & McLennan. Between 1985 and 1993, Stone Point Capital continued to execute a strategy of investing in property & casualty underwriting businesses on an opportunistic basis as market opportunities were identified. In 1994, Stone Point Capital formed its first private equity fund with committed capital to invest in underwriting companies operating principally within the insurance industry. During the last twenty-six years, the scope of investment activities has broadened to include other financial services companies, including companies in the following sectors: insurance distribution, insurance services, healthcare and managed care services, human capital management, business services, wealth management and fund administration, asset management, real estate finance and services, insurance underwriting, and lending and markets. We believe that Stone Point Capital’s experience, reputation and contacts have enabled it to attract experienced management teams, to identify, evaluate and respond quickly to market opportunities, and to work actively in partnership with managers to enhance the value of portfolio companies in numerous segments within the financial services industry.

In 2020, certain Managing Directors of Stone Point Capital formed Stone Point Credit to assume responsibility for managing the corporate and consumer credit-focused investment vehicles managed by Stone Point Capital. Stone Point Credit has raised and manages a full suite of credit strategies, which are accessible through commingled funds and customized separately managed accounts. Stone Point Credit seeks to leverage the Firm’s deep industry knowledge and extensive network to pursue credit-oriented investment opportunities across the financial services, business services, software and technology, and healthcare services sectors.

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

Disciplined Underwriting Process. The Adviser seeks investment opportunities that it believes are attractive using a rigorous “top-down” and “bottom-up” process. The Adviser regularly evaluates and selects sectors on which to focus based on an investment thesis (top-down approach) and designates a team of investment professionals to identify leading companies and managers in these sectors (bottom-up approach). For more than 75 identified sectors of the financial services industry, this process includes:

●	Firm-wide discussions to prioritize the identified sectors;
●	Dedicating small teams of investment professionals to study these sectors;
●	Interaction with industry experts and attendance at key industry conferences; and
●	Proactive outbound calling efforts and meetings with private equity sponsors and management teams.

The Adviser employs a “triangulation” approach in evaluating the quality of a credit, focused on borrower characteristics, loan structure and quality of sponsorship. The Adviser generally seeks to invest in companies that have experienced management teams, are recognized as market leaders by consumers and peers, operate in industries with high entry barriers for competitors, and generate consistent free cash flow. In structuring a loan, the Adviser generally focuses on determining appropriate leverage levels (with a significant focus on adjustments and free cash flow), ensuring sufficient minimum sponsor equity and seeking to mitigate downside risk through structural protections. Finally, the Adviser seeks to invest in companies with strong financial sponsor ownership, focused on underwriting a sponsor’s ability to support the borrower.

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

Ability to Leverage Stone Point’s Experienced Investment Team. The Adviser intends to utilize Stone Point Capital’s significant experience and knowledge throughout the life cycle of each investment to support the Stone Point Credit Investment Team’s Credit Activities. On an as-needed basis, Stone Point Capital Private Equity Team contributes a portion of its time, effort and resources to support Credit Activities. Stone Point Capital has a long, successful record of making investments and managing businesses in the financial services industry. Stone Point Capital has raised nine private equity funds with an investment track record of over 25 years and a focus on investments in companies in the global financial services industry and related sectors. Stone Point

Capital and its affiliates have invested in 26 asset management platforms over 16 years and Stone Point believes that its experience investing in and building businesses across a variety of credit strategies, positions the Company for success in the direct lending middle market. The Stone Point Credit Investment Team is responsible for making all investment and disposition recommendations to the Credit Investment Committee. The Credit Investment Committee makes all investment and disposition decisions, subject to Board oversight. As of December 31, 2024, the Investment Team is comprised of more than 80 investment professionals who bring to Stone Point considerable experience with Stone Point and/or from other leading private equity, private debt, investment banking, financial services, corporate law, and accounting firms. A majority of the Investment Team is focused on the private equity markets; however, Stone Point intends to continue to expand the Stone Point Credit Investment Team to support the ongoing growth of the Company and expansion of Credit Activities. As of December 31, 2024, the Credit Investment Team was comprised of 28 dedicated investment professionals3.

Experienced Investment Committee. The Credit Investment Committee servicing the Company is comprised of Scott J. Bronner, James D. Carey, Eric L. Rosenzweig, David J. Wermuth and Nicolas D. Zerbib. Additionally, Charles A. Davis and Stephen Friedman serve as advisors to the Credit Investment Committee. The Credit Investment Committee currently leads the investment activities of the Credit Funds and has worked together at Stone Point for more than ten years investing across multiple credit cycles and different investing environments.

●	Mr. Bronner is the President of the Company, Head of Stone Point Credit and Managing Director of Stone Point Capital, and a member of the Credit Investment Committee, Allocation Committee and Valuation Committee of the Adviser. Prior to joining the Firm in 2009, he was in the Private Equity Division at Lehman Brothers Inc.
●	Mr. Carey is Co-Chief Executive Officer of Stone Point Capital, a member of the Credit Investment Committee and the Investment Committee of the Trident Funds, and a member of the Allocation Committee of the Adviser. Prior to joining the Firm in 1997, he was in the Financial Institutions Investment Banking Group at Merrill Lynch & Co. and prior to that time was an attorney with Kelley Drye & Warren LLP.
●	Mr. Rosenzweig is a Managing Director of Stone Point Capital and a member of the Credit Investment Committee and Valuation Committee of the Adviser. Prior to joining the Firm in 2006, he was in the Financial Institutions Investment Banking Group at UBS Investment Bank.
●	Mr. Wermuth is the Chairman of the Company and is Co-President and Chief Operating Officer of Stone Point Capital, a member of the Credit Investment Committee and the Investment Committee of the Trident Funds, and a member of the Allocation Committee and Valuation Committee of the Adviser. Prior to joining the Firm in 1999, he was an attorney specializing in mergers and acquisitions at Cleary, Gottlieb, Steen & Hamilton LLP and prior to that time an auditor for KPMG Peat Marwick.
●	Mr. Zerbib is Co-President and Chief Investment Officer of Stone Point Capital, a member of the Credit Investment Committee and the Investment Committee of the Trident Funds, and a member of the Valuation Committee of the Adviser. Prior to joining the Firm in 1998, he was in the Financial Institutions Group at Goldman Sachs.
[3]	Includes one employee whose focus is shared across Stone Point Credit and Stone Point Capital.

●	Mr. Davis is the Chairman and Co-Chief Executive Officer of Stone Point Capital, Advisor to the Credit Investment Committee and the Chairman of the Investment Committee of the Trident Funds. Prior to joining the Firm in 1998, Mr. Davis was with Goldman, Sachs & Co. for 23 years where he served as head of Investment Banking Services worldwide, co-head of the Americas Group, head of the Financial Services Industry Group, a member of the International Executive Committee and a General Partner.
●	Mr. Friedman is the Senior Chairman of Stone Point Capital, Advisor to the Credit Investment Committee and a member of the Investment Committee of the Trident Funds. Prior to joining the Firm in 1998, Mr. Davis was with Goldman, Sachs & Co., the Investment Committee of the Trident Funds. Prior to joining the Firm in 1998, Mr. Davis was with Goldman, Sachs & Co., where he served as Chairman. In addition, he previously served as Assistant to President George W. Bush for Economic Policy and Director of the National Economic Council, Chairman of the President’s Intelligence Advisory Board and Intelligence Oversight Board, and Chairman of the Board of Directors of the Federal Reserve Bank of New York. Mr. Friedman joined Goldman Sachs in 1966 and became a Partner in 1973. He was Vice Chairman and Co-Chief Operating Officer from 1987 to November 1990, and co-Chairman or Chairman from 1990 to 1994.

All investment and disposition decisions are reviewed and approved by the Credit Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments. This senior management team is supported by a team of investment professionals who bring to Stone Point considerable experience with Stone Point and/or from other leading private equity, investment banking, financial services, corporate law and accounting firms.

The following table sets forth the experience of the Credit Investment Committee.

	Years in
	Financial	Years at
The Credit Investment Committee	Services	Stone Point
Scott J. Bronner, Head of Stone Point Credit and Managing Director of Stone Point
Capital Member of the Credit Investment Committee	18	16
James D. Carey, Co-Chief Executive Officer of Stone Point Capital
Member of the Credit Investment Committee	31	28
Eric L. Rosenzweig, Managing Director of Stone Point Capital
Member of the Credit Investment Committee	21	19
David J. Wermuth, Co-President and Chief Operating Officer of Stone Point Capital
Member of the Credit Investment Committee	29	26
Nicolas D. Zerbib, Co-President and Chief Investment Officer of Stone Point Capital
Member of the Credit Investment Committee	29	26
Charles A. Davis, Chairman and Co-Chief Executive Officer of Stone Point Capital
Advisor to the Credit Investment Committee	30+	26
Stephen Friedman, Senior Chairman of Stone Point Capital
Advisor to the Credit Investment Committee	30+	24

Investment Advisory Agreement

The Company entered into the Investment Advisory Agreement dated December 1, 2020 with the Adviser. The Board, including a majority of the Independent Directors, most recently approved the renewal of the Investment Advisory Agreement for a one-year term in November 2024. Pursuant to the Investment Advisory Agreement, the Adviser manages the Company’s day-to-day operations and provides the Company with investment advisory services. Among other things, the Adviser (i) determines the composition and allocation of the Company’s investment portfolio, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments made by the Company; (iii) performs due diligence on prospective portfolio companies; (iv) executes, closes, services and monitors the Company’s investments; (v) determines the securities and other assets that the Company will purchase, retain or sell; (vi) arranges financings and borrowing facilities for the Company and (vii) provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds and (viii) to the extent permitted under the 1940 Act and the Investment Advisers Act of 1940 (the “Advisers Act”), on the Company’s behalf, and in coordination with any sub-adviser and any administrator, provides significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance under the 1940 Act, including utilizing appropriate personnel of the Adviser to, among other things, monitor the operations of the Company’s portfolio companies, participate in board and management meetings, consult with and advise officers of portfolio companies and provide other organizational and financial consultation. The Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Adviser is generally free to furnish similar services to other entities so long as its performance under the Investment Advisory Agreement is not adversely affected.

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

Incentive Fee

Beginning December 21, 2024, on the fourth anniversary of the date on which Stockholders are required to fund their initial drawdown (the “Incentive Commencement Date”), the Company will pay the Adviser an incentive fee (“Incentive Fee”) as set forth below. The Incentive Fee will consist of two parts. The first part (the “Investment Income Incentive Fee”) will be calculated and payable following the Incentive Commencement Date on a quarterly basis, in arrears, and will equal 15% of “pre-incentive fee net investment income” for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.75% (i.e., 7% annualized) measured on a quarterly basis and a “catch-up feature”. For purposes of computing the initial installment of the Investment Income Incentive Fee, because the Incentive Commencement Date does not fall on the first day of a calendar quarter, the initial payment of the Investment Income Incentive Fee shall be payable for the period that commences on the Incentive Commencement Date through the last day of the first complete calendar quarter immediately following the Incentive Commencement Date (March 31, 2025), and, thereafter, at the end of each subsequent calendar quarter as described above. The second part (the “Capital Gains Incentive Fee”) will be an annual fee that will also commence with the period beginning on the Incentive Commencement Date and will be determined and payable following the Incentive Commencement Date, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 15% of realized capital gains, if any, determined on a cumulative basis from the Incentive Commencement Date through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees. For the purpose of computing the Capital Gains Incentive Fees, the calculation methodology will look through derivative financial instruments or swaps as if the Company owned the reference assets directly.

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
iv.	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

2.	Securities of any eligible portfolio company which the Company controls.
3.	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4.	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the eligible portfolio company.
5.	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
6.	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

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

Code of Ethics

The Company and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by the Company’s personnel. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by the Company, so long as such investments are made in accordance with the code’s requirements. The Company has also adopted a code of ethics which applies to, among others, our senior officers, including our chief executive officer and chief financial officer, as well as all of our officers and directors. The Company’s code of ethics is attached as an exhibit to this Annual Report on Form 10-K.

Compliance Policies and Procedures

The Company and the Adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures. Brian J. Rooder currently serves as the Company’s Chief Compliance Officer.

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

Tax matters are very complicated and the tax consequences to each Stockholder of the ownership and disposition of shares of Common Stock will depend on the facts of such Stockholder’s particular situation. Investors should consult their own tax adviser regarding the specific tax consequences of the ownership and disposition of shares of Common Stock to them, including tax reporting requirements, the applicability of U.S. federal, state and local tax laws and non-U.S. tax laws, eligibility for the benefits of any applicable income tax treaty and the effect of any possible changes in the tax laws.

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

The Company may incur the 4% nondeductible U.S. federal excise tax in the future on a portion of its income and capital gains. While the Company intends to distribute income and capital gains to minimize exposure to 4% nondeductible U.S. federal excise tax, the Company may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, the Company generally will be liable for 4% nondeductible U.S. federal excise tax only on the amount by which the Company does not meet the Excise Tax Avoidance Requirement. The Company generally will endeavor in each taxable year to avoid any material U.S. federal excise tax on its earnings but there can be no assurance that the Company will be successful in entirely avoiding U.S. federal excise tax.

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

The remainder of this discussion assumes that the Company qualifies as a RIC for each taxable year.

Taxation of U.S. Stockholders

The following discussion only applies to U.S. Stockholders. Prospective Stockholders that are not U.S. Stockholders should refer to “– Taxation of Non-U.S. Stockholders” below.

Distributions

Distributions by the Company (including distributions where Stockholders can elect to receive cash or stocks) generally are taxable to U.S. Stockholders as ordinary income or capital gains. Distributions of the Company’s investment company taxable income will be taxable as ordinary income to U.S. Stockholders to the extent of the Company’s current or accumulated earnings and profits, whether paid in cash or stock. To the extent that such distributions paid by the Company to non-corporate U.S. Stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions (“Qualifying Dividends”) may be eligible for a reduced maximum U.S. federal income tax rate of 20%. In this regard, it is anticipated that the Company’s distributions generally will not be attributable to dividends received by the Company and, therefore, generally will not qualify for the 20% maximum rate applicable to Qualifying Dividends. Distributions of the Company’s net capital gain (which is generally the Company’s realized net long-term capital gains in excess of realized net short-term capital losses) properly designated by the Company as “capital gain dividends” will be taxable to U.S. Stockholders as long-term capital gains (currently taxable at a maximum U.S. federal income tax rate of 20% in the case of non-corporate U.S. Stockholders (including individuals)), regardless of the U.S. Stockholder’s holding period for his, her or its stocks and regardless of whether paid in cash or stock. Distributions in excess of the Company’s earnings and profits first will reduce a U.S. Stockholder’s adjusted tax basis in such Stockholder’s stocks and, after the adjusted tax basis is reduced to zero, will constitute capital gains to such U.S. Stockholder.

The Company may decide to retain some or all of the Company’s net capital gain for reinvestment, but designate the retained net capital gain as a “deemed distribution.” In that case, among other consequences, (i) the Company will pay tax on the retained amount, (ii) each U.S. Stockholder will be required to include his, her or its share of the deemed distribution in income as if it had been actually distributed to the U.S. Stockholder, and (iii) the U.S. Stockholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by the Company. Because the Company expects to pay tax on any retained net capital gains at the regular corporate U.S. federal income tax rate, and because that rate is in excess of the maximum U.S. federal income tax rate currently payable by individuals (and other non-corporate U.S. Stockholders) on long-term capital gains, the amount of tax that individuals (and other non-corporate U.S. Stockholders) will be treated as having paid will exceed the tax they owe on the capital gain distribution. Such excess generally may be claimed as a credit against the U.S. Stockholder’s other federal income tax obligations or may be refunded to the extent it exceeds the U.S. Stockholder’s U.S. federal income tax liability. The amount of the deemed distribution net of such tax will be added to the U.S. Stockholder’s tax basis for his, her or its stocks. In order to utilize the deemed distribution approach, the Company must provide written notice to Stockholders prior to the expiration of 60 days after the close of the relevant taxable year. The Company cannot treat any of its investment company taxable income as a “deemed distribution.”

For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any year and (2) the amount of capital gain dividends paid for that year, under certain circumstances, the Company may elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If the Company makes such an election, U.S. Stockholders will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, any dividend declared by the Company in October, November or December of any calendar year, payable to Stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been received by U.S. Stockholders on December 31 of the calendar year in which the dividend was declared.

Until and unless the Company is treated as a publicly offered RIC as a result of either (1) shares of its common stock collectively being held by at least 500 persons at all times during a taxable year, (2) shares of its common stock being continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (3) shares of its common stock being treated as regularly traded on an established securities market, each U.S. Stockholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from the Company in the amount of such U.S. Stockholder’s allocable share of the management and incentive fees paid to the Adviser and certain of the Company’s other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Stockholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. Stockholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. Stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. Stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. Stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.

The Company’s U.S. Stockholders will receive, as promptly as possible after the end of each calendar year, a notice reporting the amounts includible in such U.S. Stockholder’s taxable income for such calendar year as ordinary income and as long-term capital gain. In addition, the U.S. federal tax status of each calendar year’s distributions from the Company generally will be reported to the IRS (including the amount of any dividends that are Qualifying Dividends eligible for the 20% maximum rate). Dividends paid by the Company generally will not be eligible for the dividends-received deduction or the preferential tax rate applicable to Qualifying Dividends because the Company’s income generally will not consist of dividends. Distributions may also be subject to additional state, local and non-U.S. taxes depending on a U.S. Stockholder’s particular situation.

Certain distributions reported by the Company as section 163(j) interest dividends may be treated as interest income by the U.S. Stockholders for purposes of the tax rules applicable to interest expense limitations under the Code section 163(j). Such treatment by the U.S. Stockholders is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount that the Company is eligible to report as a section 163(j) dividend for a tax year is generally limited to the excess of the Company’s business interest income over the Company’s (i) business interest expense and (ii) other deductions properly allocable to the Company’s business interest income.

Dispositions

A U.S. Stockholder generally will recognize taxable gain or loss if the U.S. Stockholder sells or otherwise disposes of his, her or its stock (except pursuant to a repurchase by the Company, as described below). The amount of gain or loss will be measured by the difference between such Stockholder’s adjusted tax basis in the stocks sold and the amount of the proceeds received in exchange. Any gain or loss arising from such sale or disposition generally will be treated as long-term capital gain or loss if the U.S. Stockholder has held his, her or its stocks for more than one year; otherwise, any such gain or loss will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of stocks held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such stocks. In addition, all or a portion of any loss recognized upon a disposition of stocks may be disallowed if other stocks of the Company are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition.

In general, non-corporate U.S. Stockholders (including individuals) currently are subject to a maximum U.S. federal income tax rate of 20% on their net capital gain (i.e., the excess of realized net long-term capital gains over realized net short-term capital losses), including any long-term capital gain derived from an investment in stocks. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. Stockholders currently are subject to U.S. federal income tax on net capital gain at the maximum 21% rate also applied to ordinary income. Non-corporate U.S. Stockholders (including individuals) incurring net capital losses (i.e., capital losses in excess of capital gains) for a taxable year generally may deduct up to $3,000 of such losses against their ordinary income each taxable year; any net capital losses of a non-corporate U.S. Stockholder (including an individual) in excess of $3,000 generally may be carried forward and used in subsequent taxable years as provided in the Code. Corporate U.S. Stockholders generally may not deduct any net capital losses for a taxable year, but may carry back such capital losses for three taxable years or carry forward such capital losses for five taxable years.

The Code and the related U.S. Treasury regulations require the Company to annually report the adjusted cost basis information of covered securities, which generally include shares of a RIC, to the IRS and to taxpayers. Stockholders should contact their financial intermediaries with respect to reporting of cost basis and available elections for their accounts.

From time to time, the Company may offer to repurchase its outstanding stocks. Stockholders who tender all stocks of the Company held, or considered to be held, by them will be treated as having sold their stocks and generally will realize a capital gain or loss. If a Stockholder tenders fewer than all of its stocks or fewer than all stocks tendered are repurchased, such Stockholder may be treated as having received a taxable dividend upon the tender of its stocks. In such a case, there is a risk that non-tendering Stockholders, and Stockholders who tender some but not all of their stocks or fewer than all of whose stocks are repurchased, in each case whose percentage interests in the Company increase as a result of such tender, will be treated as having received a taxable distribution from the Company. The extent of such risk will vary depending upon the particular circumstances of the tender offer, and in particular whether such offer is a single and isolated event or is part of a plan for periodically redeeming stocks of the Company.

Medicare Tax on Net Investment Income

An additional 3.8% Medicare tax is imposed on certain net investment income (including ordinary dividends and capital gain distributions received from the Company and net gains from redemptions or other taxable dispositions of the Company’s stocks) of U.S. individuals, estates and trusts to the extent that such person’s “modified adjusted gross income” (in the case of an individual) or “adjusted gross income” (in the case of an estate or trust) exceeds certain threshold amounts.

Tax Shelter Reporting Regulations

Under applicable Treasury regulations, if a U.S. Stockholder recognizes a loss with respect to the Company’s stocks of $2 million or more for a non-corporate U.S. Stockholder or $10 million or more for a corporate U.S. Stockholder in any single taxable year (or a greater loss over a combination of years), the U.S. Stockholder must file with the IRS a disclosure statement on Form 8886. Direct owners of portfolio securities are in many cases excepted from this reporting requirement, but under current guidance, U.S. Stockholders of a RIC are not excepted. Future guidance may extend the current exception from this reporting requirement to U.S. Stockholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. Significant monetary penalties apply to a failure to comply with this reporting requirement. States may also have a similar reporting requirement. U.S. Stockholders should consult their own tax advisers to determine the applicability of these Treasury regulations in light of their individual circumstances.

Backup Withholding

The relevant withholding agent may be required to withhold U.S. federal income tax (“backup withholding”), at a current rate of 24%, from any taxable distribution to a U.S. Stockholder (other than a “C” corporation, a financial institution, or a Stockholder that otherwise qualifies for an exemption) (1) that fails to provide a correct taxpayer identification number or a certificate that such Stockholder is exempt from backup withholding or (2) with respect to whom the IRS notifies the withholding agent that such Stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Backup withholding is not an additional tax, and any amount withheld under the backup withholding rules is allowed as a credit against the U.S. Stockholder’s U.S. federal income tax liability, provided that proper information is timely provided to the IRS.

Taxation of Non-U.S. Stockholders

The following discussion applies only to Non-U.S. Stockholders. Whether an investment in stocks of the Company is appropriate for a Non-U.S. Stockholder will depend upon that Stockholder’s particular circumstances. An investment in stocks of the Company by a Non-U.S. Stockholder may have adverse tax consequences to such Non-U.S. Stockholder. Non-U.S. Stockholders should consult their own tax advisers before investing in the Company’s Stocks.

Distributions; Dispositions

Subject to the discussion below, distributions of the Company’s investment company taxable income to a Non-U.S. Stockholder that are not effectively connected with the Non-U.S. Stockholder’s conduct of a trade or business within the United States will be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of the Company’s current or accumulated earnings and profits.

Certain properly reported dividends are generally exempt from withholding of U.S. federal income tax where paid in respect of a RIC’s (i) “qualified net interest income” (generally, its U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which the RIC or the non-U.S. Stockholder are at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of the RIC’s net short-term capital gain, other than short-term capital gains recognized on the disposition of U.S. real property interests, over the RIC’s long-term capital loss), as well as if certain other requirements are satisfied. Nevertheless, no assurance can be given as to whether any of the Company’s distributions will be eligible for this exemption from withholding of U.S. federal income tax or, if eligible, will be reported as such by the Company. Furthermore, in the case of the Company’s stock held through an intermediary, the intermediary may have withheld U.S. federal income tax even if the Company reported the payment as an interest-related dividend or short-term capital gain dividend. Since the Company’s stocks will be subject to significant transfer restrictions, and an investment in the Company’s stocks will generally be illiquid, non-U.S. Stockholders whose distributions on the Company’s stocks are subject to withholding of U.S. federal income tax may not be able to transfer their stocks easily or quickly or at all.

Distributions of the Company’s investment company taxable income to a Non-U.S. Stockholder that are effectively connected with the Non-U.S. Stockholder’s conduct of a trade or business within the United States (and, if required by an applicable income tax treaty, are attributable to a U.S. permanent establishment of the Non-U.S. Stockholder), generally will not be subject to withholding of U.S. federal income tax if the Non-U.S. Stockholder complies with applicable certification and disclosure requirements, although the distributions (to the extent of the Company’s current or accumulated earnings and profits) will be subject to U.S. federal income tax on a net basis at the rates and in the manner applicable to U.S. Stockholders generally.

Actual or deemed distributions of the Company’s net capital gains, other than any net capital gains recognized on the disposition of U.S. real property interests, to a Non-U.S. Stockholder, and gains realized by a Non-U.S. Stockholder upon the sale of the Company’s stocks, will not be subject to U.S. federal income tax or any withholding of such tax, unless (a) the distributions or gains, as the case may be, are effectively connected with the Non-U.S. Stockholder’s conduct of a trade or business within the United States (and, if required by an applicable income tax treaty, are attributable to a U.S. permanent establishment of the Non-U.S. Stockholder), in which case the distributions or gains will be subject to U.S. federal income tax on a net basis at the rates and in the manner applicable to U.S. Stockholders generally or (b) the Non-U.S. Stockholder is an individual who has been present in the United States for 183 days or more during the taxable year and satisfies certain other conditions, in which case, except as otherwise provided by an applicable income tax treaty, the distributions or gains, which may be offset by certain U.S.-source capital losses, generally will be subject to a flat 30% U.S. federal income tax, even though the Non-U.S. Stockholder is not considered a resident alien under the Code.

If the Company distributes net capital gains in the form of deemed rather than actual distributions, a Non-U.S. Stockholder will be entitled to a U.S. federal income tax credit or tax refund equal to the Stockholder’s allocable share of the tax the Company pays on the capital gains deemed to have been distributed. In order to obtain the refund, the Non-U.S. Stockholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return, even if the Non-U.S. Stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return.

For a corporate Non-U.S. Stockholder, both distributions (actual or deemed) and gains realized upon the sale of the Company’s stocks that are effectively connected with the Non-U.S. Stockholder’s conduct of a trade or business within the United States may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable income tax treaty).

Backup Withholding

A Non-U.S. Stockholder who is a non-resident alien individual, and who is otherwise subject to withholding of U.S. federal income tax, will be subject to information reporting and may be subject to backup withholding of U.S. federal income tax on taxable distributions unless the Non-U.S. Stockholder provides the applicable withholding agent with a U.S. nonresident withholding tax certificate (e.g., an IRS Form W-8BEN, IRS Form W-8BEN-E or an acceptable substitute form) or otherwise establishes an exemption from backup withholding.

Non-U.S. Stockholders should consult their own tax advisers with respect to the U.S. federal income and withholding tax consequences, and state, local and non-U.S. tax consequences, of an investment in stocks of the Company.

Withholding and Information Reporting on Foreign Financial Accounts

Numerous jurisdictions have enacted, or have committed to enact, legislation and administrative guidance requiring the collection and sharing of certain information in order to combat tax avoidance. Pursuant to these regimes, entities such as the Company may be required to collect information concerning their owners and may be required to share such information with the taxing authorities of jurisdictions in which the Company invests or holds a financial account. The Company will be subject to one or more of these reporting regimes during the course of its life.

The United States Foreign Account Tax Compliance Act (“FATCA”) aims to combat tax evasion by U.S. tax residents using foreign accounts. Pursuant to the FATCA regime, the applicable withholding agent generally will be required to withhold 30% of U.S. source interest and dividends paid to (i) a non-U.S. financial institution (whether such financial institution is the beneficial owner or an intermediary) unless such non-U.S. financial institution agrees to verify, report and disclose its U.S. accountholders and meets certain other specified requirements or (ii) a non-financial non-U.S. entity (whether such entity is the beneficial owner or an intermediary) unless such entity certifies that it does not have any substantial U.S. owners or provides the name, address and taxpayer identification number of each substantial U.S. owner and such entity meets certain other specified requirements. Additionally, although FATCA withholding with respect to gross proceeds of a disposition of stock had been scheduled to begin on January 1, 2019, proposed regulations, which can be relied on until final regulations are issued, suspended such withholding indefinitely. If payment of this withholding tax is made, Non-U.S. Stockholders that are otherwise eligible for an exemption from, or a reduction in, withholding of U.S. federal income taxes with respect to such dividends or proceeds will be required to seek a credit or refund from the IRS to obtain the benefit of such exemption or reduction. The Company will not pay any additional amounts in respect to any amounts withheld.

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

Cyclicality

Certain sectors targeted by the Company are cyclical and subject to significant fluctuation due to competition, the high level of government regulation, general economic conditions, the level of interest rates, the state of the public equity markets and other factors. The returns on the Company’s investments may therefore be lower in certain periods. For example, the financial performance of credit-related investments, which includes both regulated institutions, such as depositories, as well as specialty finance and asset management investments, are susceptible to the cyclicality associated with the sector. Although an individual credit platform’s financial performance depends in part upon its own specific business characteristics, there are macroeconomic factors that could result in more benign or severe investment environments. The Company is expected to continue to experience the effects of this cyclicality.

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

Cybersecurity threats may involve unauthorized access to sensitive information, including, without limitation, information regarding the Adviser’s or the Company’s investment activities, or could render data or systems unusable, any of which could result in significant losses. Any cybersecurity attacks against the Adviser, the Company, or the Company’s portfolio companies could lead to the loss of sensitive information essential to such entity’s operations, could have a material adverse effect on such entity’s reputations, financial positions or cash flows, could lead to financial losses from remedial actions or loss of business, or could lead to potential liability. Neither the Adviser nor the Company control the cybersecurity plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to the Adviser and the Company, each of whom could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, attempts to induce Stone Point Credit personnel (or third-party agents) to provide data or payments under false pretenses (e.g., via a falsified email), unauthorized release of confidential or otherwise protected information, including personal information relating to the Company, and corruption of data, and other electronic security breaches could lead to disruptions in critical systems, potentially resulting in further harm and could require the Adviser, the Company, or any such portfolio company to make a significant investment to fix or replace such systems. Cyberattacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on systems or websites, rendering them unavailable. If unauthorized parties gain access to such information and technology systems, they could be able to steal, publish, delete, or modify private and sensitive information. If the information and technology systems of the Adviser and the Company and their respective service providers are compromised, become inoperable for extended periods of time or cease to function properly, the Adviser, the Company, and/or their service providers may have to make a significant investment to fix or replace such systems. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in the Adviser’s, the Company’s, and/or a portfolio company’s operations and result in a failure to maintain the security, confidentiality, or privacy of sensitive data, including personal information relating to investors of the Company (and their beneficial owners), material non-public information relating to, and the intellectual property and trade secrets of the Adviser, the Company, and/or its portfolio companies. Such a failure or unauthorized disclosure of data could harm the Adviser, the Company, and/or a portfolio company’s reputation, subject any such entity and their respective affiliates to legal claims, regulatory action, increased costs, financial losses, data privacy breaches or enforcement actions arising out of applicable privacy or other laws and adverse publicity and otherwise affect their business and financial performance. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means.

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

Certain ERISA Considerations

In general, the fiduciary responsibility standards and prohibited transaction restrictions of ERISA apply to a variety of employee retirement and welfare benefit plans maintained by private employers (“ERISA Plans”). Although ERISA does not (with certain exceptions) apply to individual retirement accounts, “Keogh” plans and certain other plans, such plans (collectively with ERISA Plans, “Plans”), are generally subject to Section 4975 of the Code, which contains prohibited-transaction provisions that are similar to those contained in ERISA.

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

Certain “Plan Asset” Considerations

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

Responsible Investment Considerations

Stone Point Credit maintains what it refers to as a separate Responsible Investment Policy and seeks to integrate certain ESG diligence into its investment process in accordance with the relevant policy and subject to its fiduciary duty and any applicable legal, regulatory, or contractual requirements. There is no guarantee that the Adviser will be able to successfully implement the Responsible Investment Policy or to identify ESG risks while achieving the Company’s investment strategy. While the Adviser will attempt to gather information regarding a portfolio company on a pre-investment basis, there are certain transactions that make it more difficult to gather relevant information. There is no guarantee that all ESG information will be available for all types of transactions. In addition, applying ESG factors to investment decisions is qualitative and subjective by nature, and there is no guarantee that the criteria utilized by the Adviser, or any judgment exercised by the Adviser, will reflect the beliefs or values of any particular investor. There are also significant differences in interpretations of what critical ESG characteristics mean by region, industry, and topic. The Adviser’s interpretations and decisions are expected to differ from others’ views and could also evolve over time. In addition, in evaluating an investment, the Adviser expects to depend upon information and data provided by several sources, including the relevant target companies and/or various reporting sources which could be incomplete, inaccurate, or unavailable, and which could cause the Adviser to incorrectly assess a company’s ESG practices and/or related risks. The Adviser does not intend independently to verify all ESG information reported by target companies or third parties. Further, considering ESG qualities when evaluating an investment could result in the selection or exclusion of certain investments based on the Adviser’s view of certain ESG-related and other factors and could cause the Company not to make an investment that it would have made or to make a management decision with respect to an investment differently than it would have made in the absence of a Responsible Investment Policy, which could negatively impact the Company’s performance.

Further, ESG practices are evolving rapidly and there are different principles, frameworks, methodologies, and tracking tools being implemented by other asset managers, and the Adviser’s adoption and adherence to various such principles, frameworks, methodologies, and tools is expected to vary over time. There is also a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement, and disclosure of ESG factors. Stone Point Credit’s Responsible Investment Policy could become subject to additional regulation in the future, and Stone Point Credit cannot guarantee that its current approach will meet future regulatory requirements.

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

Co-investment with Third Parties

The Company may co-invest in portfolio companies with third parties (including Stone Point Credit and certain of its affiliates) through partnerships, joint ventures or other arrangements. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that a third party co-venturer or partner may at any time have economic or business interests or goals that are inconsistent with those of the Company or may be in a position to take action contrary to the Company’s investment objectives or may default on its obligations. In addition, the Company may under certain circumstances be liable for actions of their third-party co-venturers or partners.

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

Benchmark Rate Risks for Floating Rate Loans

LIBOR, the London Interbank Offered Rate, was a leading floating rate benchmark used in loans, notes, derivatives and other instruments or investments. As a result of benchmark reforms, publication of all LIBOR settings has ceased. Various financial industry groups and certain regulators have taken actions to establish alternative reference rates (e.g., the Secured Overnight Financing Rate (“SOFR”), which measures the cost of overnight borrowings through repurchase agreement transactions collateralized with U.S. Treasury securities and is intended to replace U.S. dollar LIBOR with certain adjustments). At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates (and the nature of such alternative reference rates) or other reforms to such alternative reference rates that may be enacted in the United States, United Kingdom or elsewhere. There also remains uncertainty regarding the effects of the transition away from LIBOR to alternative reference rates on the Company or on certain instruments in which the Company invests which have transitioned from LIBOR.

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

Risks Related to Investments in Loans

The Company invests primarily by making loans, either through primary issuances or in secondary transactions, including potentially on a syndicated basis (i.e., through the use of derivatives, participations or assignments). The value of such loans may be detrimentally affected to the extent a borrower defaults on its obligations. There can be no assurance that the value assigned by the Company to collateralize an underlying loan can be realized upon liquidation, nor can there be any assurance that any such collateral will retain its value. Furthermore, circumstances could arise (such as in the bankruptcy of a borrower) that could cause the Company’s security interest in the loan’s collateral to be invalidated. Also, much of the collateral will be subject to restrictions on transfers intended to satisfy securities regulations, which will limit the number of potential purchasers if the Company intends to liquidate such collateral. The amount realizable with respect to a loan may be detrimentally affected if a guarantor, if any, fails to meet its obligations under a guarantee. Finally, there may be a monetary, as well as a time, cost involved in collecting on defaulted loans and, if applicable, taking possession of various types of collateral.

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

Investments in the Health Care Sector

The Company could make investments in the health care sector. Investing in health care companies involves substantial risks, including, but not limited to, the following: limited operating histories and limited experience instituting compliance policies, rapidly changing technologies and the obsolescence of products, change in government policies and governmental investigations, potential litigation alleging negligence, products liability torts, breaches of warranty, intellectual property infringement and other legal theories, extensive and evolving government regulation, disappointing results from preclinical testing, indications of safety concerns, insufficient clinical trial data to support the safety or efficacy of the product candidate, difficulty in obtaining all necessary regulatory approvals in each proposed jurisdiction, inability to manufacture sufficient quantities of the product candidate for development or commercialization in a timely or cost-effective manner, and the fact that, even after regulatory approval has been obtained, the product and its manufacturer are subject to continual regulatory review, and any discovery of previously unknown problems with the product or the manufacturer could result in restrictions or recalls. Each of these risks could have a material adverse effect on the direct and indirect investments of the Company.

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

Economic and Political Environment

Turmoil such as that recently experienced by the U.S. and global financial markets illustrates the risk that the financial markets can experience uncertainty, volatility and instability, potentially for protracted periods of time. Global financial markets have experienced considerable and prolonged declines in the valuations of equity and debt securities and periodic acute contractions in the availability of credit. There can be no assurances that conditions in the U.S. or global financial markets will not worsen and/or adversely affect one or more of the Company’s portfolio companies (including with respect to performing under or refinancing their existing obligations), its access to capital or leverage, its ability to effectively deploy its capital or realize investments on favorable terms or its overall performance. The Company’s investment strategy and the availability of opportunities satisfying the Company’s risk-adjusted return parameters. The implementation of the investment activities of the Company relies in part on the continuation of certain trends and conditions observed in the financial markets and in some cases the improvement of such conditions. Trends and historical events do not imply, forecast or predict future events and, in any event, past performance is not necessarily indicative of future results. There can be no assurance that the assumptions made or the beliefs and expectations currently held by Stone Point will prove correct and actual events and circumstances may vary significantly.

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

Public Health Emergencies

Any public health emergency, including any outbreak of COVID - 19, SARS, H1N1/09 flu, avian flu, other coronavirus, Ebola or other existing or new epidemic diseases, or the threat thereof, could adversely impact global commercial activity and contribute to significant volatility in certain equity, debt, derivative, and commodities markets. Such outbreaks could negatively impact the Company and its portfolio companies and could meaningfully affect the Company’s ability to fulfill its investment objectives. In addition to these developments potentially having adverse consequences for certain portfolio companies and other issuers in or through which the Company invests and the value of the Company’s investments therein, the operations of Stone Point (including those relating to the Stone Point investment professionals) could be disrupted if any of its or its affiliates’ key personnel contracts COVID-19 and/or any other infectious disease. Any of the foregoing events could materially and adversely affect the Company’s ability to source, manage and divest its investments and its ability to fulfill its investment objectives. Similar consequences could arise with respect to other comparable infectious diseases. The impact of a public health crisis, such as COVID-19 (or any future pandemic, epidemic or other similar outbreak of a contagious disease), is difficult to predict, which presents material uncertainty and risk with respect to the performance of the Company.

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

UK’s Exit from the EU

Following the UK’s withdrawal from the EU (“Brexit”), the UK and the EU entered into a free trade agreement on January 1, 2021 to govern their future relationship on a number of areas (the “Treaty”). Although the EU and the UK agreed to the Treaty, trade in goods and services between the UK and the EU may be disrupted through the imposition of new customs checks and processes at the border. The UK’s departure from the customs union and the single market has rendered its access to EU markets significantly more restricted than had previously been the case.

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

Data Privacy Regulation

The U.S. is in a period of active adoption and/or consideration of additional data privacy and cybersecurity laws. These include the California Consumer Privacy Act, effective since January 1, 2020, as amended by the California Privacy Rights Act, effective January 1, 2023 (the “CCPA”); the Virginia Consumer Data Privacy Act, enacted in 2021 and effective January 1, 2023; the New York SHIELD Act, aspects of which took effect on October 23, 2019 and March 21, 2020, respectively; a range of additional laws in effect in states, including Colorado, Connecticut, and Delaware, as well as a range of proposed additional laws in other states; and a range of proposed additional laws at the federal level. The cumulative effects of the CCPA and other recently adopted laws, and active enforcement of existing privacy and consumer protection laws by the Federal Trade Commission and various state attorneys general – and the likely effect of additional laws that might be enacted – include an increased ability of individuals, relative to companies, to control the use of their personal information; increased obligations of companies to maintain the security of personal information; and increased exposure to fines or damages for companies that do not accord individuals their specified privacy rights, that experience data breaches, or that do not maintain reasonable security safeguards, procedures and practices. Companies may also be subject to purported class action and other litigation claims based on alleged violations of privacy laws. The Company will endeavor to maintain systems that promote compliance with applicable laws, but there can be no assurance that these systems will be effective in mitigating the business impact of individuals’ increased privacy rights or in ensuring compliance with such laws. In the event of fines or damages due to noncompliance or alleged noncompliance with such data privacy and cybersecurity laws, or related expenses such as the cost of investigation or legal defense, there may be a business impact on the Company.

Artificial Intelligence

Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, “AI”), and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve. While Stone Point does not use AI at this time to make investment recommendations, the use of AI could exacerbate or create new and unpredictable risks to Stone Point’s business, including by potentially significantly disrupting the markets in which the Company operates or subjecting Stone Point and the Company to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of Stone Point and the Company. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by Stone Point.

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

Banking Sector and Financial Markets Instability

While there have been no recent high-profile U.S. or European bank failures, it is possible that instability in the banking sector could return, resulting in (among other things) the loss of uninsured deposits by private funds, their investors, their portfolio companies and/or their counterparties. Such losses, or even concerns about the potential for such losses, could result in significant impairment of the ability of any of the foregoing parties to effectively operate, resulting in potentially material and adverse effects on the Company and its investments. Instability may also result in a deterioration in the broader global financial markets, resulting in declines in equity, debt and other asset prices together with other (potentially unexpected) adverse impacts, all of which could have a material and adverse effect on the Company, its investments and their operations beyond the impacts specifically associated with bank failures.

In addition, bank failures could result in the adoption of new and/or different regulations affecting the banking sector and potentially the financial sector more generally. For example, federal banking regulators have recently proposed rules surrounding capital, long term debt and resolution planning, each referencing the bank failures in their releases. Although such regulations (if adopted) could result in greater stability of the financial system, the actual impact of any such regulations on financial markets and their participants is unknown, and it is possible that any such regulations could adversely impact the Company, and its operations and investments.

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

Board Oversight of Cybersecurity Risks

The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the Company’s Chief Compliance Officer and Adviser’s Director of IT regarding the overall state of the Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and any cybersecurity incidents impacting the Company.

Management’s Role in Cybersecurity Risk Management

The Adviser’s Director of IT and internal cybersecurity team are responsible for the cybersecurity program applicable to the Company (including enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture, and processes), and along with the Company’s CCO, are responsible for assessing and managing material risks from cybersecurity threats that impact the Company. The Adviser’s Director of IT has more than 25 years of experience advising on and managing risks from cybersecurity. The Adviser’s Director of IT works closely with Company management to administrator, assess, discuss, and prioritize the Company’s cybersecurity efforts. The Company’s Chief Compliance Officer oversees the Company’s oversight function generally and relies on the Adviser’s Director of IT to assist with assessing and managing material risks from cybersecurity threats. The Company’s Chief Compliance Officer has been responsible for this oversight function as Chief Compliance Officer since his appointment and has worked in the financial services industry for more than 15 years, during which time the Chief Compliance Officer has gained expertise in assessing and managing risk applicable to the Company.

The Company’s management is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with information technology, legal and compliance personnel of the Adviser.

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

Holders of the Company’s Common Stock

As of March 24, 2025, there were 196 holders of record of the Company’s Common Stock.

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

As of December 31, 2024, the Company has called equity capital in the amount of $1,176.4 million. See “Subscriptions and Drawdowns” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates calling additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.

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

The Administrator can waive any amounts owed to it under the Administration Agreement, at its discretion. From time to time, the Adviser or its affiliates may pay third-party providers of goods or services. The Company will subsequently reimburse the Adviser for such amounts paid on the Company’s behalf. The Adviser has agreed to bear the aggregate organizational and offering costs in connection with the Private Offering in excess of $1.3 million.

The Company has entered into credit facilities to partially fund the Company’s operations, and may incur costs and expenses including commitment, origination, legal and/or structuring fees and the related interest costs associated with any amounts borrowed. See “Revolving Credit Facility” under “Financial Condition, Liquidity and Capital Resources” below for further details.

Leverage

The amount of leverage that the Company employs will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in the Small Business Credit Availability Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of December 31, 2024 and 2023, the Company’s asset coverage ratio was 194% and 193%, respectively.

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets or capital commitments as collateral to financing facilities.

Financial and Operating Highlights

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
($ in thousands, except per share amounts)	2024	2023	2022
Total investment income	$277,502	$226,063	$129,950
Total expenses	132,574	108,834	65,034
Net investment income (loss)	$144,928	117,229	64,916
Total net realized gains (losses)	(5,762)	(133)	1,072
Total net change in unrealized appreciation (depreciation)	14,434	16,375	(34,138)
Net increase (decrease) in net assets resulting from operations	$153,600	$133,471	$31,850
Per share information - basic and diluted:
Net investment income (loss)	$2.53	$2.62	$1.94
Net increase (decrease) in net assets resulting from operations	$2.68	$2.99	$0.95

($ in thousands, except per share amounts)	As of December 31,	As of December 31,	As of December 31,
Consolidated balance sheet data	2024	2023	2022
Cash and cash equivalents	$51,760	$41,629	$33,791
Investments at fair value	2,504,242	1,999,625	1,688,521
Total assets	2,597,264	2,067,897	1,744,124
Total debt (net of unamortized deferred financing and debt issuance costs)	1,317,926	1,061,253	905,451
Total liabilities	1,345,767	1,076,476	926,939
Total net assets	$1,251,497	$991,422	$817,186
Net asset value per share	$19.85	$19.71	$19.32
Other data:
Number of portfolio companies	100	74	66
Distributions declared per share	2.55	2.57	1.89
Total return based on net asset value [1]	14.34%	16.21%	5.35%
[1]

Total return is based upon the change in net asset value per share between the opening and ending net asset values per share, assuming reinvestment of any distributions during the period. Total return is not annualized and does not include a sales load.

Selected Quarterly Financial Data (Unaudited)

The tables below set forth certain quarterly financial data for the years ended December 31, 2024 and 2023

	Quarter Ended
($ in thousands, except per share amounts)	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Total investment income	$72,944	$69,648	$71,277	$63,633
Net investment income (loss)	37,384	34,898	38,801	33,845
Net realized gains (losses) and unrealized appreciation (depreciation)	(934)	4,765	(2,567)	7,408
Net increase (decrease) in net assets resulting from operations	36,450	39,663	36,234	41,253
Net investment income (loss) per common share	0.66	0.57	0.71	0.67
Basic and diluted earnings (loss) per common share	0.55	0.64	0.67	0.82
Net asset value per common stock at end of quarter	19.85	19.86	19.87	19.86

	Quarter Ended
($ in thousands, except per share amounts)	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Total investment income	$63,359	$59,111	$54,467	$49,126
Net investment income (loss)	31,933	31,232	28,624	25,440
Net realized gains (losses) and unrealized appreciation (depreciation)	5,380	9,008	(1,403)	3,258
Net increase (decrease) in net assets resulting from operations	37,313	40,240	27,220	28,698
Net investment income (loss) per common share	0.67	0.69	0.66	0.60
Basic and diluted earnings (loss) per common share	0.80	0.89	0.62	0.68
Net asset value per common stock at end of quarter	19.71	19.60	19.38	19.40

Portfolio and Investment Activity

Our investment activity for the years ended December 31, 2024 and 2023 is presented below (information presented herein is at par value unless otherwise indicated).

	Year Ended	Year Ended
($ in thousands)	December 31, 2024	December 31, 2023
New investment commitments:
Total new investment commitments	$1,477,558	$514,004

Principal amount of investments funded:
First lien loans	$1,059,439	$468,930
Second lien loans	161,209	—
Unsecured notes	89,322	27,396
Total principal amount of investments funded	$1,309,970	$496,326

Principal amount of investments sold or repaid:
First lien loans	620,959	163,135
Second lien loans	183,381	16,854
Unsecured notes	59,735	53,649
Total principal amount of investments sold or repaid	$864,074	$233,638
Number of new investment commitments	72	29
Average new investment commitment	20,522	17,724
Percentage of new investment commitments at floating rates	97.9%	97.6%
Percentage of new investment commitments at fixed rates	2.1%	2.4%
Weighted average yield to maturity on purchased or funded investments during the period[1]	10.3%	12.3%
Weighted average yield to maturity on investments sold or repaid during the period	12.1%	11.5%
[1]

Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

As of December 31, 2024, the Company had 254 debt investments in 100 portfolio companies with an aggregate fair value of $2,504.2 million. As of December 31, 2023, the Company had 161 debt investments in 72 portfolio companies with an aggregate value of $1,999.6 million.

As of December 31, 2024 and 2023, the Company’s investments consisted of the following:

	December 31, 2024			December 31, 2023
($ in thousands)	Amortized	Fair	Percent of Total	Amortized	Fair	Percent of Total
Investments:	Cost	Value	Portfolio at Fair Value	Cost	Value	Portfolio at Fair Value
First Lien Loans	$2,207,578	$2,209,392	88.2%	$1,732,531	$1,727,610	86.3%
Second Lien Loans	157,690	151,362	6.0%	178,040	165,870	8.3%
Unsecured Notes	90,353	91,375	3.7%	66,198	68,012	3.4%
Preferred Equity	34,833	36,226	1.5%	27,272	27,540	1.4%
Common Equity and Warrants	12,353	15,887	0.6%	8,584	10,593	0.6%
Total Investments	$2,502,807	$2,504,242	100.0%	$2,012,625	$1,999,625	100.0%

The industry composition of investments based on fair value as of December 31, 2024 and 2023 was as follows:

	December 31, 2024	December 31, 2023
Capital Markets	5.0%	4.7%
Diversified Consumer Services	0.7	0.6
Financial Services	9.5	10.8
Health Care Providers & Services	16.8	13.0
Health Care Technology	3.1	6.2
Insurance	21.9	22.3
IT Services	7.8	12.1
Professional Services	16.5	13.0
Real Estate Management & Development	4.6	2.5
Software	12.6	14.8
Consumer Finance	1.5	0.0
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of December 31, 2024 and 2023 was as follows:

	December 31, 2024	December 31, 2023
U.S.	98.9%	98.4%
Non-U.S.	1.1	1.6
Total	100.0%	100.0%

The following table presents certain selected information regarding our investment portfolio as of December 31, 2024 and 2023:

	As of	As of
	December 31, 2024	December 31, 2023
Number of portfolio companies	100	74
Median EBITDA (based on par)	$110.7 million	$102.0 million
Percentage of performing debt bearing a floating rate	96.2%	96.5%
Percentage of performing debt bearing a fixed rate	3.8%	3.5%
Weighted average yield to maturity on investments[1]	10.6%	12.2%
[1]

Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

The following table presents the maturity schedule of our debt investments based on fair value as of December 31, 2024 and 2023:

($ in thousands)	December 31, 2024		December 31, 2023
		Percentage of		Percentage of
Maturity Year	Fair Value	Portfolio	Fair Value	Portfolio
2024	$—	—%	$(377)	0.0%
2025	(84)	—	40,131	2.0
2026	66,463	2.7	137,339	7.0
2027	273,196	11.1	445,317	22.7
2028	670,886	27.4	634,662	32.4
2029	527,977	21.5	540,982	27.6
2030	468,942	19.1	131,936	6.7
2031	362,966	14.8	20,219	1.0
2032	30,113	1.2	—	—
2033	13,974	0.6	11,283	0.6
2034	14,939	0.6	—	—
2035	—	—	—	—
2036	11,355	0.5	—	—
2037	11,402	0.5	—	—
2038	—	—	—	—
Total	$2,452,129	100.0%	$1,961,492	100.0%

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

The following table shows the composition of our portfolio investments on the Adviser’s internal performance rating scale:

($ in thousands)	December 31, 2024		December 31, 2023
		Percentage		Percentage
Investment Rating	Fair Value	of Portfolio	Fair Value	of Portfolio
1	$439,290	17.5%	$233,138	11.7%
2	1,949,232	77.9%	1,684,406	84.2%
3	93,237	3.7%	80,865	4.0%
4	22,483	0.9%	1,216	0.1%
5	—	—	—	—
Total	$2,504,242	100.0%	$1,999,625	100.0%

The following table presents the amortized cost of our performing and non-accrual investments as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,502,807	100.0%	$2,012,625	100.0%
Non-accrual	—	—	—	—
Total	$2,502,807	100.0%	$2,012,625	100.0%

The following table presents the fair value of our performing and non-accrual investments as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
($ in thousands)	Fair Value	Percentage	Fair Value	Percentage
Performing	$2,504,242	100.0%	$1,999,625	100.0%
Non-accrual	—	—	—	—
Total	$2,504,242	100.0%	$1,999,625	100.0%

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

Results of Operations

The following table presents the operating results for the years ended December 31, 2024, 2023, and 2022:

	Year Ended	Year Ended	Year Ended
($ in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Total investment income	$277,502	$226,063	$129,950
Less: total expenses	132,574	108,834	65,034
Net investment income (loss)	144,928	117,229	64,916
Total net realized gains (losses)	(5,762)	(133)	1,072
Net change in unrealized appreciation (depreciation) on investments	14,434	16,375	(34,138)
Net increase (decrease) in net assets resulting from operations	$153,600	$133,471	$31,850

Investment Income

Total investment income consisted of interest income from investments, dividend income from investments, interest from cash and cash equivalents and fee income. For the years ended December 31, 2024, 2023, and 2022, total investment income was comprised of the following:

	Year Ended	Year Ended	Year Ended
($ in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Interest income from investments	$271,385	$223,951	$128,975
Dividend income from investments	3,719	1,422	600
Interest from cash and cash equivalents	3	2	1
Fee income	2,395	688	374
Total investment income	$277,502	$226,063	$129,950

For the years ended December 31, 2024 and 2023, total investment income increased to $277.5 million from $226.1 million primarily due to an increase in the size of our debt portfolio, which at par, increased to $2,489.7 million from $2,012.0 million. For the year ended December 31, 2024, the weighted average yield on our portfolio decreased to 10.6% from 12.2% for the year ended December 31, 2023.

For the years ended December 31, 2023 and 2022, total investment income increased to $226.1 million from $129.9 million primarily due to an increase in the weighted average yield on our portfolio as well as an increase in the size of our debt portfolio, which at par, increased to $2,012.0 million from $1,745.4 million. For the year ended December 31, 2023, weighted average yield on our portfolio increased to 12.2% from 11.1% for the year ended December 31, 2022.

Expenses

Operating expenses for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Year Ended	Year Ended	Year Ended
($ in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Base management fees	$30,071	$24,304	$18,937
Interest and credit facility fees	94,465	77,361	40,044
Offering costs	56	97	116
Professional fees	7,552	6,642	5,500
Directors fees	368	368	367
Insurance expenses	62	62	70
Total expenses	$132,574	$108,834	$65,034

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

For the years ended December 31, 2024, 2023, and 2022, the Company incurred $1.0 million, $1.3 million and $1.0 million of administrative overhead expenses, respectively. As of December 31, 2024, 2023, and 2022, administrator expenses of $0.2 million, $0.3 million and $0.2 million, respectively, remained payable to the Administrator. For the years ended December 31, 2024 and 2023, the Administrator has not elected to waive any charges that would have been eligible for reimbursement under the terms of the Administration Agreement. For the year ended December 31, 2022, the Administrator elected to waive additional charges that would have otherwise been eligible for reimbursement under the terms of the Administration Agreement which are not subject to recoupment.

For the years ended December 31, 2024 and 2023, total expenses increased to $132.6 million from $108.8 million primarily due to an increase in interest and credit facility fees and base management fees. For the year ended December 31, 2024, the weighted average borrowings and interest rate was $920.1 million and 7.9% compared to weighted average borrowings and an interest rate of $763.0 million and 7.8% for the year ended December 31, 2023. For the years ended December 31, 2024 and 2023, management fees increased due to an overall increase in total assets.

For the years ended December 31, 2023 and 2022, total expenses increased to $108.8 million from $65.0 million primarily due to an increase in interest and credit facility fees and base management fees. For the year ended December 31, 2023, the weighted average borrowings and interest rate was $763.0 million and 7.8% compared to weighted average borrowings and an interest rate of $675.5 million and 4.3% for the year ended December 31, 2022. For the years ended December 31, 2023 and 2022, management fees increased due to an overall increase in total assets.

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

Net Realized Gains (Losses) and Unrealized Appreciation (Depreciation) on Investments

The following table summarizes our net realized gains (losses) and unrealized appreciation (depreciation) for the years ended December 31, 2024, 2023, and 2022:

	Year Ended	Year Ended	Year Ended
($ in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Net realized gains (losses) and unrealized appreciation (depreciation) on investments
Total net realized gains (losses)	$(5,762)	$(133)	$1,072
Total net change in unrealized appreciation (depreciation)	$14,434	$16,375	$(34,138)
Net realized gains (losses) and unrealized appreciation (depreciation) on investments	$8,672	$16,242	$(33,066)

For the year ended December 31, 2024, we had net realized losses on investments of $5.8 million. For the year ended December 31, 2023, we had net realized losses on investments of $0.1 million. For the year ended December 31, 2022, we had net realized gains on investments of $1.1 million.

The Adviser determines the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. During the year ended December 31, 2024 we had net change in unrealized appreciation on our investment portfolio of $14.4 million driven primarily by an increase in the fair value of our debt instruments as a percentage of principal compared to December 31, 2023. During the year ended December 31, 2023 we had net change in unrealized appreciation on our investment portfolio of $16.4 million driven primarily by an increase in the fair value of our debt instruments as a percentage of principal compared to December 31, 2022. During the year ended December 31, 2022, we had a net change in unrealized depreciation on our investment portfolio of $34.1 million, driven primarily by a decrease in the fair value of our debt instruments as a percentage of principal compared to December 31, 2021. As of December 31, 2024, 2023, and 2022, the fair value of our debt investments as a percentage of principal was 98.5%, 97.5%, and 96.0%, respectively.

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

For the years ended December 31, 2024, 2023, and 2022, the Company has completed the following share issuances:

($in thousands)	Number of Common	Aggregate Offering
Common Stock Issuance Date	Stock Issued	Price
December 31, 2024	81,918	$1,625
December 31, 2024(1)	565,762	11,223
September 27, 2024(1)	647,722	12,833
September 27, 2024	117,353	2,325
July 2, 2024	282,309	5,600
June 28, 2024	6,539,426	129,521
June 28,2024(1)	634,347	12,564
April 2, 2024	12,684	250
March 28, 2024	3,402,804	66,893
March 26, 2024(1)	461,503	9,072
December 28, 2023	2,305,457	45,037
December 26, 2023(1)	264,628	5,169
September 29, 2023	2,578,558	49,900
September 27, 2023(1)	218,518	4,229
June 28, 2023	1,126,918	21,800
June 26, 2023(1)	252,293	4,881
April 3, 2023	56,599	1,094
March 29, 2023	980,749	18,906
March 27, 2023(1)	229,681	4,428
December 30, 2022	2,467,892	48,500
December 27, 2022(1)	186,283	3,666
September 28, 2022	5,000,901	99,900
September 26, 2022(1)	138,540	2,768
June 29, 2022	2,498,950	50,000
June 27, 2022(1)	100,633	2,013
March 29, 2022	1,986,561	40,000
March 25, 2022	2,734,196	55,000
March 24, 2022(1)	87,065	1,751
(1)	Shares were issued to stockholders participating in the Company’s DRIP.

For information related to the Company’s share issuances from its date of inception through December 31, 2021, see “Subscriptions and Drawdowns” under “Financial Condition, Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Debt

Financing Facilities

The following tables show the Company’s outstanding debt as of December 31, 2024 and 2023:

	December 31, 2024
	Aggregate Principal	Outstanding	Amount	Net Carrying
($ in thousands)	Committed	Principal	Available (1)	Value(2)
Capital Call Facility	$65,000	$27,000	$38,000	$26,757
Revolving Credit Facility	850,000	680,000	170,000	671,821
Secured Credit Facility	300,000	200,000	100,000	197,076
2025 Notes	225,000	225,000	—	224,612
2029 Notes	200,000	200,000	—	197,660
Total	$1,640,000	$1,332,000	$308,000	$1,317,926

	December 31, 2023
	Aggregate Principal	Outstanding	Amount	Net Carrying
($ in thousands)	Committed	Principal	Available (1)	Value(2)
Capital Call Facility	$85,000	$52,000	$33,000	$51,663
Revolving Credit Facility	750,000	666,000	84,000	661,933
Secured Credit Facility	300,000	126,000	174,000	124,000
2025 Notes	225,000	225,000	—	223,657
Total	$1,360,000	$1,069,000	$291,000	$1,061,253
(1)	The amount available may be subject to limitations related to the borrowing base under the Financing Facilities, outstanding letters of credit issued and asset coverage requirements.
(2)	As of December 31, 2024 and 2023, all of the Company’s outstanding debt was categorized as Level 3 within the fair value hierarchy.

Capital Call Facility

Effective as of December 29, 2020 (the “Initial Closing Date”), the Company entered into a revolving credit facility (as amended, the “Capital Call Facility”) by and among, inter alios, the Company as the initial borrower, the lenders from time-to-time party thereto (collectively, the “Lenders”) and Capital One, National Association, as the administrative agent (the “Administrative Agent”), sole lead arranger and a Lender. On December 27, 2022, the Company executed a letter agreement (the “Second Amendment”) to amend its revolving credit agreement (as amended, the “Revolving Credit Agreement”), by and among, inter alios, the Company as the borrower, the Lenders and Capital One, National Association, as the administrative agent, sole lead arranger and a Lender.

The Second Amendment, among other things, reduced the maximum borrowing capacity of the Company under the Capital Call Facility to $125.0 million from $200.0 million and changed the applicable margin for advances under the Capital Call Facility to SOFR plus 1.95% from SOFR plus 1.85%. The Second Amendment extended the scheduled maturity date of the loans under the Capital Call Facility from December 28, 2022 to December 27, 2023. The other material terms of the Capital Call Facility were unchanged.

On December 22, 2023, the Company amended the Capital Call Facility (the “Third Amendment”). The Third Amendment, among other things, extended the maturity date to December 27, 2024, reduced the maximum borrowing capacity of the Company under the Capital Call Facility to $85.0 million and increased the applicable margin for advances under the Capital Call Facility to SOFR plus 2.35% per annum from SOFR plus 1.95% per annum with respect to SOFR Loans (as defined in the Capital Call Facility) and to 1.35% per annum with respect to Reference Rate Loans (as defined in the Capital Call Facility). The other material terms of the Capital Call Facility were unchanged.

On December 27, 2024, the Company amended the Capital Call Facility (the “Fourth Amendment”). The Fourth Amendment, among other things, extended the maturity date to December 26, 2026, reduced the maximum borrowing capacity of the Company under the Capital Call Facility to $65.0 million, and bifurcated the unused fee such that if the average unused portion of the commitment of the Lenders during any calendar month is more than 50% of the amount of the commitment of the Lenders, the unused fee increased to .50% per annum multiplied by the daily unused portion of the commitment of the Lenders.

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

The maturity date is the earliest of: (a) December 26, 2025; (b) the date upon which the Administrative Agent declares the Company’s obligations under the Capital Call Facility (the “Obligations”) due and payable after the occurrence of an event of default under the Capital Call Facility; (c) 45 days prior to the termination of the Company’s Operative Documents (as defined in the Capital Call Facility); (d) 45 days prior to the date on which the Company’s ability to call capital commitments for the purpose of repaying the Obligations is terminated, and (e) the date upon which the Company terminates the commitments of the Lenders pursuant to Section 3.6 of the Capital Call Facility or otherwise.

The Capital Call Facility includes customary covenants as well as usual and customary events of default for revolving credit facilities of this nature.

As of December 31, 2024 and 2023, the carrying amount of the Company’s borrowings under the Capital Call Facility approximated its fair value. As of December 31, 2024 and 2023, unamortized financing costs of $243 and $337, respectively, are being deferred and amortized over the remaining term of the Capital Call Facility. As of December 31, 2024 and 2023, the Company had an outstanding balance of $27,000 and $52,000, respectively. The Capital Call Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $26,757 as of December 31, 2024 and $51,663 as of December 31, 2023.

The following table shows additional information about the interest and financing costs related to the Capital Call Facility for the years ended December 31, 2024, 2023, and 2022:

	Year Ended	Year Ended	Year Ended
($ in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Interest expenses related to the Capital Call Facility	$2,666	$2,994	$2,927
Financing expenses related to the Capital Call Facility	354	454	556
Total interest and financing expenses related to the Capital Call Facility	$3,020	$3,448	$3,483

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

On June 30, 2023, SPV I executed a letter agreement (the “Third Amendment”) to amend the Revolving Credit Facility. The Third Amendment revises the Revolving Credit Agreement to provide that all borrowings in U.S. dollars now bear interest at a rate based on Term SOFR. The Third Amendment also amends the accordion feature of the Revolving Credit Agreement to increase the maximum borrowing capacity of SPV I under the Revolving Credit Agreement to an aggregate of $1.0 billion. The other material terms of the Revolving Credit Facility were unchanged.

On June 27, 2024, SPV I executed a letter agreement (the “Fourth Amendment”) to amend the Revolving Credit Facility. The Fourth Amendment revises the Revolving Credit Agreement to effect an extension of the reinvestment period to June 27, 2027, and of the scheduled termination date to June 27, 2029. The amended Revolving Credit Agreement includes a non-call period from the effective date of the Fourth Amendment until June 27, 2026. The Fourth Amendment also increases the financing commitment from $750.0 million to $850.0 million and reduces the applicable margin from 2.55% per annum to 2.45% per annum with respect to SOFR loans, as well as changing the rate for Canadian Dollar advances from the Canadian Dollar Offered Rate (CDOR) to a three-month term rate based on the Canadian Overnight Repo Rate Average (CORRA). In connection with the Fourth Amendment, SPV I paid an upfront fee of $5.6 million. The other material terms of the Revolving Credit Facility were unchanged.

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

As of each of December 31, 2024 and 2023, the carrying amount of the Company’s borrowings under the Revolving Credit Facility approximated its fair value. As of December 31, 2024 and 2023, unamortized financing costs of $8,179 and $4,067, respectively, are being deferred and amortized over the remaining term of the Revolving Credit Facility. As of December 31, 2024 and 2023, the Revolving Credit Facility had an outstanding balance of $680,000 and $666,000, respectively. As of December 31, 2024 and 2023, the Revolving Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $671,821 and $661,933, respectively.

The following table shows additional information about the interest and financing costs related to the Revolving Credit Facility for the years ended December 31, 2024, 2023, and 2022:

	Year Ended	Year Ended	Year Ended
($ in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Interest expenses related to the Revolving Credit Facility	$54,436	$54,030	$27,106
Financing expenses related to the Revolving Credit Facility	1,507	1,782	1,627
Total interest and financing expenses related to the Revolving Credit Facility	$55,943	$55,812	$28,733

Secured Credit Facility

On August 14, 2023, SPV II entered into a $300.0 million Credit Agreement (the “Secured Credit Facility”), with the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent (the “Administrative

Agent”), U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as collateral custodian.

The Secured Credit Facility is comprised of (i) a $250.0 million asset-based revolving loan facility (the “ABL Facility”) and (ii) a $50.0 million asset-based revolving loan facility (the “Revolver Facility”), each of which has its own borrowing base (comprised of its respective eligible assets, as approved by the Administrative Agent from time to time) but both of which are generally subject to the same terms under the Secured Credit Facility. No gain or loss is recognized on any purchases or sales to or from SPV II and the Company.

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

As of each of December 31, 2024 and 2023, the carrying amount of the Company’s borrowings under the Secured Credit Facility approximated its fair value. As of December 31, 2024 and 2023, unamortized financing costs of $2,924 and $2,000, respectively, are being deferred and amortized over the remaining term of the Secured Credit Facility. As of December 31, 2024 and 2023, the Secured Credit Facility had an outstanding balance of $200,000 and $126,000, respectively. The Secured Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $197,076 as of December 31, 2024 and $124,000 as of December 31, 2023.

The following table shows additional information about the interest and financing costs related to the Secured Credit Facility for the year ended December 31, 2024 and the period ended from August 14, 2023 to December 31, 2023:

	Year Ended	Period from August 14, 2023 to
($ in thousands)	December 31, 2024	December 31, 2023
Interest expenses related to the Secured Credit Facility	$17,002	$3,782
Financing expenses related to the Secured Credit Facility	576	165
Total interest and financing expenses related to the Secured Credit Facility	$17,578	$3,947

2025 Notes

On May 19, 2022, the Company entered into a Note Purchase Agreement (the “NPA”) governing the issuance of $225.0 million in aggregate principal amount of senior unsecured notes due May 19, 2025 (the “2025 Notes”) to qualified institutional investors in a private placement. $150.0 million of the 2025 Notes were delivered and paid for on May 19, 2022, and $75.0 million of the 2025 Notes were delivered and paid for on August 18, 2022.

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

The 2025 Notes mature on May 19, 2025 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the NPA. Interest on the 2025 Notes is due semiannually in May and November of each year, beginning in November 2022. In addition, the Company is obligated to offer to repay the 2025 Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the NPA, the Company may redeem the 2025 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before February 17, 2025, at a make-whole premium.

As of each of December 31, 2024 and 2023, the carrying amount of the Company’s borrowings under the 2025 Notes approximated its fair value. For the years ended December 31, 2024 and 2023, unamortized debt issuance costs of $388 and $1,343, respectively, are being deferred and amortized over the remaining term of the 2025 Notes. As of each of December 31, 2024 and 2023, the 2025 Notes had an outstanding balance of $225,000. For the years ended December 31, 2024 and 2023, the 2025 Notes are presented in the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $224,612 and $223,657, respectively.

The following table shows additional information about the interest and financing costs related to the 2025 Notes for the years ended December 31, 2024 and 2023:

	Year Ended	Year Ended
($ in thousands)	December 31, 2024	December 31, 2023
Interest expenses related to the 2025 Notes	$13,118	$13,118
Financing costs related to the 2025 Notes	1,055	1,037
Total interest and financing costs related to the 2025 Notes	$14,173	$14,155

2029 Notes

On September 17, 2024, the Company entered into a Note Purchase Agreement (the “September 2024 NPA”) governing the issuance of $200.0 million in aggregate principal amount of senior unsecured notes due September 15, 2029 (the “2029 Notes”) to qualified institutional investors in a private placement.

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

As of December 31, 2024 the carrying amount of the Company’s borrowings under the 2029 Notes approximated its fair value. As of December 31, 2024 unamortized debt issuance costs of $2,340 are being deferred and amortized over the remaining term of the 2029 Notes. As of December 31, 2024 the 2029 Notes had an outstanding balance of $200,000. The 2029 Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $197,660 as of December 31, 2024.

The following table shows additional information about the interest and financing costs related to the 2029 Notes for the period ended September 17, 2024 to December 31, 2024:

For the period from
September 17,2024 to
($ in thousands)	December 31, 2024
Interest expense related to the 2029 Notes	$3,611
Financing expenses related to the 2029 Notes	139
Total interest and financing expenses related to the 2029 Notes	$3,750

Liquidity

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of December 31, 2024 and 2023:

	As of
($ in thousands)	December 31, 2024	December 31, 2023
Cash and cash equivalents	$51,760	$41,629
Unused borrowing capacity (1)	243,000	206,000
Unfunded portfolio company commitments	(402,618)	(226,542)
Undrawn capital commitments	336,596	311,945
Total operational liquidity	$228,738	$333,032
(1)	Unused borrowing capacity has been adjusted to remove the maximum borrowing capacity under the Capital Call Facility given the Capital Call Facility would need to be repaid in full if the Company were to draw the remaining capital commitments.

Distributions

For the years ended December 31, 2024 and 2023, the Company declared the following distributions:

($ in thousands, except per share amounts)		Distribution	Annualized
Record Date	Payment Date	Rate per Share	Distribution Yield[1]	Distribution Paid
December 27, 2024	December 31, 2024	$0.600	12.0%	$37,444
September 26, 2024	September 27, 2024	$0.650	13.0%	$40,067
June 26, 2024	June 28, 2024	$0.650	13.1%	$35,220
March 25, 2024	March 26, 2024	$0.650	13.2%	$32,700
December 22, 2023	December 26, 2023	$0.670	13.5%	$31,985
September 25, 2023	September 27, 2023	$0.655	13.4%	$29,436
June 23, 2023	June 26, 2023	$0.640	13.2%	$27,880
March 24, 2023	March 27, 2023	$0.600	12.6%	$25,377
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

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of December 31, 2024 and 2023, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

($ in thousands)		December 31, 2024	December 31, 2023
Portfolio Company	Type of Investment	Par	Par
2-10 Holdco, Inc.	First Lien Revolving Loan	$—	$2,778
Accordion Partners LLC	First Lien Delayed Draw Term Loan	5,454	2,075
Accordion Partners LLC	First Lien Revolving Loan	3,636	2,034
Accuserve	First Lien Delayed Draw Term Loan	4,876	2,690
Accuserve	First Lien Revolving Loan	6,573	—
Acentra Holdings, LLC	First Lien Revolving Loan	1,287	—
Acentra Holdings, LLC	First Lien Delayed Draw Term Loan	8,715	—
Action Behavior Centers Therapy LLC	First Lien Revolving Loan	3,071	—
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	5,722	—
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	12,511	—
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	4,753	1,768
AmeriLife Group LLC	First Lien Revolving Loan	6,891	5,273
Anaplan, Inc.	First Lien Revolving Loan	1,546	1,546
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	4,741	—
Aprio Advisory Group, LLC	First Lien Revolving Loan	2,994	—
Arden Insurance Services LLC	First Lien Revolving Loan	1,463	—
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	1,020	4,955
ARMStrong Receivable Management	First Lien Revolving Loan	299	299
Baker Tilly Advisory Group, L.P.	First Lien Delayed Draw Term Loan	2,736	—
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	3,835	—
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	9,390	9,874
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	3,000	3,000
Belmont Buyer, Inc.	First Lien Revolving Loan	1,453	2,180
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	4,235	2,616
Bottomline Technologies, Inc.	First Lien Revolving Loan	7,365	7,365
Captive Resources Midco, LLC	First Lien Revolving Loan	2,203	2,203
Chartis Group, LLC	First Lien Delayed Draw Term Loan	2,517	—
Chartis Group, LLC	First Lien Revolving Loan	1,259	—
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	638	5,625
Choreo Buyer, LLC	First Lien Delayed Draw Term Loan	15,560	—
Cliffwater, LLC	First Lien Revolving Loan	2,857	2,857
CNSI Holdings, LLC	First Lien Revolving Loan	—	912
Continental Buyer Inc.	First Lien Delayed Draw Term Loan	8,153	—
Continental Buyer Inc.	First Lien Revolving Loan	3,057	—
Diligent Corporation	First Lien Delayed Draw Term Loan	4,124	—
Diligent Corporation	First Lien Revolving Loan	5,997	2,300
Eclipse Buyer, Inc.	First Lien Revolving Loan	1,083	—
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	2,134	—
Ellkay, LLC	First Lien Revolving Loan	2,167	3,611
Exeter	First Lien Revolving Loan	8,797
Foundation Risk Partners, Corp.	First Lien Revolving Loan	4,407	—
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	4,686	—
Galway Borrower LLC	First Lien Delayed Draw Term Loan	10,596	21,000
Galway Borrower, LLC	First Lien Revolving Loan	2,767	4,098
GaphPAD Software, LLC	First Lien Revolving Loan	—	1,250
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	—	2,187
Geosyntec Consultants, Inc.	First Lien Revolving Loan	—	1,609
Giving Home Health Care	First Lien Revolving Loan	—	3,125
GovDelivery Holdings, LLC	First Lien Revolving Loan	2,193	1,910
GS Acquisitionco, Inc.	First Lien Revolving Loan	1,080	—
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	1,109	—
Guardian Restoration Partners Buyers, LLC	First Lien Revolving Loan	2,057	—
Guardian Restoration Partners Buyers, LLC	First Lien Delayed Draw Term Loan	9,082	—
HBWM Intermediate II, LLC	First Lien Revolving Loan	1,017	—
HBWM Intermediate II, LLC	First Lien Delayed Draw Term Loan	5,498	—
Hyland Software, Inc	First Lien Revolving Loan	1,199	1,199
IG Investments Holdings, LLC	First Lien Revolving Loan	3,509	5,058
Imagine Acquisitionco, LLC	First Lien Revolving Loan	4,399	4,630
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	24,923	—
Kwol Acquisition Inc	First Lien Revolving Loan	329	230
LendingTree, Inc.	First Lien Delayed Draw Term Loan	3,000	—
MAI Capital Management Intermediate LLC	First Lien Revolving Loan	1,331	—
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	2,782	—
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	8,932	3,200
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	—	—
MB2 Dental Solutions, LLC	First Lien Revolving Loan	2,244	—
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	1,695	791
Minotaur Acquisition, Inc.	First Lien Delayed Draw Term Loan	3,401	—
Minotaur Acquisition, Inc.	First Lien Revolving Loan	2,041	—

Mirra-Prime Access Holdings, LLC	First Lien Revolving Loan	685	2,055
More Cowbell II LLC	First Lien Delayed Draw Term Loan	5,444	5,444
More Cowbell II LLC	First Lien Revolving Loan	4,247	5,771
Neptune Flood Incorporated	First Lien Revolving Loan	—	750
New Mountain Capital LLC	Unsecured Notes	350	—
New Mountain Capital LLC	Unsecured Notes	557	—
New Mountain Capital LLC	Unsecured Notes	1,942	—
New Mountain Capital LLC	Unsecured Notes	2,657	—
OneDigital Borrower LLC	First Lien Delayed Draw Term Loan	—	9,771
Orion Advisor Solutions, LLC	Second Lien Delayed Draw Term Loan	6,524	—
NextGen Healthcare	First Lien Delayed Draw Term Loan	2,370	2,370
NextGen Healthcare	First Lien Revolving Loan	889	889
NXGen Buyer, Inc.	First Lien Revolving Loan	326	—
oneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	4,712	—
oneZero Financial Systems, LLC	First Lien Revolving Loan	3,365	—
PAS Parent Inc.	First Lien Delayed Draw Term Loan	1,476	9,000
PAS Parent Inc.	First Lien Revolving Loan	1,000	1,000
PAS Parent Inc.	First Lien Delayed Draw Term Loan	5,625	—
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	3,193	6,875
Petra Borrower, LLC	First Lien Revolving Loan	2,456	2,750
Project K BuyerCo, Inc.	First Lien Revolving Loan	7,727	7,727
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	—	19,663
Simplifi Holdings, Inc.	First Lien Revolving Loan	2,892	2,349
Syntax Systems Limited	First Lien Revolving Loan	—	459
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	260	—
Southpaw AP Buyer, LLC	First Lien Revolving Loan	868	—
SpecialtyCare, Inc.	First Lien Revolving Loan	446	914
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	3,500	3,500
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	6,300	1,545
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	2,000	2,000
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	5,602	3,941
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	1,135	—
Tamarack Intermediate, L.L.C.	First Lien Revolving Loan	3,516	3,516
THG Acquisition, LLC	First Lien Revolving Loan	2,706	—
THG Acquisition, LLC	First Lien Delayed Draw Term Loan	5,847	—
Titan Home Improvement, LLC	First Lien Delayed Draw Term Loan	4,605	—
Titan Home Improvement, LLC	First Lien Revolving Loan	3,837	—
Trinity Partners Holdings, LLC	First Lien Delayed Draw Term Loan	6,625	7,447
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	5,817	5,769
TST Intermediate Holdings, LLC	First Lien Revolving Loan	890	—
Vital Care Buyer LLC	First Lien Revolving Loan	874	—
Williams Martson, LLC	First Lien Delayed Draw Term Loan	2,554	2,554
Williams Martson, LLC	First Lien Revolving Loan	2,235	2,235
Worldwide Insurance Network, LLC	First Lien Delayed Draw Term Loan	12,174	—
Total Par.		$402,618	$226,542

We believe that we maintain sufficient liquidity in the form of cash, financing capacity and undrawn capital commitments from our investors to cover any outstanding unfunded portfolio company commitments we may be required to fund.

Investor Commitments

As of December 31, 2024, the Company has received capital commitments totaling $1,512.9 million, of which, $336.6 million remains unfunded.

Recent Developments

On March 3, 2025, (the “First Amendment Date”), SPV II entered into an amendment to its Secured Credit Facility which, among other things, reduces the spread to 2.00% per annum, extends the reinvestment period to three years after the First Amendment Date, and extends the maturity date to five years after the First Amendment Date.

Contractual Obligations

Our payment obligations for repayment of debt, which total our contractual obligations on December 31, 2024, include the following:

	Payments Due by Period
		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years
Capital Call Facility	$65,000	$65,000	$—	$—	$—
Revolving Credit Facility	850,000	—	—	850,000	—
Secured Credit Facility	300,000	—	—	300,000	—
2025 Notes	225,000	225,000	—	—	—
2029 Notes	200,000	—	—	200,000	—
Total Contractual Obligations	$1,640,000	$290,000	$—	$1,350,000	$—

Hedging

In connection with certain portfolio investments, the Company may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while the Company may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors may result in a poorer overall performance for the Company than if it had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions through the year ended December 31, 2024.

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

Interest Rate Risk

We are subject to financial market risks, most significantly changes in interest rates. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of December 31, 2024, 99.4% of the Company’s debt investments based on fair value were at floating rates. Our credit facilities, including our Capital Call Facility and Revolving Credit Facility, also bear interest at floating rates.

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2024, the following table shows the approximate annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors and assuming no changes in our investment portfolio and borrowing structure):

	Change in
($ in thousands)			Net Investment
Basis point change	Interest Income (1)	Interest Expense	Income (Loss)
300	$70,718	$(27,210)	$43,508
200	47,146	(18,140)	29,006
100	23,573	(9,070)	14,503
(100)	(23,573)	9,070	(14,503)
(200)	(47,146)	18,140	(29,006)
(300)	(70,718)	27,210	(43,508)
(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Stone Point Credit Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Stone Point Credit Corporation and subsidiaries (the Company), including the consolidated schedules of investments as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, and its cash flows for each of the years in the three year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinions

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2024 and 2023, by correspondence with the custodians, portfolio companies, agents, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

New York, New York

March 24, 2025

Stone Point Credit Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets:
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost $2,502,807 and $2,012,625, respectively)	$2,504,242	$1,999,625
Cash and cash equivalents	51,760	41,629
Interest receivable	23,453	21,422
Dividend receivable	—	367
Unsettled trades receivable	15,471	3,551
Paydown receivable	2,247	1,204
Deferred offering expenses	25	34
Prepaid expenses and other assets	66	66
Total assets	$2,597,264	$2,067,898
Liabilities:
Revolving credit facilities payable (net of deferred financing costs of $11,346 and $6,404 respectively) (Note 6)	$895,654	$837,596
Notes payable (net of debt issuance costs of $2,728 and $1,343 respectively)	422,272	223,657
Unsettled trades payable	69	1,000
Base management fees payable (Note 3)	8,013	6,532
Accounts payable and accrued expenses	2,434	2,548
Interest and financing fees payable	17,325	5,143
Total liabilities	$1,345,767	$1,076,476
Commitments and contingencies (Note 5)	$—	$—
Net assets:
Preferred stock, $0.001 par value, 1,000 shares authorized, 0 shares issued and outstanding at December 31, 2024 and December 31, 2023	$—	$—
Common stock, $0.001 par value, 250,000 shares authorized, 63,054,004 and 50,308,175 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	63	50
Paid in capital in excess of par	1,251,041	999,354
Distributable earnings (accumulated losses)	393	(7,982)
Total net assets	1,251,497	991,422
Total liabilities and net assets	$2,597,264	$2,067,898
Net asset value per common share	$19.85	$19.71

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the Year Ended	For the Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Investment income:
Interest income from non-controlled/non-affiliated investments	$271,385	$223,951	$128,975
Dividend income from non-controlled/non-affiliated investments	3,719	1,422	600
Interest income from cash and cash equivalents	3	2	1
Total interest and dividend income	275,107	225,375	129,576
Fee income	2,395	688	374
Total fee income	2,395	688	374
Total investment income	277,502	226,063	129,950
Operating expenses:
Base management fees (Note 3)	$30,071	$24,304	$18,937
Interest and financing fees (Note 6)	94,465	77,361	40,044
Offering costs (Note 4)	56	97	116
Professional fees	7,552	6,642	5,500
Directors fees	368	368	367
Insurance expense	62	62	70
Total expenses	132,574	108,834	65,034
Net investment income (loss)	$144,928	$117,229	$64,916
Net realized gains (losses) and unrealized appreciation (depreciation) on investments
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(5,762)	$(133)	$1,072
Total net realized gains (losses)	$(5,762)	$(133)	$1,072
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$14,434	$16,375	$(34,138)
Total net change in unrealized appreciation (depreciation)	$14,434	$16,375	$(34,138)
Net increase (decrease) in net assets resulting from operations	$153,600	$133,471	$31,850
Per share information—basic and diluted:
Net investment income (loss)	$2.53	$2.62	$1.94
Net increase (decrease) in net assets resulting from operations	$2.68	$2.99	$0.95
Weighted average shares outstanding	57,255,840	44,712,958	33,466,524

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Changes in Net Assets

(in thousands, except shares and per share amounts)

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$144,928	$117,229	$64,916
Total net realized gains (losses)	(5,762)	(133)	1,072
Total net change in unrealized appreciation (depreciation)	14,434	16,375	(34,138)

Net increase (decrease) in net assets resulting from operations	153,600	133,471	31,850

Decrease in net assets resulting from stockholder distributions:
Shares distributed pursuant to dividend reinvestment plan	(45,692)	(18,706)	(10,199)
Distributions to stockholders	(99,739)	(95,971)	(53,634)

Net decrease in net assets resulting from stockholder distributions	(145,431)	(114,677)	(63,833)

Increase in net assets resulting from capital share transactions:
Issuance of shares of Common Stock pursuant to dividend reinvestment plan	45,692	18,706	10,199
Issuance of shares of Common Stock	206,214	136,737	293,400

Net increase in net assets resulting from capital share transactions	251,906	155,443	303,599

Total increase in net assets	260,075	174,237	271,616
Net assets, beginning of period	991,422	817,185	545,569
Net assets, end of period	$1,251,497	$991,422	$817,185
Net asset value per share	$19.85	$19.71	$19.32
Common stock outstanding at the end of the period	63,054,004	50,308,175	42,294,773

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022*
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$153,600	$133,471	$31,850
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Total net change in unrealized (appreciation) depreciation	(14,434)	(16,375)	34,138
Total net realized (gains) losses	5,762	133	(1,072)
Net amortization and accretion of premiums and discounts	(13,645)	(9,574)	(6,832)
Purchases of investments, net	(1,275,526)	(507,020)	(779,690)
Sales and repayments of investments, net	793,282	221,830	223,921
Amortization of deferred financing costs	2,438	2,401	2,178
Amortization of debt issuance costs	1,194	1,037	591
Changes in operating assets and liabilities:
Interest receivable	(2,031)	(2,289)	(10,628)
Dividend receivable	367	(366)	—
Unsettled trades receivable	(11,920)	(3,081)	(471)
Paydown receivable	(1,043)	510	(1,294)
Deferred offering expenses	(47)	(79)	(11)
Prepaid expenses and other assets	—	377	(416)
Base management fees payable	1,481	983	2,730
Organizational and offering expenses payable	—	—	(41)
Accounts payable and accrued expenses	(114)	166	92
Interest and financing fees payable	12,182	(6,871)	9,198
Unsettled trades payable	(931)	(544)	1,544
Net cash used in operating activities	(349,385)	(185,291)	(494,213)

Cash flows from financing activities:
Borrowings under revolving credit facilities	971,500	633,200	912,000
Payments on revolving credit facilities	(908,500)	(478,200)	(858,000)
Deferred financing costs	(7,380)	(2,536)	(2,987)
Borrowings under notes payable	200,000	—	225,000
Debt issuance costs	(2,579)	(100)	(2,871)
Distributions paid in cash	(99,739)	(95,971)	(53,634)
Proceeds from issuance of Common Stock	206,214	136,737	293,400
Net cash provided by financing activities	359,516	193,130	512,908

Net increase (decrease) in cash and cash equivalents	10,131	7,839	18,695
Cash and cash equivalents, beginning of period	41,629	33,791	15,096
Cash and cash equivalents, end of period	$51,760	$41,629	$33,791

Supplemental and Non-Cash Information
Cash paid during the year for interest	$78,650	$86,975	$22,366
Reinvestment of distributions during the year	$45,692	$18,706	$10,199
Non-Cash purchases of Investments	$—	$(4,914)	$—
Non-Cash proceeds from investments	$—	$4,914	$—
*	Prior period presentation was updated to conform with current period presentation by showing the breakout of amortization of deferred financing and debt issuance costs from new deferred financing and debt issuance costs.

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of December 31, 2024

(in thousands)

										Par			Percentage
			Reference Rate							Amount /		Fair	of Net
Portfolio Company 1 2 3 4	Type of Investment	Footnotes	and Spread					Interest Rate	Maturity [5]	Units	Cost [6]	Value	Assets [7]
Non-Controlled/Non-Affiliated Investments
Debt Investments – 195.9%
Capital Markets
Cliffwater, LLC	First Lien Term Loan	(10)	SOFR +	4.50	%,	0.75	% Floor	8.86%	10/7/2030	17,014	$16,680	$17,014	1.4%
Cliffwater, LLC	First Lien Revolving Loan	(9)	SOFR +	4.50	%,	0.75	% Floor	8.86%	10/7/2030	—	(47)	—	0.0%
NXGen Buyer, Inc.	First Lien Term Loan	(10)	SOFR +	4.75	%,	0.75	% Floor	9.11%	10/29/2027	14,877	14,705	14,707	1.2%
NXGen Buyer, Inc.	Second Lien Term Loan	(10)	SOFR +	8.00	%,	1.00	% Floor	12.36%	4/28/2028	1,250	1,206	1,236	0.1%
NXGen Buyer, Inc.	Second Lien Term Loan	(10)	SOFR +	8.00	%,	1.00	% Floor	12.36%	4/28/2028	2,500	2,500	2,471	0.2%
NXGen Buyer, Inc.	First Lien Revolving Loan	(9)	SOFR +	4.75	%,	0.75	% Floor	9.11%	10/29/2027	—	(3)	(4)	0.0%
Project K Buyerco, INC.	First Lien Term Loan	(10)	SOFR +	5.00	%,	0.75	% Floor	9.43%	12/10/2027	74,955	74,126	75,644	6.0%
Project K Buyerco, INC.	First Lien Revolving Loan	(9)	SOFR +	5.00	%,	0.75	% Floor	9.43%	12/10/2027	—	(76)	71	0.0%
Wharf Street Ratings Acquisition LLC	Unsecured Note		N/A					8.00%	12/8/2028	13,813	13,185	13,130	1.0%
Total Capital Markets											122,276	124,269

Consumer Finance
ACM ASOF VIII LCLUB LLC	First Lien Term Loan		N/A					13.00%	6/30/2030	14,065	13,995	13,995	1.1%
Exeter Short Term Funding LLC	First Lien Revolving Loan	(9)(10)	SOFR +	6.10	%,	2.00	% Floor	10.65%	2/9/2026	23,758	23,595	23,595	1.9%
Total Consumer Finance											37,590	37,590

Diversified Consumer Services
Harbor Purchaser, Inc.	Second Lien Term Loan	(8)(10)	SOFR +	8.50	%,	0.50	% Floor	12.86%	4/8/2030	12,500	12,306	12,438	1.0%
Houghton Mifflin Harcourt Co	First Lien Term Loan	(8)(10)	SOFR +	5.25	%,	0.50	% Floor	9.71%	4/9/2029	4,987	4,888	4,925	0.4%
Total Diversified Consumer Services											17,194	17,363

Financial Services
Advisor Group Holdings, Inc.	Unsecured Note	(8)(11)	N/A					10.75%	8/1/2027	826	809	852	0.1%
ALP CFO 2024, L.P.	Unsecured Note		N/A					10.04%	10/15/2036	11,355	11,355	11,355	0.9%
Beacon Pointe Harmony, LLC	First Lien Term Loan	(10)	SOFR +	4.75	%,	0.75	% Floor	9.11%	12/29/2028	23,228	22,925	23,228	1.9%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	4.75	%,	0.75	% Floor	9.49%	12/29/2028	11,061	10,831	11,061	0.9%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	4.75	%,	0.75	% Floor	9.49%	12/29/2028	11,194	11,116	11,194	0.9%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	4.75	%,	0.75	% Floor	9.20%	12/29/2028	2,603	2,552	2,603	0.2%
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	(9)	SOFR +	4.75	%,	0.75	% Floor	9.11%	12/29/2027	—	(30)	—	0.0%
Choreo Buyer LLC.	First Lien Term Loan	(10)	SOFR +	5.00	%,	1.00	% Floor	9.36%	2/18/2028	5,151	5,080	5,121	0.4%
Choreo Buyer LLC.	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.00	%,	1.00	% Floor	9.36%	3/20/2026	—	(102)	(92)	0.0%
Edelman Financial Center	Second Lien Term Loan	(8)(10)	SOFR +	5.25%				9.61%	10/6/2028	12,500	12,472	12,629	1.0%
HBWM Intermediate II, LLC	First Lien Term Loan	(10)	SOFR +	4.50	%,	0.75	% Floor	8.90%	11/17/2031	4,582	4,560	4,559	0.4%
HBWM Intermediate II, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	4.50	%,	0.75	% Floor	8.90%	11/16/2026	—	(14)	(27)	0.0%
HBWM Intermediate II, LLC	First Lien Revolving Loan	(9)(10)	SOFR +	4.50	%,	0.75	% Floor	8.88%	8/18/2031	82	72	77	0.0%
Ivy Hill Asset Management, L.P.	Unsecured Note		N/A					9.00%	6/29/2028	4,300	4,300	4,430	0.4%
LendingTree, Inc.	First Lien Term Loan	(10)	SOFR +	5.75	%,	1.50	% Floor	10.11%	3/27/2031	6,938	6,774	6,938	0.6%
LendingTree, Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.75	%,	1.50	% Floor	10.11%	3/27/2025	—	(41)	—	0.0%
MAI Capital Management Intermediate LLC	First Lien Term Loan	(10)	SOFR +	4.75	%,	0.75	% Floor	9.08%	8/29/2031	6,893	6,826	6,827	0.5%
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	4.75	%,	0.75	% Floor	9.08%	8/29/2031	1,289	1,264	1,251	0.1%
MAI Capital Management Intermediate LLC	First Lien Revolving Loan	(9)(10)	SOFR +	4.75	%,	0.75	% Floor	9.08%	8/29/2031	205	190	190	0.0%
Minotaur Acquisition, Inc.	First Lien Term Loan	(10)	SOFR +	5.00	%,	1.00	% Floor	9.36%	5/10/2030	20,356	19,976	20,187	1.6%
Minotaur Acquisition, Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.00	%,	1.00	% Floor	9.36%	5/11/2026	—	(31)	(28)	0.0%
Minotaur Acquisition, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.00	%,	1.00	% Floor	9.36%	5/10/2030	3,401	3,337	3,371	0.3%
Minotaur Acquisition, Inc.	First Lien Revolving Loan	(9)	SOFR +	5.00	%,	1.00	% Floor	9.36%	5/10/2030	—	(37)	(17)	0.0%
New Mountain Guardian IV Income Rated Feeder II, Ltd.	Unsecured Note	(9)(10)	SOFR +	8.40%				12.92%	4/3/2037	650	650	668	0.1%
New Mountain Guardian IV Rated Feeder III, Ltd.	Unsecured Note	(9)(10)	SOFR +	5.10%				9.43%	8/28/2037	1,132	1,132	1,164	0.1%
New Mountain Guardian IV Rated Feeder III, Ltd.	Unsecured Note	(9)(10)	SOFR +	7.50%				11.83%	8/28/2037	5,394	5,394	5,530	0.4%
New Mountain Guardian IV Rated Feeder III, Ltd.	Unsecured Note	(9)(10)	SOFR +	8.02%				12.35%	8/28/2037	3,943	3,884	4,040	0.3%
Nexus Buyer LLC	Second Lien Term Loan	(8)(10)	SOFR +	6.25%				10.71%	11/5/2029	19,998	20,007	20,012	1.6%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.00	%,	1.00	% Floor	9.50%	10/4/2027	21,739	21,549	21,487	1.7%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.00	%,	1.00	% Floor	9.57%	10/4/2027	2,430	2,404	2,402	0.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.00	%,	1.00	% Floor	9.57%	10/4/2027	2,435	2,383	2,407	0.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.00	%,	1.00	% Floor	9.57%	10/4/2027	25,650	25,564	25,352	2.0%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	5.00	%,	1.00	% Floor	9.50%	10/4/2027	14,255	14,006	14,025	1.1%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	(9)	SOFR +	5.00	%,	1.00	% Floor	9.57%	10/4/2027	—	(6)	(23)	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	(9)	SOFR +	5.00	%,	1.00	% Floor	9.50%	10/4/2027	—	(24)	(13)	0.0%
WEG Sub Intermediate Holdings, LLC	Unsecured Note		N/A					13.00%	5/26/2033	13,962	13,760	13,974	1.1%
Total Financial Services											234,887	236,734

										Par			Percentage
	Type of		Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3 4	Investment	Footnotes	and Spread					Rate	Maturity [5]	Units	Cost [6]	Fair Value	Assets [7]
Health Care Providers & Services
Acentra Holdings, LLC	First Lien Term Loan	(10)	SOFR +	5.50	%,	0.50	% Floor	9.83%	12/17/2029	14,856	14,362	14,654	1.2%
Acentra Holdings, LLC	First Lien Term Loan	(10)	SOFR +	5.50	%,	0.50	% Floor	9.83%	12/17/2029	2,876	2,837	2,837	0.2%
Acentra Holdings, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.50	%,	0.50	% Floor	9.83%	3/19/2026	—	(57)	(119)	0.0%
Acentra Holdings, LLC	First Lien Revolving Loan	(9)(10)	SOFR +	5.50	%,	0.50	% Floor	9.82%	12/17/2029	154	124	134	0.0%
Action Behavior Centers Therapy LLC	First Lien Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	9.84%	7/2/2031	33,786	33,294	33,502	2.7%
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	5.25	%,	0.75	% Floor	9.80%	7/2/2031	421	375	370	0.0%
Action Behavior Centers Therapy LLC	First Lien Revolving Loan	(9)	SOFR +	5.25	%,	0.75	% Floor	9.84%	7/2/2031	—	(43)	(26)	0.0%
Belmont Buyer, Inc.	First Lien Term Loan	(10)	SOFR +	5.25	%,	1.00	% Floor	9.88%	6/21/2029	16,450	16,267	16,204	1.3%
Belmont Buyer, Inc.	First Lien Term Loan	(10)	SOFR +	6.50	%,	1.00	% Floor	10.84%	6/21/2029	18,182	17,735	18,261	1.5%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR +	6.50	%,	1.00	% Floor	10.93%	6/21/2029	4,316	4,207	4,334	0.3%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.25	%,	1.00	% Floor	9.88%	1/26/2026	—	(29)	(63)	0.0%
Belmont Buyer, Inc.	First Lien Revolving Loan	(9)(10)	SOFR +	6.50	%,	1.00	% Floor	10.95%	6/21/2029	727	678	727	0.1%
Chartis Group, LLC	First Lien Term Loan	(10)	SOFR +	4.50	%,	0.75	% Floor	8.85%	9/17/2031	8,224	8,147	8,146	0.7%
Chartis Group, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	4.50	%,	0.75	% Floor	8.85%	9/17/2026	—	(12)	(24)	0.0%
Chartis Group, LLC	First Lien Revolving Loan	(9)	SOFR +	4.50	%,	0.75	% Floor	8.85%	9/17/2031	—	(12)	(12)	0.0%
Continental Buyer Inc.	First Lien Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	9.50%	4/2/2031	20,738	20,442	20,448	1.6%
Continental Buyer Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.25	%,	0.75	% Floor	9.50%	4/2/2026	—	(55)	(114)	0.0%
Continental Buyer Inc.	First Lien Revolving Loan	(9)	SOFR +	5.25	%,	0.75	% Floor	9.50%	4/2/2031	—	(41)	(43)	0.0%
CORA Health Holdings Corp.	First Lien Term Loan	(10)	SOFR +	5.75	%,	1.00	% Floor	10.74%	6/15/2027	14,300	14,204	13,201	1.1%
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.75	%,	1.00	% Floor	10.74%	6/15/2027	236	235	218	0.0%
Covetrus, Inc.	First Lien Term Loan	(8)(10)	SOFR +	5.00	%,	0.50	% Floor	9.33%	10/12/2029	8,258	7,887	7,965	0.6%
Kwol Acquisition Inc	First Lien Term Loan	(10)	SOFR +	4.75	%,	0.75	% Floor	9.08%	12/12/2029	2,403	2,397	2,395	0.2%
Kwol Acquisition Inc	First Lien Revolving Loan	(9)	SOFR +	4.75	%,	0.75	% Floor	9.08%	12/12/2029	—	(1)	(1)	0.0%
Giving Home Health Care	First Lien Term Loan	(10)	SOFR +	6.00	%,	1.00	% Floor	10.62%	4/26/2029	48,125	48,036	47,778	3.8%
MB2 Dental Solutions, LLC	First Lien Term Loan	(10)	SOFR +	5.50	%,	0.75	% Floor	9.86%	2/13/2031	54,392	53,908	54,681	4.4%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	5.50	%,	0.75	% Floor	9.86%	2/13/2031	2,289	2,267	2,349	0.2%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.50	%,	0.75	% Floor	10.02%	2/13/2031	4,645	4,613	4,670	0.4%
MB2 Dental Solutions, LLC	First Lien Revolving Loan	(9)	SOFR +	5.50	%,	0.75	% Floor	9.86%	2/13/2031	—	(20)	—	0.0%
Mirra-PrimeAccess Holdings, LLC	First Lien Term Loan	(10)	SOFR +	6.50	%,	1.00	% Floor	11.09%	7/29/2026	24,188	23,998	19,664	1.6%
Mirra-PrimeAccess Holdings, LLC	First Lien Revolving Loan	(9)(10)	SOFR +	6.50	%,	1.00	% Floor	11.09%	7/29/2026	2,055	1,995	1,543	0.1%
NextGen Healthcare	First Lien Term Loan	(10)	SOFR +	5.75	%,	0.75	% Floor	10.27%	11/11/2030	9,172	9,051	9,146	0.7%
NextGen Healthcare	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.75	%,	0.75	% Floor	10.27%	11/10/2025	—	(15)	(7)	0.0%
NextGen Healthcare	First Lien Revolving Loan	(9)	SOFR +	5.75	%,	0.75	% Floor	10.27%	11/9/2029	—	(11)	(2)	0.0%
One Call Corp	First Lien Term Loan	(8)(10)	SOFR +	5.50	%,	0.75	% Floor	10.39%	4/22/2027	16,373	15,703	15,881	1.3%
Project Ruby Ultimate Parent Corp.	Second Lien Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	9.72%	3/12/2029	15,000	14,927	14,925	1.2%
SpecialtyCare, Inc.	First Lien Term Loan	(10)	SOFR +	5.75	%,	1.00	% Floor	10.60%	6/19/2028	13,313	13,083	12,847	1.0%
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.75	%,	1.00	% Floor	10.66%	6/19/2028	104	103	100	0.0%
SpecialtyCare, Inc.	First Lien Revolving Loan	(9)(10)	SOFR +	4.00%				8.67%	6/18/2026	616	607	579	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Term Loan	(10)	SOFR +	4.75	%,	0.75	% Floor	9.08%	1/2/2029	23,826	23,591	23,826	1.9%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	4.75	%,	0.75	% Floor	9.08%	1/2/2029	697	644	696	0.1%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.00	%,	0.75	% Floor	9.33%	1/2/2029	5,348	5,300	5,348	0.4%
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	(9)	SOFR +	4.75	%,	0.75	% Floor	9.08%	12/29/2026	—	(21)	—	0.0%
Trinity Partners Holdings, LLC	First Lien Term Loan	(10)	SOFR +	5.50	%,	0.75	% Floor	9.96%	12/21/2028	26,795	26,559	26,795	2.1%
Trinity Partners Holdings, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.50	%,	0.75	% Floor	9.96%	6/21/2025	—	(66)	—	0.0%
TST Intermediate Holdings, LLC	First Lien Term Loan	(10)	SOFR +	5.50	%,	1.00	% Floor	10.19%	12/31/2028	15,885	15,826	15,647	1.3%
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	5.50	%,	1.00	% Floor	10.19%	12/31/2028	12,813	12,623	12,533	1.0%
TST Intermediate Holdings, LLC	First Lien Revolving Loan	(9)	SOFR +	5.50	%,	1.00	% Floor	10.19%	12/31/2028	—	(13)	(13)	0.0%
Vital Care Buyer LLC	First Lien Term Loan	(10)	SOFR +	4.50	%,	0.75	% Floor	8.83%	7/30/2031	6,626	6,561	6,563	0.5%
Vital Care Buyer LLC	First Lien Revolving Loan	(9)	SOFR +	4.50	%,	0.75	% Floor	8.83%	7/30/2031	—	(8)	(8)	0.0%
Total Health Care Providers & Services											422,182	418,535

Health Care Technology
Ellkay, LLC	First Lien Term Loan	(10)	SOFR +	7.50	%,	1.00	% Floor	12.55%	9/14/2027	28,377	27,987	24,608	2.0%
Ellkay, LLC	First Lien Revolving Loan	(9)	SOFR +	7.50	%,	1.00	% Floor	12.55%	9/14/2027	—	(28)	(288)	0.0%
Homecare Software Solutions LLC	First Lien Term Loan	(10)	SOFR +	5.55	%,	0.75	% Floor	9.93%	6/16/2031	11,782	11,672	11,670	0.9%
Homecare Software Solutions LLC	First Lien Term Loan	(10)	SOFR +	5.55	%,	0.75	% Floor	9.93%	6/16/2031	5,026	4,977	4,978	0.4%
Homecare Software Solutions LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.55	%,	0.75	% Floor	9.93%	6/16/2031	4,376	4,335	4,335	0.3%
Imagine Acquisitionco, LLC	First Lien Term Loan	(10)	SOFR +	5.00	%,	1.00	% Floor	9.59%	11/16/2027	28,071	27,857	28,071	2.2%
Imagine Acquisitionco, LLC	First Lien Revolving Loan	(9)(10)	SOFR +	5.00	%,	1.00	% Floor	9.55%	11/16/2027	232	198	232	0.0%
Total Health Care Technology											76,998	73,606

										Par			Percentage
	Type of		Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3 4	Investment	Footnotes	and Spread					Rate	Maturity [5]	Units	Cost [6]	Fair Value	Assets [7]

Insurance
Alkeme Intermediary Holdings, LLC	First Lien Term Loan	(10)	SOFR +	5.75	%,	1.00	% Floor	10.11%	10/28/2026	11,638	11,493	11,490	0.9%
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	5.75	%,	1.00	% Floor	10.11%	10/28/2026	10,822	10,597	10,526	0.8%
Amerilife Holdings LLC	First Lien Term Loan	(10)	SOFR +	5.00	%,	0.75	% Floor	9.70%	8/31/2029	68,480	67,880	68,179	5.4%
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	5.00	%,	0.75	% Floor	9.70%	8/31/2029	4,476	4,374	4,435	0.4%
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.00	%,	0.75	% Floor	9.70%	8/31/2029	180	179	180	0.0%
Amerilife Holdings LLC	First Lien Revolving Loan	(9)	SOFR +	5.00	%,	0.75	% Floor	9.70%	8/31/2028	—	(64)	(30)	0.0%
AP Highlands Holdings, L.P.	Unsecured Note		N/A					9.25%	10/16/2028	4,965	4,918	4,915	0.4%
AP Highlands Co-Invest, L.P.	Unsecured Note		N/A					9.25%	10/16/2028	3,035	3,007	3,005	0.2%
Arden Insurance Services LLC	First Lien Term Loan	(10)	SOFR +	5.25	%,	1.00	% Floor	9.58%	11/27/2030	13,171	12,975	12,973	1.0%
Arden Insurance Services LLC	First Lien Revolving Loan	(9)(10)	SOFR +	5.25	%,	1.00	% Floor	9.58%	11/27/2030	366	339	338	0.0%
Ardonagh Finco B.V.	First Lien Term Loan	(10)	SOFR +	4.75	%,	0.50	% Floor	9.90%	2/18/2031	4,410	4,350	4,428	0.4%
ARMStrong Receivable Management	First Lien Term Loan	(10)	SOFR +	5.00	%,	1.00	% Floor	9.43%	10/5/2029	14,599	14,581	14,542	1.2%
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	5.00	%,	1.00	% Floor	9.69%	10/5/2029	392	390	387	0.0%
ARMStrong Receivable Management	First Lien Revolving Loan	(9)	SOFR +	5.00	%,	1.00	% Floor	9.43%	10/5/2029	—	—	(1)	0.0%
Babylon Buyer, Inc.	First Lien Term Loan	(10)	SOFR +	5.75	%,	0.75	% Floor	10.15%	3/8/2030	36,339	35,513	35,866	2.9%
Babylon Buyer, Inc.	First Lien Revolving Loan	(10)	SOFR +	5.75	%,	0.75	% Floor	10.13%	3/8/2030	1,479	1,447	1,459	0.1%
Captive Resources Midco, LLC	First Lien Term Loan	(10)	SOFR +	4.75	%,	0.75	% Floor	9.11%	7/2/2029	30,945	30,529	30,945	2.5%
Captive Resources Midco, LLC	First Lien Revolving Loan	(9)	SOFR +	4.75	%,	0.75	% Floor	9.11%	7/1/2028	—	(26)	—	0.0%
Euclid Transactional, LLC	First Lien Term Loan	(10)	SOFR +	5.50	%,	0.75	% Floor	11.27%	10/2/2028	71,561	70,575	71,561	5.7%
Foundation Risk Partners, Corp.	First Lien Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	9.58%	10/29/2030	4,569	4,569	4,526	0.4%
Foundation Risk Partners, Corp.	First Lien Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	9.58%	10/29/2030	41,751	40,640	41,359	3.3%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	5.25	%,	0.75	% Floor	9.58%	10/29/2030	4,877	4,809	4,787	0.4%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	9.58%	10/29/2030	5,657	5,657	5,604	0.4%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	9.58%	10/29/2030	19,512	19,092	19,329	1.5%
Foundation Risk Partners, Corp.	First Lien Revolving Loan	(9)	SOFR +	5.25	%,	0.75	% Floor	9.58%	10/29/2029	—	(193)	(41)	0.0%
Galway Borrower LLC	First Lien Term Loan	(10)	SOFR +	4.50	%,	0.75	% Floor	8.83%	9/29/2028	33,977	33,656	34,032	2.7%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	4.50	%,	0.75	% Floor	8.83%	9/29/2028	17,826	17,474	17,697	1.4%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	4.50	%,	0.75	% Floor	8.82%	9/29/2028	194	161	120	0.0%
Galway Borrower LLC	First Lien Revolving Loan	(9)(10)	SOFR +	4.50	%,	0.75	% Floor	8.82%	10/2/2028	253	244	253	0.0%
OneDigital Borrower LLC	Second Lien Term Loan	(8)(10)	SOFR +	5.25	%,	0.50	% Floor	9.61%	7/2/2032	20,000	19,903	19,956	1.6%
RSC Acquisition, Inc	First Lien Term Loan	(10)	SOFR +	4.75	%,	0.75	% Floor	9.34%	10/30/2029	5,940	5,940	5,912	0.5%
RSC Acquisition, Inc	First Lien Term Loan	(10)	SOFR +	4.75	%,	0.75	% Floor	9.34%	10/30/2029	2,243	2,243	2,232	0.2%
RSC Acquisition, Inc	First Lien Term Loan	(10)	SOFR +	4.75	%,	0.75	% Floor	9.08%	10/30/2029	4,297	4,298	4,277	0.3%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	(10)	SOFR +	4.75	%,	0.75	% Floor	9.26%	10/30/2029	21,358	21,358	21,257	1.7%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	(10)	SOFR +	4.75	%,	0.75	% Floor	9.26%	10/30/2029	15,911	15,911	15,836	1.3%
THG Acquisition, LLC	First Lien Term Loan	(10)	SOFR +	4.75%				9.11%	10/31/2031	26,229	25,969	25,967	2.1%
THG Acquisition, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	4.75%				9.11%	10/31/2026	—	(29)	(58)	0.0%
THG Acquisition, LLC	First Lien Revolving Loan	(9)(10)	SOFR +	4.75%				9.11%	10/31/2031	217	189	188	0.0%
Worldwide Insurance Network, LLC	First Lien Term Loan	(10)	SOFR +	5.00	%,	0.75	% Floor	10.22%	5/28/2030	24,100	23,761	23,761	1.9%
Worldwide Insurance Network, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	5.00	%,	0.75	% Floor	10.32%	5/28/2030	7,070	6,939	6,799	0.5%
Total Insurance											525,648	528,991

IT Services
Auctane Holdings, LLC	First Lien Term Loan	(10)	SOFR +	5.75	%,	0.75	% Floor	10.94%	10/5/2028	38,900	38,417	38,398	3.1%
Auctane Holdings, LLC	First Lien Term Loan	(10)	SOFR +	5.75	%,	0.75	% Floor	10.94%	10/5/2028	12,764	12,605	12,599	1.0%
Bottomline Technologies, Inc.	First Lien Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	9.61%	5/14/2029	76,421	75,327	75,650	6.0%
Bottomline Technologies, Inc.	First Lien Revolving Loan	(9)	SOFR +	5.25	%,	0.75	% Floor	9.61%	5/15/2028	—	(83)	(74)	0.0%
DCert Buyer, Inc.	Second Lien Term Loan	(8)(10)	SOFR +	7.00%				11.36%	2/19/2029	8,259	8,157	6,731	0.5%
DS Admiral Bidco LLC	First Lien Term Loan	(8)(10)	SOFR +	4.25%				8.61%	6/26/2031	4,988	4,789	4,863	0.4%
Evergreen Services Group PIK Holdco, LLC	Unsecured Note		N/A					13.75%	4/7/2031	7,071	6,923	6,965	0.6%
Evergreen Services Group PIK Holdco, LLC	Unsecured Note		N/A					13.75%	4/7/2031	3,883	3,800	3,825	0.3%
Helpsystems Holdings, Inc.	Second Lien Term Loan	(10)	SOFR +	6.75	%,	0.75	% Floor	11.44%	11/19/2027	10,000	10,000	8,100	0.6%
Lytx, Inc.	First Lien Term Loan	(10)	SOFR +	5.00	%,	1.00	% Floor	9.48%	2/28/2028	19,661	19,661	19,661	1.6%
Ministry Brands Holdings, LLC	First Lien Term Loan	(10)	SOFR +	5.50	%,	0.75	% Floor	9.96%	12/28/2028	17,170	17,061	16,966	1.4%
Ministry Brands Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.50	%,	0.75	% Floor	9.96%	12/28/2028	1,736	1,730	1,716	0.1%
Ministry Brands Holdings, LLC	First Lien Revolving Loan	(9)	SOFR +	5.50	%,	0.75	% Floor	9.96%	12/30/2027	—	(8)	(20)	0.0%
Total IT Services											198,379	195,380

										Par			Percentage
	Type of		Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3 4	Investment	Footnotes	and Spread					Rate	Maturity [5]	Units	Cost [6]	Fair Value	Assets [7]
Professional Services
Accordion Partners Holdings LLC	Unsecured Note		N/A					12.75%	11/15/2034	15,244	14,944	14,939	1.2%
Accordion Partners LLC	First Lien Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	9.58%	11/17/2031	32,723	32,504	32,396	2.6%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.25	%,	0.75	% Floor	9.58%	11/16/2026	—	(27)	(55)	0.0%
Accordion Partners LLC	First Lien Revolving Loan	(9)	SOFR +	5.25	%,	0.75	% Floor	9.58%	11/17/2031	—	(24)	(36)	0.0%
ALKU Intermediate Holdings, LLC	First Lien Term Loan	(10)	SOFR +	6.25	%,	0.75	% Floor	10.50%	5/23/2029	3,649	3,576	3,665	0.3%
ALKU Intermediate Holdings, LLC	First Lien Term Loan	(10)	SOFR +	5.50	%,	0.50	% Floor	9.75%	5/23/2029	403	396	396	0.0%
Aprio Advisory Group, LLC	First Lien Term Loan	(10)	SOFR +	4.75	%,	0.75	% Floor	9.32%	8/1/2031	20,251	20,053	20,059	1.6%
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	4.75	%,	0.75	% Floor	9.08%	8/1/2031	4,063	4,002	3,980	0.3%
Aprio Advisory Group, LLC	First Lien Revolving Loan	(9)(10)	SOFR +	4.75	%,	0.75	% Floor	9.32%	8/1/2031	1,409	1,367	1,367	0.1%
Baker Tilly Advisory Group, L.P.	First Lien Term Loan	(10)	SOFR +	4.75	%,	0.75	% Floor	9.11%	6/3/2031	18,134	17,876	17,871	1.4%
Baker Tilly Advisory Group, L.P.	First Lien Delayed Draw Term Loan	(9)	SOFR +	4.75	%,	0.75	% Floor	9.11%	6/3/2026	—	(23)	(40)	0.0%
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	(9)	SOFR +	4.75	%,	0.75	% Floor	9.11%	6/3/2030	—	(53)	(54)	0.0%
BDO USA, P.C.	First Lien Term Loan	(10)	SOFR +	5.00	%,	2.00	% Floor	9.52%	8/31/2028	13,365	13,144	13,311	1.1%
Cherry Bekaert Advisory LLC	First Lien Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	9.61%	6/30/2028	4,320	4,251	4,266	0.3%
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	5.25	%,	0.75	% Floor	9.61%	6/30/2028	4,984	4,894	4,913	0.4%
Explorer Investor, Inc	First Lien Term Loan	(10)	SOFR +	6.00	%,	0.50	% Floor	10.51%	6/28/2029	28,336	27,130	26,655	2.1%
IG Investments Holdings, LLC	First Lien Term Loan	(10)	SOFR +	5.00	%,	0.75	% Floor	9.57%	9/22/2028	47,083	46,543	46,782	3.7%
IG Investments Holdings, LLC	First Lien Revolving Loan	(9)	SOFR +	5.00	%,	0.75	% Floor	9.57%	9/22/2028	—	(51)	(22)	0.0%
KRIV Acquisition Inc.	First Lien Term Loan	(10)	SOFR +	5.75	%,	1.00	% Floor	10.11%	7/6/2029	13,837	13,837	13,833	1.1%
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.75	%,	1.00	% Floor	10.11%	9/25/2026	—	(118)	(7)	0.0%
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.75	%,	1.00	% Floor	10.11%	7/6/2029	1,670	1,670	1,669	0.1%
MBO Partners, Inc.	First Lien Term Loan	(10)	SOFR +	7.75	%,	1.00	% Floor	12.23%	5/23/2028	43,763	42,788	43,369	3.5%
MBO Partners, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR +	7.75	%,	1.00	% Floor	12.56%	5/23/2028	12,300	12,174	12,189	1.0%
OMNIA Partners LLC	Second Lien Term Loan	(10)	SOFR +	5.00%				9.62%	5/31/2032	10,000	9,952	10,157	0.8%
PAS Parent Inc.	First Lien Term Loan	(10)	SOFR +	4.75	%,	0.75	% Floor	9.11%	12/29/2028	1,861	1,861	1,844	0.1%
PAS Parent Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR +	4.75	%,	0.75	% Floor	9.11%	6/26/2026	—	(24)	(52)	0.0%
PAS Parent Inc.	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	4.75	%,	0.75	% Floor	9.11%	12/29/2028	7,481	7,343	7,399	0.6%
PAS Parent Inc.	First Lien Revolving Loan	(9)	SOFR +	4.75	%,	0.75	% Floor	9.11%	12/30/2027	—	(15)	(9)	0.0%
People 2.0, Inc.	First Lien Term Loan	(10)	SOFR +	7.50	%,	1.00	% Floor	11.83%	7/12/2028	44,476	43,862	43,533	3.5%
Petra Borrower, LLC	First Lien Term Loan	(10)	SOFR +	5.75	%,	1.00	% Floor	10.32%	11/15/2030	15,845	15,492	15,646	1.3%
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	5.75	%,	1.00	% Floor	10.19%	11/15/2030	2,947	2,847	2,870	0.2%
Petra Borrower, LLC	First Lien Revolving Loan	(9)	SOFR +	5.75	%,	1.00	% Floor	10.32%	11/15/2029	—	(51)	(31)	0.0%
More Cowbell II LLC	First Lien Term Loan	(10)	SOFR +	5.00	%,	0.75	% Floor	8.89%	9/2/2030	49,478	48,421	49,478	4.0%
More Cowbell II LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.00	%,	0.75	% Floor	8.89%	9/1/2025	—	(23)	—	0.0%
More Cowbell II LLC	First Lien Revolving Loan	(9)(10)	SOFR +	5.00	%,	0.75	% Floor	9.26%	9/3/2029	2,831	2,693	2,831	0.2%
Williams Marston, LLC	First Lien Term Loan	(10)	SOFR +	5.75	%,	1.00	% Floor	10.36%	8/25/2028	15,602	15,134	15,133	1.2%
Williams Marston, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.75	%,	1.00	% Floor	10.36%	8/25/2025	—	(32)	(77)	0.0%
Williams Marston, LLC	First Lien Revolving Loan	(9)	SOFR +	5.75	%,	1.00	% Floor	10.36%	8/25/2028	—	(41)	(67)	0.0%
Total Professional Services											408,272	410,101

Real Estate Management & Development
Accuserve Solutions, Inc.	First Lien Term Loan	(10)	SOFR +	5.25	%,	1.00	% Floor	10.03%	3/15/2030	64,629	64,189	63,679	5.1%
Accuserve Solutions, Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.25	%,	1.00	% Floor	10.03%	3/16/2026	—	(9)	(72)	0.0%
Accuserve Solutions, Inc.	First Lien Revolving Loan	(9)	SOFR +	5.25	%,	1.00	% Floor	10.03%	3/15/2030	—	—	(97)	0.0%
Freedom Mortgage Corp	Unsecured Note	(8)(11)	N/A					12.25%	10/1/2030	2,333	2,292	2,583	0.2%
Guardian Restoration Partners Buyers, LLC	First Lien Term Loan	(10)	SOFR +	4.75	%,	0.75	% Floor	9.08%	11/3/2031	8,229	8,128	8,126	0.6%
Guardian Restoration Partners Buyers, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	4.75	%,	0.75	% Floor	10.02%	11/3/2031	4,632	4,526	4,461	0.4%
Guardian Restoration Partners Buyers, LLC	First Lien Revolving Loan	(9)	SOFR +	4.75	%,	0.75	% Floor	9.08%	11/3/2031	—	(25)	(26)	0.0%
Southpaw AP Buyer, LLC	First Lien Term Loan	(10)	SOFR +	5.25	%,	1.00	% Floor	9.99%	3/2/2028	10,679	10,545	10,610	0.8%
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	5.25	%,	1.00	% Floor	9.76%	3/2/2028	607	600	601	0.0%
Southpaw AP Buyer, LLC	First Lien Revolving Loan	(9)	SOFR +	5.25	%,	1.00	% Floor	9.99%	3/2/2028	—	(12)	(6)	0.0%
Titan Home Improvement, LLC	First Lien Term Loan	(10)	SOFR +	5.75	%,	1.00	% Floor	10.26%	5/31/2030	24,497	24,037	24,031	1.9%
Titan Home Improvement, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.75	%,	1.00	% Floor	10.26%	6/2/2026	—	(42)	(87)	0.0%
Titan Home Improvement, LLC	First Lien Revolving Loan	(9)	SOFR +	5.75	%,	1.00	% Floor	10.26%	5/31/2030	—	(69)	(73)	0.0%
Total Real Estate Management & Development											114,160	113,730

Software
Anaplan Inc.	First Lien Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	9.58%	6/21/2029	20,672	20,364	20,672	1.7%
Anaplan Inc.	First Lien Revolving Loan	(9)	SOFR +	5.25	%,	0.75	% Floor	9.58%	6/21/2028	—	(18)	—	0.0%

										Par			Percentage
	Type of		Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3 [4]	Investment	Footnotes	and Spread					Rate	Maturity [5]	Units	Cost [6]	Fair Value	Assets [7]
Diligent Corporation	First Lien Term Loan	(10)	SOFR +	5.00	%,	0.75	% Floor	10.09%	8/6/2030	45,568	45,422	45,249	3.6%
Diligent Corporation	First Lien Term Loan	(10)	SOFR +	5.00	%,	0.75	% Floor	10.09%	8/6/2030	7,812	7,471	7,757	0.6%
Diligent Corporation	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.00	%,	0.75	% Floor	10.09%	4/30/2026	—	(28)	(29)	0.0%
Diligent Corporation	First Lien Revolving Loan	(9)	SOFR +	5.00	%,	0.75	% Floor	10.09%	8/6/2030	—	(55)	(42)	0.0%
Eclipse Buyer, Inc.	First Lien Term Loan	(10)	SOFR +	4.75	%,	0.50	% Floor	9.26%	9/8/2031	12,590	12,469	12,474	1.0%
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR +	4.75	%,	0.50	% Floor	9.26%	9/7/2026	—	(10)	(20)	0.0%
Eclipse Buyer, Inc.	First Lien Revolving Loan	(9)	SOFR +	4.75	%,	0.50	% Floor	9.26%	9/8/2031	—	(10)	(10)	0.0%
GovDelivery Holdings LLC	First Lien Term Loan	(10)	SOFR +	5.75	%,	0.75	% Floor	10.34%	1/17/2031	15,682	15,547	15,682	1.3%
GovDelivery Holdings LLC	First Lien Delayed Draw Term Loan	(10)	SOFR +	5.25	%,	0.75	% Floor	9.84%	1/17/2031	2,323	2,297	2,301	0.2%
GovDelivery Holdings LLC	First Lien Revolving Loan	(9)	SOFR +	5.75	%,	0.75	% Floor	10.34%	1/17/2031	—	(19)	—	0.0%
GS Acquisitionco, Inc.	First Lien Term Loan	(10)	SOFR +	5.25	%,	1.00	% Floor	9.58%	5/25/2028	39,247	39,131	39,247	3.1%
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	(9)(10)	SOFR +	5.25	%,	1.00	% Floor	9.58%	5/25/2028	316	310	316	0.0%
GS Acquisitionco, Inc.	First Lien Revolving Loan	(9)	SOFR +	5.25	%,	1.00	% Floor	9.58%	5/25/2028	—	(4)	—	0.0%
Hyland Software, Inc	First Lien Term Loan	(10)	SOFR +	6.00	%,	0.75	% Floor	10.36%	9/19/2030	25,048	24,723	24,980	2.0%
Hyland Software, Inc	First Lien Revolving Loan	(9)	SOFR +	6.00	%,	0.75	% Floor	10.36%	9/19/2029	—	(14)	(3)	0.0%
Mandolin Technology Intermediate Holdings, Inc.	Second Lien Term Loan	(10)	SOFR +	6.50	%,	1.00	% Floor	10.98%	7/30/2029	17,500	17,374	14,012	1.1%
Maverick 1 LLC	Second Lien Term Loan	(10)	SOFR +	6.75	%,	0.75	% Floor	11.49%	5/18/2029	9,000	8,968	8,739	0.7%
oneZero Financial Systems, LLC	First Lien Term Loan	(10)	SOFR +	5.00	%,	0.75	% Floor	9.59%	10/7/2031	26,923	26,658	26,654	2.1%
oneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR +	5.00	%,	0.75	% Floor	9.59%	10/7/2026	—	(23)	(47)	0.0%
oneZero Financial Systems, LLC	First Lien Revolving Loan	(9)	SOFR +	5.00	%,	0.75	% Floor	9.59%	10/7/2031	—	(33)	(34)	0.0%
Orion Advisor Solutions, Inc.	Second Lien Term Loan	(10)	SOFR +	7.50	%,	1.00	% Floor	12.09%	9/24/2028	16,623	16,535	16,573	1.3%
Orion Advisor Solutions, Inc.	Second Lien Delayed Draw Term Loan	(9)(10)	SOFR +	7.50	%,	1.00	% Floor	12.09%	9/24/2028	3,413	3,383	3,383	0.3%
Simplifi Holdings, Inc.	First Lien Term Loan	(10)	SOFR +	5.50	%,	0.75	% Floor	9.96%	10/1/2027	26,295	26,003	26,295	2.1%
Simplifi Holdings, Inc.	First Lien Revolving Loan	(9)	SOFR +	5.50	%,	0.75	% Floor	9.96%	10/1/2027	—	(20)	—	0.0%
Syntax Systems Limited	First Lien Term Loan	(10)	SOFR +	5.00	%,	0.75	% Floor	9.58%	10/30/2028	541	536	542	0.0%
Syntax Systems Limited	First Lien Term Loan	(10)	SOFR +	5.00	%,	0.75	% Floor	9.46%	10/30/2028	10,480	10,417	10,480	0.8%
Tamarack Intermediate, L.L.C.	First Lien Term Loan	(10)	SOFR +	5.75	%,	0.75	% Floor	10.30%	3/13/2028	20,947	20,698	20,700	1.7%
Tamarack Intermediate, L.L.C.	First Lien Revolving Loan	(9)	SOFR +	5.75	%,	0.75	% Floor	10.30%	3/13/2028	—	(37)	(41)	0.0%
Total Software											298,035	295,830	—

Total Debt Investments											2,455,621	2,452,129	—

				Par			Percentage
	Type of	Interest		Amount			of Net
Portfolio Company 1 2 3	Investment	Rate	Acquisition Date	/ Units	Cost [4]	Fair Value	Assets [5]
Preferred Equity - 2.9%
Health Care Technology
Imagine Acquisitionco, LLC	Preferred Equity	N/A	11/16/2021	2,000	2,000	3,140	0.3%
Total Health Care Technology					2,000	3,140	—

Insurance
Galway Borrower, LLC	Preferred Equity	14.00%	4/28/2023	12,601	12,370	12,679	1.0%
RSC Topco, Inc.	Preferred Equity	13.25%	8/14/2023	6,004	5,873	5,968	0.5%
Total Insurance					18,243	18,647	—

Software
Eclipse Buyer, Inc.	Preferred Equity	12.50%	9/6/2024	3,490	3,422	3,423	0.3%
GT Polaris Holdings, Inc	Preferred Equity	12.50%	6/6/2022	11,304	11,168	11,016	0.9%
Total Software					14,590	14,439	—

Total Preferred Equity Investments					34,833	36,226	—

Common Equity and Warrants - 1.3%
Capital Markets
Resolute Investment Managers, Inc.	Equity	N/A	12/29/2023	55	1,236	1,276	0.1%
Total Capital Markets					1,236	1,276	—

Health Care Providers & Services
New Giving Acquisition, Inc.	Equity	N/A	8/19/2022	2	—	998	0.1%
Total Health Care Providers & Services					—	998

Professional Services
THL Fund IX Investors (Plymouth), L.P.[12]	Equity	N/A	9/1/2023	3,732	3,732	4,191	0.3%
Total Professional Services					3,732	4,191

Real Estate Management & Development
ACC Ultimate Holdings, L.P.	Equity	N/A	5/8/2024	375	3,750	3,750	0.3%
Total Real Estate Management & Development					3,750	3,750

Software
Spirit RR Holdings, Inc.	Equity	N/A	9/19/2022	3,586	3,635	5,672	0.5%
Total Software					3,635	5,672	—

Total Common Equity and Warrants Investments					12,353	15,887	—

Total Non-Controlled/Non-Affiliated Investments					$2,502,807	$2,504,242	—
(1)	All of the Company’s investments are domiciled in the United States except for Ardonagh Finco B.V., New Mountain Guardian, and Syntax Systems Limited, which are domiciled in the United Kingdom, Bermuda, and Canada, respectively.
(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940 except for Ardonagh Finco B.V., New Mountain Guardian, Syntax Systems Limited, Exeter Short Term Funding LLC, and ALP CFO 2024, L.P.
(4)	As of December 31, 2024, all investments are pledged as collateral unless otherwise stated.
(5)	The date disclosed represents the expiration of the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(6)	Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(7)	Percentage is based on net assets of $1,251,497 as of December 31, 2024.
(8)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(9)	This investment has an unfunded commitment as of December 31, 2024. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(10)	The interest rate on this security is subject to the Secured Overnight Financing Rate, which at December 31, 2024 was 4.49%.
(11)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $3,435 or 0.3% of net assets as of December 31, 2024 and are considered restricted.
(12)	Investment measured at net asset value (“NAV”).

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of December 31, 2023

(in thousands)

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3 [4]	Investment	and Spread					Rate	Maturity [5]	Units	Cost [6]	Fair Value	Assets [7]
Non-Controlled/Non-Affiliated Investments
Debt Investments – 198.0%
Capital Markets
Project K BuyerCo, Inc.	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.46%	12/10/2027	75,727	$74,643	$75,864	7.7%
Project K BuyerCo, Inc.	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.46%	12/10/2027	-	(102)	14	0.0%
Project K BuyerCo, Inc.	Unsecured Note	N/A					10.00%	12/11/2028	13,813	13,059	12,531	1.3%
Resolute Investment Managers, Inc.	First Lien Term Loan	SOFR +	6.50	%,	1.00	% Floor [10]	12.11%	4/30/2027	3,403	3,403	3,403	0.3%
Total Capital Markets										91,003	91,812
Diversified Consumer Services
Harbor Purchaser, Inc.	Second Lien Term Loan	SOFR +	8.50	%,	0.50	% Floor [10]	13.86%	4/8/2030	12,500	12,280	11,838	1.2%
Total Diversified Consumer Services										12,280	11,838
Financial Services
Advisor Group Holdings, Inc. 8 11	Unsecured Note	N/A					10.75%	8/1/2027	826	803	836	0.1%
Beacon Pointe Harmony, LLC	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.86%	12/29/2028	28,493	28,047	28,493	2.9%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.86%	12/29/2028	11,175	10,894	11,175	1.1%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor 9 10	10.86%	12/29/2028	3,207	3,177	3,207	0.3%
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	SOFR +	5.50	%,	0.75	% Floor [9]	10.86%	12/29/2027	—	(40)	—	0.0%
Cliffwater, LLC	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.36%	10/7/2030	17,143	16,808	16,800	1.7%
Cliffwater, LLC	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.36%	10/7/2030	—	(55)	(57)	0.0%
Edelman Financial Center [8]	Second Lien Term Loan	SOFR +	6.75	% [10]			12.22%	7/20/2026	5,121	4,820	5,131	0.5%
GC Two Intermediate Holdings, Inc. 8 11	Unsecured Note	N/A					7.50%	4/1/2029	11,721	10,042	10,549	1.1%
Ivy Hill Asset Management, L.P.	Unsecured Note	N/A					9.00%	6/29/2028	4,300	4,300	4,300	0.4%
Millennium Trust Co., LLC [8]	First Lien Term Loan	SOFR +	4.75	%,	0.75	% Floor [10]	10.21%	3/27/2026	3,928	3,847	3,934	0.4%
More Cowbell II LLC	First Lien Term Loan	SOFR +	6.25	%,	0.75	% Floor [10]	11.73%	9/2/2030	49,978	48,774	49,350	5.0%
More Cowbell II LLC	First Lien Delayed Draw Term Loan	SOFR +	6.25	%,	0.75	% Floor [9]	11.73%	9/1/2025	—	(57)	(68)	0.0%
More Cowbell II LLC	First Lien Revolving Loan	SOFR +	6.25	%,	0.75	% Floor 9 10	11.64%	9/3/2029	1,307	1,140	1,218	0.1%
Petra Borrower, LLC	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.13%	11/15/2030	17,875	17,431	17,428	1.8%
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [9]	11.13%	5/15/2025	—	(85)	(172)	0.0%
Petra Borrower, LLC	First Lien Revolving Loan	SOFR +	5.75	%,	1.00	% Floor [9]	11.13%	11/15/2029	—	(67)	(69)	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.23%	10/4/2027	21,964	21,840	21,778	2.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.23%	10/4/2027	2,455	2,426	2,434	0.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.23%	10/4/2027	2,460	2,398	2,439	0.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor 9 10	11.23%	10/4/2027	21,937	21,897	21,717	2.2%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	SOFR +	5.75	%,	1.00	% Floor [9]	11.23%	10/4/2027	1,500	—	(13)	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	SOFR +	5.75	%,	1.00	% Floor [9]	11.23%	10/4/2027	(1,500)	(1)	(4)	0.0%
TA/WEG Intermediate Holdings, LLC	Unsecured Note	N/A					15.00%	5/26/2033	11,591	11,266	11,283	1.1%
Total Financial Services										209,605	211,689

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /		Fair	of Net
Portfolio Company 1 2 3 [4]	Investment	and Spread					Rate	Maturity	Units	Cost [4]	Value	Assets [7]
Health Care Providers & Services
Belmont Buyer, Inc.	First Lien Term Loan	SOFR +	6.50	%,	1.00	% Floor [10]	11.97%	6/21/2029	18,367	17,848	18,222	1.8%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR +	6.50	%,	1.00	% Floor 9 10	11.97%	6/21/2029	1,735	1,650	1,701	0.2%
Belmont Buyer, Inc.	First Lien Revolving Loan	SOFR +	6.50	%,	1.00	% Floor [9]	11.97%	6/21/2029	—	(60)	(17)	0.0%
CNSI Holdings, LLC	First Lien Term Loan	SOFR +	6.50	%,	0.50	% Floor [10]	11.85%	12/15/2028	15,008	14,595	14,718	1.5%
CNSI Holdings, LLC	First Lien Revolving Loan	SOFR +	6.50	%,	0.50	% Floor 9 10	11.85%	12/17/2027	528	489	500	0.1%
CORA Health Holdings Corp.	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.39%	6/15/2027	14,219	14,084	12,258	1.2%
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.39%	6/15/2027	238	237	205	0.0%
Giving Home Health Care	First Lien Term Loan	SOFR +	6.50	%,	1.00	% Floor [10]	11.95%	8/19/2027	32,480	32,627	32,805	3.3%
Giving Home Health Care	First Lien Revolving Loan	SOFR +	6.50	%,	1.00	% Floor [9]	11.95%	8/19/2027	—	—	—	0.0%
Giving Home Health Care	Second Lien Term Loan	N/A					12.50%	2/18/2028	4,500	4,433	4,499	0.5%
Kwol Acquisition Inc	First Lien Term Loan	SOFR +	6.25	%,	0.75	% Floor [10]	11.43%	12/12/2029	2,421	2,361	2,361	0.2%
Kwol Acquisition Inc	First Lien Revolving Loan	SOFR +	6.25	%,	0.75	% Floor 9 10	11.43%	12/12/2029	99	90	90	0.0%
MB2 Dental Solutions, LLC	First Lien Term Loan	SOFR +	6.00	%,	1.00	% Floor [10]	11.46%	1/29/2027	10,729	10,584	10,523	1.1%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [10]	11.46%	1/29/2027	3,869	3,848	3,794	0.4%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [10]	11.46%	1/29/2027	26,497	26,151	25,988	2.6%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [10]	11.46%	1/29/2027	4,948	4,872	4,853	0.5%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.50	%,	1.00	% Floor 9 10	11.96%	1/29/2027	6,774	6,526	6,713	0.7%
Mirra-PrimeAccess Holdings, LLC	First Lien Term Loan	SOFR +	6.50	%,	1.00	% Floor [10]	11.97%	7/29/2026	24,438	24,151	24,229	2.4%
Mirra-PrimeAccess Holdings, LLC	First Lien Revolving Loan	SOFR +	6.50	%,	1.00	% Floor 9 10	11.97%	7/29/2026	685	625	662	0.1%
NextGen Healthcare	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.37%	11/11/2030	9,241	9,105	9,103	0.9%
NextGen Healthcare	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.37%	11/10/2025	—	(17)	(36)	0.0%
NextGen Healthcare	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.37%	11/9/2029	—	(13)	(13)	0.0%
SpecialtyCare, Inc.	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.41%	6/19/2028	13,451	13,166	12,336	1.2%
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.41%	6/19/2028	105	104	96	0.0%
SpecialtyCare, Inc.	First Lien Revolving Loan	SOFR +	4.00	% [9] [10]			9.46%	6/18/2026	149	133	61	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.20%	1/2/2029	24,071	23,792	23,558	2.4%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor 9 10	11.20%	1/2/2029	5,402	5,330	5,254	0.5%
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	SOFR +	5.75	%,	0.75	% Floor [9]	11.20%	12/29/2026	—	(31)	(75)	0.0%
Trinity Partners Holdings LLC	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	11.03%	12/21/2028	27,071	26,722	27,071	2.7%
Trinity Partners Holdings LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor [9]	11.03%	6/21/2025	—	(44)	—	0.0%
TST Intermediate Holdings, LLC	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.03%	11/27/2026	12,231	12,114	11,902	1.2%
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% Floor 9 10	11.20%	11/27/2026	6,674	6,647	6,339	0.6%
Total Health Care Providers & Services										262,119	259,700

Health Care Technology
Ellkay, LLC	First Lien Term Loan	SOFR +	6.25	%,	1.00	% Floor [10]	11.78%	9/14/2027	28,239	27,865	23,496	2.4%
Ellkay, LLC	First Lien Revolving Loan	SOFR +	6.25	%,	1.00	% Floor [9]	11.78%	9/14/2027	—	(45)	(606)	(0.1)%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3 4	Investment	and Spread					Rate	Maturity	Units	Cost [6]	Fair Value	Assets [7]
FINThrive Software Intermediate Holdings, Inc.	Second Lien Term Loan	SOFR +	6.75	%,	0.50	% Floor [10]	12.22%	12/17/2029	21,519	21,118	17,011	1.7%
GraphPAD Software, LLC	First Lien Term Loan	SOFR +	5.50	%,	1.00	% Floor [10]	11.22%	4/27/2027	4,090	4,063	4,031	0.4%
GraphPAD Software, LLC	First Lien Term Loan	SOFR +	5.50	%,	1.00	% Floor [10]	11.22%	4/27/2027	19,600	19,468	19,318	1.9%
GraphPAD Software, LLC	First Lien Term Loan	SOFR +	5.50	%,	1.00	% Floor [10]	11.19%	4/27/2027	17,063	16,964	16,817	1.7%
GraphPAD Software, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	1.00	% Floor [10]	11.19%	4/27/2027	11,000	10,931	10,841	1.1%
GraphPAD Software, LLC	First Lien Revolving Loan	ABR+	5.00	%,	1.00	% Floor 9 12	13.50%	4/27/2027	1,250	1,236	1,214	0.1%
Imagine Acquisitionco, LLC	First Lien Term Loan	SOFR +	5.25	%,	1.00	% Floor [10]	10.74%	11/16/2027	28,360	28,074	28,360	2.9%
Imagine Acquisitionco, LLC	First Lien Revolving Loan	SOFR +	5.25	%,	1.00	% Floor [9]	10.74%	11/16/2027	—	(45)	—	0.0%
Total Health Care Technology										129,629	120,482

									Par			Percentage of
	Type of	Reference Rate					Interest		Amount /			Net
Portfolio Company 1 2 3 4	Investment	and Spread					Rate	Maturity	Units	Cost [6]	Fair Value	Assets [7]
Insurance
Accuserve	First Lien Term Loan	SOFR +	7.38	% [10]			12.80%	8/13/2029	27,310	26,708	27,006	2.7%
Accuserve	First Lien Delayed Draw Term Loan	SOFR +	7.38	% [9]			12.80%	8/13/2024	—	(32)	(30)	0.0%
AmeriLife Group LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.14%	8/31/2029	41,760	41,053	41,038	4.1%
AmeriLife Group LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor 9 10	11.14%	8/31/2029	8,703	8,534	8,521	0.9%
AmeriLife Group LLC	First Lien Revolving Loan	SOFR +	5.75	%,	0.75	% Floor [9]	11.14%	8/31/2028	—	(82)	(91)	0.0%
ARMStrong Receivable Management	First Lien Term Loan	SOFR +	6.25	%,	1.00	% Floor [10]	11.70%	10/5/2029	14,746	14,530	14,525	1.5%
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	SOFR +	6.25	%,	1.00	% Floor [9]	11.70%	10/6/2025	—	(36)	(74)	0.0%
ARMStrong Receivable Management	First Lien Revolving Loan	SOFR +	6.25	%,	1.00	% Floor [9]	11.70%	10/5/2029	—	(4)	(4)	0.0%
Captive Resources Midco, LLC	First Lien Term Loan	SOFR +	5.25	%,	0.75	% Floor [10]	11.11%	6/29/2029	31,030	30,539	30,720	3.1%
Captive Resources Midco, LLC	First Lien Revolving Loan	SOFR +	5.25	%,	0.75	% Floor [9]	11.11%	7/1/2028	—	(33)	(22)	0.0%
Euclid Transactional, LLC	First Lien Term Loan	SOFR +	6.80	% [10]			12.27%	10/2/2028	71,741	70,556	71,748	7.2%
Foundation Risk Partners, Corp.	First Lien Term Loan	SOFR +	6.75	%,	0.75	% Floor [10]	12.20%	10/27/2028	38,669	37,342	39,029	3.9%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	SOFR +	6.75	%,	0.75	% Floor [10]	12.20%	10/27/2028	18,072	17,937	18,240	1.8%
Galway Borrower, LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.10%	9/29/2028	13,930	13,674	13,884	1.4%
Galway Borrower, LLC	First Lien Term Loan	SOFR +	5.25	%,	0.75	% Floor [10]	10.70%	9/29/2028	64,368	63,851	62,939	6.3%
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor [9]	11.10%	10/28/2024	—	(186)	(69)	0.0%
Galway Borrower, LLC	First Lien Revolving Loan	SOFR +	5.25	%,	0.75	% Floor [9]	10.70%	10/2/2028	—	(33)	(91)	0.0%
Harrington Reinsurance Holdings Limited [11]	Unsecured Note	N/A					7.25%	6/29/2031	20,000	19,674	20,219	2.0%
Neptune Flood Incorporated	First Lien Term Loan	SOFR +	6.25	%,	1.00	% Floor [10]	11.72%	5/8/2029	13,425	13,193	13,276	1.3%
Neptune Flood Incorporated	First Lien Revolving Loan	SOFR +	6.25	%,	1.00	% Floor [9]	11.72%	5/8/2029	—	(12)	(8)	0.0%
NFP Corp. 8 11	Unsecured Note	N/A					6.88%	8/15/2028	5,639	4,766	5,743	0.6%
OneDigital Borrower LLC	First Lien Term Loan	SOFR +	6.00	%,	0.50	% Floor [10]	11.36%	11/16/2027	18,599	18,432	18,404	1.9%
OneDigital Borrower LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	0.50	% Floor [9]	11.36%	9/16/2024	—	(144)	(103)	0.0%
RSC Acquisition, Inc	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	11.03%	11/1/2029	4,115	4,074	3,993	0.4%
RSC Acquisition, Inc	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	11.03%	11/1/2029	1,553	1,538	1,507	0.2%
RSC Acquisition, Inc	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	11.00%	11/1/2029	2,976	2,947	2,888	0.3%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	11.04%	11/1/2029	32,705	32,705	31,740	3.2%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	11.04%	11/1/2029	2,328	2,305	2,259	0.2%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.43%	11/1/2029	3,000	2,993	2,956	0.3%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	0.75	% Floor [9] [10]	11.43%	11/1/2029	1,337	958	1,033	0.1%
Total Insurance										427,747	431,176

IT Services
Auctane Holdings, LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.23%	10/5/2028	39,300	38,698	38,702	3.9%
Auctane Holdings, LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.23%	10/5/2028	12,895	12,697	12,699	1.3%
Bottomline Technologies, Inc.	First Lien Term Loan	SOFR +	5.25	%,	0.75	% Floor [10]	10.61%	5/14/2029	87,280	85,823	84,216	8.5%
Bottomline Technologies, Inc.	First Lien Revolving Loan	SOFR +	5.25	%,	0.75	% Floor [9]	10.61%	5/15/2028	—	(107)	(259)	0.0%
Dcert Buyer, Inc. [8]	Second Lien Term Loan	SOFR +	7.00	% [10]			12.36%	2/19/2029	10,203	10,077	9,335	0.9%
Ensono, Inc.	Second Lien Term Loan	SOFR +	8.00	% [10]			13.47%	5/28/2029	11,250	11,164	10,703	1.1%
Helpsystems Holdings, Inc.	Second Lien Term Loan	SOFR +	6.75	%,	0.75	% Floor [10]	12.35%	11/19/2027	10,000	10,000	9,191	0.9%
Ministry Brands Purchaser, LLC	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.96%	12/28/2028	17,346	17,212	16,722	1.7%
Ministry Brands Purchaser, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.96%	12/28/2028	1,754	1,745	1,691	0.2%
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	SOFR +	5.50	%,	0.75	% Floor 9 10	10.96%	12/30/2027	904	893	843	0.1%
Neptune BidCo US, Inc.	Second Lien Term Loan	SOFR +	9.75	%,	0.75	% Floor [10]	15.26%	10/11/2029	12,500	12,164	12,165	1.2%
Vision Solutions, Inc.	Second Lien Term Loan	SOFR +	7.25	%,	0.75	% Floor [10]	12.89%	4/23/2029	30,000	29,776	27,405	2.8%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3 4	Investment	and Spread					Rate	Maturity	Units	Cost [6]	Fair Value	Assets [7]
WWEX Uni Topco Holdings, LLC	Second Lien Term Loan	SOFR +	7.00	%,	0.75	% Floor [10]	12.61%	7/26/2029	20,000	19,489	18,272	1.8%
Total IT Services										249,631	241,685

Professional Services
Accordion Partners LLC	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.35%	8/29/2029	23,057	22,606	22,455	2.3%
Accordion Partners LLC	First Lien Term Loan	SOFR +	6.25	%,	0.75	% Floor [10]	11.63%	8/29/2029	2,024	1,967	2,015	0.2%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.38%	8/31/2028	2,536	2,484	2,470	0.2%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR +	6.25	%,	0.75	% Floor [10]	11.60%	8/29/2029	2,024	1,970	2,015	0.2%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR +	6.25	%,	0.75	% Floor 9 10	11.63%	8/31/2028	976	896	964	0.1%
Accordion Partners LLC	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.38%	8/31/2028	—	(36)	(8)	0.0%
ALKU Intermediate Holdings, LLC	First Lien Term Loan	SOFR +	6.25	%,	0.75	% Floor [10]	11.61%	5/23/2029	3,686	3,600	3,601	0.4%
Cherry Bekaert Advisory LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.11%	6/30/2028	4,364	4,279	4,277	0.4%
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor [9]	11.11%	6/30/2024	—	(54)	(113)	0.0%
Explorer Investor, Inc.	First Lien Term Loan	SOFR +	6.00	%,	0.50	% [10]	11.36%	6/28/2029	28,626	27,259	27,212	2.7%
Geosyntec Consultants, Inc.	First Lien Term Loan	SOFR +	5.25	%,	0.75	% [10]	10.61%	5/18/2029	10,337	10,185	9,983	1.0%
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	SOFR +	5.25	%,	0.75	% [9] [10]	10.61%	5/18/2029	2,192	2,145	2,042	0.2%
Geosyntec Consultants, Inc.	First Lien Revolving Loan	SOFR +	5.25	%,	0.75	% [9]	10.61%	5/18/2027	—	(22)	(55)	0.0%
IG Investments Holdings, LLC	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.48%	9/22/2028	63,481	62,538	63,005	6.4%
IG Investments Holdings, LLC	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.48%	9/22/2028	4,900	4,864	4,863	0.5%
IG Investments Holdings, LLC	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.48%	9/22/2027	—	(63)	(38)	0.0%
MBO Partners, Inc.	First Lien Term Loan	SOFR +	7.75	%,	1.00	% [10]	13.25%	5/23/2028	44,213	43,132	43,907	4.4%
MBO Partners, Inc.	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor [9]	13.25%	5/23/2028	12,425	12,181	12,340	1.2%
PAS Parent, Inc.	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	0.75	% Floor [9]	11.13%	12/15/2025	—	(90)	(180)	0.0%
PAS Parent, Inc.	First Lien Revolving Loan	SOFR +	5.75	%,	0.50	% [9]	11.13%	12/30/2027	—	(20)	(20)	0.0%
People 2.0, Inc.	First Lien Term Loan	SOFR +	7.50	%,	1.00	% [10]	12.85%	7/12/2028	44,931	44,193	44,199	4.5%
Williams Martson, LLC	First Lien Term Loan	SOFR +	5.75	%,	1.00	% [10]	11.24%	8/25/2028	15,762	15,289	15,373	1.6%
Williams Martson, LLC	First Lien Delayed Draw Term Loan	SOFR +	5.75	%,	1.00	% [9]	11.24%	8/26/2024	—	(40)	(63)	0.0%
Williams Martson, LLC	First Lien Revolving Loan	SOFR +	5.75	%,	1.00	% [9]	11.24%	8/25/2028	—	(52)	(55)	0.0%
Total Professional Services										259,211	260,189
Real Estate Management & Development
2-10 Holdco, Inc.	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.46%	3/26/2026	48,368	47,947	48,038	4.8%
2-10 Holdco, Inc.	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.46%	3/26/2026	—	(22)	(19)	0.0%
Freedom Mortgage Corp 8 11	Unsecured Note	N/A					12.25%	10/1/2030	2,333	2,288	2,551	0.3%
Total Real Estate Management & Development										50,213	50,570
Software
Anaplan, Inc.	First Lien Term Loan	SOFR +	6.50	%,	0.75	% Floor [10]	11.85%	6/21/2029	20,672	20,318	20,505	2.1%
Anaplan, Inc.	First Lien Revolving Loan	SOFR +	6.50	%,	0.75	% Floor [9]	11.85%	6/21/2028	—	(23)	(13)	0.0%

									Par			Percentage
	Type of	Reference Rate					Interest		Amount /			of Net
Portfolio Company 1 2 3 4	Investment	and Spread					Rate	Maturity	Units	Cost [6]	Fair Value	Assets [7]
Diligent Corporation	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.28%	8/4/2025	29,175	29,048	28,527	2.9%
Diligent Corporation	First Lien Term Loan	SOFR +	5.75	%,	1.00	% Floor [10]	11.28%	8/4/2025	9,725	9,683	9,509	1.0%
Diligent Corporation	First Lien Revolving Loan	SOFR +	6.25	%,	1.00	% Floor 9 10	11.71%	8/4/2025	2,700	2,682	2,625	0.3%
GovDelivery Holdings, LLC	First Lien Term Loan	SOFR +	5.50	%,	1.00	% Floor [10]	10.98%	1/29/2027	27,344	26,948	26,897	2.7%
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +	6.00	%,	1.00	% Floor [10]	11.48%	1/29/2027	33,573	33,141	33,024	3.3%
GovDelivery Holdings, LLC	First Lien Revolving Loan	SOFR +	6.50	%,	1.00	% Floor 9 10	11.95%	1/29/2027	504	485	473	0.0%
GS Acquisitionco, Inc.	First Lien Term Loan	SOFR +	5.50	%,	1.00	% Floor [10]	11.00%	5/22/2026	36,750	36,682	36,412	3.7%
Hyland Software, Inc.	First Lien Term Loan	SOFR +	6.00	%,	0.75	% Floor [10]	11.36%	9/19/2030	25,301	24,932	24,924	2.5%
Hyland Software, Inc.	First Lien Revolving Loan	SOFR +	6.00	%,	0.75	% Floor [9]	11.36%	9/19/2029	—	(17)	(18)	0.0%
Mandolin Technology Intermediate Holdings, Inc.	Second Lien Term Loan	SOFR +	6.50	%,	1.00	% Floor [10]	12.00%	7/30/2029	17,500	17,359	15,762	1.6%
Maverick 1 LLC	Second Lien Term Loan	SOFR +	6.75	%,	0.75	% Floor [10]	12.28%	5/18/2029	9,000	8,966	8,564	0.9%
Orion Advisor Solutions, Inc.	Second Lien Term Loan	SOFR +	8.50	%,	1.00	% Floor [10]	13.98%	9/24/2028	16,500	16,393	15,995	1.6%
Simplifi Holdings, Inc.	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.96%	10/1/2027	26,566	26,188	26,566	2.7%
Simplifi Holdings, Inc.	First Lien Revolving Loan	SOFR +	5.50	%,	0.75	% Floor 9 10	10.96%	10/1/2027	542	510	542	0.1%
Syntax Systems Limited	First Lien Term Loan	SOFR +	5.50	%,	0.75	% Floor [10]	10.96%	10/29/2028	10,598	10,520	10,588	1.1%
Syntax Systems Limited	First Lien Revolving Loan	SOFR +	5.50	%,	1.00	% Floor [10]	10.96%	10/29/2026	729	721	728	0.1%
Tamarack Intermediate LLC	First Lien Term Loan	SOFR +	5.75	%,	0.75	% Floor [10]	11.28%	3/13/2028	21,162	20,844	20,802	2.1%
Tamarack Intermediate LLC	First Lien Revolving Loan	SOFR +	5.75	%,	0.75	% Floor [9]	11.28%	3/13/2028	—	(49)	(60)	0.0%
Total Software										285,331	282,352

Total Debt Investments										1,976,769	1,961,493

					Par			Percentage
	Type of		Interest	Acquisition	Amount /			of Net
Portfolio Company 1 2 3	Investment		Rate	Date	Units	Cost [4]	Fair Value	Assets [5]
Preferred Equity - 2.8%
Health Care Technology
Imagine Acquisitionco, LLC	Equity	N/A	N/A	11/16/2021	2,000	2,000	2,634	0.3%
Total Health Care Technology						2,000	2,634

Insurance
Galway Borrower, LLC	Equity	N/A	14.00%	4/28/2023	10,615	10,334	10,455	1.1%
RSC Topco, Inc.	Equity	N/A	13.25%	8/14/2023	5,259	5,112	5,110	0.5%
Total Insurance						15,446	15,565

Software
GT Polaris Holdings, Inc	Equity	N/A	12.50%	6/6/2022	9,975	9,826	9,340	0.9%
Total Software						9,826	9,340

Total Preferred Equity Investments						27,272	27,539

Common Equity and Warrants - 1.1%
Capital Markets
Resolute Investment Managers, Inc.	Equity	N/A	N/A	12/29/2023	48	1,217	1,217	0.1%
Total Capital Markets						1,217	1,217	0.1%

Financial Services
THL Fund IX Investors (Plymouth), L.P.	Equity	N/A	N/A	9/1/2023	3,732	3,732	3,732	0.4%
Total Financial Services						3,732	3,732

Software
Spirit RR Holdings, Inc.	Equity	N/A	N/A	9/19/2022	3,586	3,635	4,574	0.5%
Total Software						3,635	4,574

Warrants – 0.1%
Health Care Providers & Services
Giving Home Health Care	Warrants	N/A	N/A	8/19/2022	3	—	1,070	0.1%
Total Health Care Providers & Services						—	1,070

Total Common Equity and Warrant Investments						8,584	10,593	1.1%

Total Non-Controlled/Non-Affiliated Investments						$2,012,625	$1,999,625
(1)	All of the Company’s investments are domiciled in the United States except for Harrington Reinsurance Holdings Limited and Syntax Systems Limited, which are domiciled in Bermuda and Canada, respectively.
(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	All investments are qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940 except for Harrington Reinsurance Holdings Limited and Syntax Systems Limited.
(4)	As of December 31, 2023, all investments are pledged as collateral unless otherwise stated.
(5)	The date disclosed represents the expiration of the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(6)	Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(7)	Percentage is based on net assets of $991,422,092 as of December 31, 2023.
(8)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(9)	This investment has an unfunded commitment as of December 31, 2023. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(10)	The interest rate on this security is subject to the Secured Overnight Financing Rate, which at December 31, 2023 was 5.38%.
(11)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $39,898,460 or 2.0% of net assets as of December 31, 2023 and are considered restricted.
(12)	The interest rate on this security is subject to the Alternate Base Rate, which at December 31, 2023 was 8.50%.

The accompanying notes are an integral part of these financial statements.

Stone Point Credit Corporation

Notes to Financial Statements

December 31, 2024

(in thousands, except share/per share data, percentages and as otherwise noted)

Note 1. Organization

Organization

Stone Point Credit Corporation (the “Company”) was formed as a Delaware limited liability company on September 8, 2020 with the name Stone Point Capital Credit LLC. The Company has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In connection with its election to be regulated as a BDC, the Company converted to a Delaware corporation, changed its name to Stone Point Credit Corporation, and commenced operations on December 21, 2020. In addition, for tax purposes, Stone Point Credit Corporation has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and the SPV. All intercompany balances and transactions have been eliminated in consolidation. All references made to the “Company, ” “we,” and “us” herein include Stone Point Credit Corporation and the consolidated SPV. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. The Company’s fiscal year ends on December 31. The functional currency of the Company is U.S. dollars.

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

	Year Ended	Year Ended	Year Ended
($ in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Fee Income	$2,395	$688	$374
Total revenue from contracts with customers	$2,395	$688	$374

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of each of December 31, 2024 and 2023, no investments were on non-accrual status.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. During the years ended December 31, 2024, 2023 and 2022 the Company earned $3,719, $1,422 and $600 of dividend income, respectively.

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

Income Taxes

The Company has elected to be treated, and intends to qualify annually, as a RIC under the Code. So long as the Company maintains its tax treatment as a RIC, it generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to common stockholders of the Company (“Stockholders”) as dividends. To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and is determined without regard to any deduction for dividends paid. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

The Company evaluates tax positions taken or expected to be taken while preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted later based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions from inception through December 31, 2024. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service and state tax authorities.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. During the year ended December 31, 2024, 2023, and 2022, the Company recorded $(5,762), $(133), and $1,072 of net realized gains (losses), respectively. During the years ended December 31, 2024, 2023 and 2022, the Company recorded $14,434, $16,375 and $(34,138) of unrealized appreciation (depreciation), respectively.

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

Consolidation

As provided under Regulation S-X and ASC Topic 946 - Financial Services - Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidates the accounts of the Company’s SPVs in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

Segment Reporting

In accordance with Topic 280 – Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

The Company’s investment objective is to generate both current income and capital appreciation through its investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chairman, president, chief financial officer and chief operating officer. The CODM assesses the performance and makes decisions of the Company on a consolidated basis primarily based on the Company’s net increase in stockholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of distributions to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820),” which clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. An entity that qualifies as an investment company under Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. The Company has adopted ASU 2022-03 and does not believe that it had a material effect on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This change is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment’s profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity’s segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM, clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures and providing new disclosure requirements for entities with a single reportable segment, among other new disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company has adopted ASU 2023-07 for the fiscal year 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 2200-40),” which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact of the guidance but does not expect it will have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, “Debt – Debt with Conversion and Other Options (Subtopic 470-20), which clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently assessing the impact of the guidance but does not expect it will have a material impact on its consolidated financial statements. Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

Base Management Fee

The Company pays to the Adviser an asset-based fee (the “Management Fee”) for management services in an amount equal to an annual rate of 1.30% of the average value of the Company’s gross assets (excluding cash and cash equivalents) as of the last day of the most recently completed calendar quarter and the last day of the immediately preceding calendar quarter payable quarterly in arrears. The Management Fee for any partial quarter is appropriately prorated based on the actual number of days elapsed during such partial quarter as a fraction of the number of days in the relevant calendar year. For the years ended December 31, 2024, 2023, and 2022, the Company incurred management fees of $30,071, $24,304 and $18,937 respectively. As of December 31, 2024 and 2023, the Company recorded base management fees payable of $8,013 and $6,532, respectively.

Incentive Fee

Beginning December 21, 2024, on the fourth anniversary of the date on which Stockholders are required to fund their initial drawdown (the “Incentive Commencement Date”), the Company will pay the Adviser an incentive fee (“Incentive Fee”) as set forth below. The Incentive Fee will consist of two parts. The first part (the “Investment Income Incentive Fee”) will be calculated and payable following the Incentive Commencement Date on a quarterly basis, in arrears, and will equal 15% of “pre-incentive fee net investment income” for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.75% (i.e., 7% annualized) measured on a quarterly basis. For purposes of computing the initial installment of the Investment Income Incentive Fee because the Incentive Commencement Date does not fall on the first day of a calendar quarter, then the initial payment of the

Investment Income Incentive Fee shall be payable for the period that commences on the Incentive Commencement Date through the last day of the first complete calendar quarter immediately following the Incentive Commencement Date (March 31, 2025) and, thereafter, at the end of each subsequent calendar quarter as described above. The second part (the “Capital Gains Incentive Fee”) will be an annual fee that will also commence with the period beginning on the Incentive Commencement Date and will be determined and payable following the Incentive Commencement Date, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 15% of realized capital gains, if any, determined on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date, beginning December 31, 2024) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees. Capital Gains Incentive Fee shall be payable for the period that commences on the Incentive Commencement Date through December 31, 2025. For the years ended December 31, 2024, 2023, and 2022, the Company did not incur any Incentive Fees.

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

For the years ended December 31, 2024, 2023, and 2022, the Company incurred $976, $1,328 and $973 of administrative overhead expenses that were included in the Consolidated Statements of Operations as professional fees, respectively. As of December 31, 2024 and 2023, $213 and $312, respectively, of administrative overhead expenses remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses. For both the years ended December 31, 2024 and 2023, the Administrator has not elected to waive charges that would have been eligible for reimbursement under the terms of the Administration Agreement. For the year ended December 31, 2022, the Administrator has elected to waive additional charges that would have otherwise been eligible for reimbursement under the terms of the Administration Agreement which are not subject to recoupment.

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

For the years ended December 31, 2024, 2023, and 2022, the Company incurred expenses for services provided by the Sub-Administrator and the Custodian of $1,864, $1,754 and $1,155 that were included on the Consolidated Statements of Operations as professional fees, respectively. As of December 31, 2024 and 2023, $470 and $313, respectively, remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

Transfer Agent Fees

The Company has entered into a transfer agent servicing agreement with U.S. Bank Global Fund Services (the “Transfer Agent”). For the years ended December 31, 2024, 2023, and 2022, the Company incurred expenses for services provided by the Transfer Agent of $44, $69 and $51 that were included on the Consolidated Statements of Operations as professional fees, respectively. As of December 31, 2024 and 2023, $11 and $26, respectively, remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

Affiliated Capital Market Entities

The Adviser is an affiliate of SPC Capital Markets LLC, a Delaware limited liability company (the “Affiliated Broker-Dealer”), which is registered as a broker-dealer with the SEC and a member of FINRA and the Securities Investor Protection Corporation (together with the other Stone Point affiliated entities that conduct financial services, loan origination, structuring, placement or other similar business as a broker, dealer, distributor, syndicator, arranger or originator of securities or loans, collectively the “Affiliated Capital Market Entities”). During the year ended December 31, 2024, the Company paid the Affiliated Broker-Dealer a fee of $750 for services provided by the Affiliated Broker-Dealer in connection with the closing of the 2029 Notes (as defined herein). The Company did not pay the Affiliated Broker - Dealer any fees during the year ended December 31, 2023. During the year ended December 31, 2022, the Company paid the Affiliated Broker - Dealer a fee of $1,125 for services provided by the Affiliated Broker-Dealer in connection with the closing of the 2025 Notes (as defined herein). The Affiliated Broker Dealer may receive fees from other investors and portfolio companies in which the Company invests but will not collect fees from the Company for its portfolio investments.

To the extent permitted by the 1940 Act, the Affiliated Capital Market Entities may, among other assignments, arrange, structure, and/or place equity and debt securities to be issued by portfolio companies of the Company on a best efforts or firm commitment basis. These placements may from time to time include structuring of offerings, and placement of securities in public offerings of securities issued by portfolio companies of the Company. The Affiliated Capital Market Entities may act as a firm commitment underwriter (co-manager only) in public and private offerings of securities issued by portfolio companies of the Company. In certain limited circumstances, the Company may have a conflict resulting from the foregoing arrangements. When the Affiliated Capital Market Entities serve as underwriter with respect to the securities of a portfolio company of the Company, the Company may be subject to a “lock-up” period following the offering under applicable regulations or agreements during which time its ability to sell any securities that it continues to hold is restricted. This restriction may prevent the Company from disposing of such securities at an opportune time. To the extent permitted by the 1940 Act, the Company may make investments from time to time in transactions where Affiliated Capital Market Entities act as agent, broker, principal, arranger or syndicate manager or member on the other side of the transaction or for other parties in the transaction. The consent of the Board may be required to enter into certain of the Company’s potential investments and the failure of the Board to grant such consent would prevent the Company from consummating such investments, which could adversely affect the Company.

Co-Investment Exemptive Relief

The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. On June 14, 2022, the SEC granted the Company exemptive relief (the “Order”) that permits the Company to co-invest alongside other funds managed by the Adviser or certain of its affiliates, if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the directors who are not “interested persons” of the Company, the Adviser of their respective affiliates as defined in Section 2(a)(19) of the 1940 Act (“Independent Directors”) make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and Stockholders and do not involve overreaching in respect of the Company or Stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of Stockholders and is consistent with the Company’s then-current investment objective and strategies. The Order provides that, in connection with any co-investment transaction, the Company may participate in any such co-investment transaction on terms that are same to those applicable to the other funds managed by, or certain entities affiliated with, the Adviser or certain of its affiliates. To the extent an investment by such other fund or entity, as applicable, in an applicable co-investment opportunity is based on favorable terms, the Company will benefit from investing in such co-investment opportunity based on such favorable terms. In addition, the Order provides that, in connection with any such co-investment transaction, the Company will receive its pro rata share of any transaction fees (including break-up, structuring, monitoring or commitment fees but excluding brokerage or underwriting compensation permitted by section 17(e) or 57(k) of the 1940 Act), in respect of such co-investment transaction, based on the Company’s relative share of the amount invested or committed, as applicable, in such transaction.

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

For the years ended December 31, 2024, 2023, and 2022, the Company incurred offering costs of $56, $97 and $116 that were included on the Consolidated Statements of Operations, respectively. As of both December 31, 2024 and 2023, $0 remained payable on the Consolidated Statements of Assets and Liabilities as offering costs payable.

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

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of December 31, 2024 and 2023, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

($ in thousands)		December 31, 2024	December 31, 2023
Portfolio Company	Type of Investment	Par	Par
2-10 Holdco, Inc.	First Lien Revolving Loan	$—	$2,778
Accordion Partners LLC	First Lien Delayed Draw Term Loan	5,454	2,075
Accordion Partners LLC	First Lien Revolving Loan	3,636	2,034
Accuserve	First Lien Delayed Draw Term Loan	4,876	2,690
Accuserve	First Lien Revolving Loan	6,573	—
Acentra Holdings, LLC	First Lien Revolving Loan	1,287	—
Acentra Holdings, LLC	First Lien Delayed Draw Term Loan	8,715	—
Action Behavior Centers Therapy LLC	First Lien Revolving Loan	3,071	—
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	5,722	—
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	12,511	—
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	4,753	1,768
AmeriLife Group LLC	First Lien Revolving Loan	6,891	5,273
Anaplan, Inc.	First Lien Revolving Loan	1,546	1,546
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	4,741	—
Aprio Advisory Group, LLC	First Lien Revolving Loan	2,994	—
Arden Insurance Services LLC	First Lien Revolving Loan	1,463	—
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	1,020	4,955
ARMStrong Receivable Management	First Lien Revolving Loan	299	299
Baker Tilly Advisory Group, L.P.	First Lien Delayed Draw Term Loan	2,736	—
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	3,835	—
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	9,390	9,874
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	3,000	3,000
Belmont Buyer, Inc.	First Lien Revolving Loan	1,453	2,180
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	4,235	2,616
Bottomline Technologies, Inc.	First Lien Revolving Loan	7,365	7,365
Captive Resources Midco, LLC	First Lien Revolving Loan	2,203	2,203
Chartis Group, LLC	First Lien Delayed Draw Term Loan	2,517	—
Chartis Group, LLC	First Lien Revolving Loan	1,259	—
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	638	5,625
Choreo Buyer, LLC	First Lien Delayed Draw Term Loan	15,560	—
Cliffwater, LLC	First Lien Revolving Loan	2,857	2,857
CNSI Holdings, LLC	First Lien Revolving Loan	—	912
Continental Buyer Inc.	First Lien Delayed Draw Term Loan	8,153	—
Continental Buyer Inc.	First Lien Revolving Loan	3,057	—
Diligent Corporation	First Lien Delayed Draw Term Loan	4,124	—
Diligent Corporation	First Lien Revolving Loan	5,997	2,300
Eclipse Buyer, Inc.	First Lien Revolving Loan	1,083	—
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	2,134	—
Ellkay, LLC	First Lien Revolving Loan	2,167	3,611
Exeter	First Lien Revolving Loan	8,797
Foundation Risk Partners, Corp.	First Lien Revolving Loan	4,407	—
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	4,686	—
Galway Borrower LLC	First Lien Delayed Draw Term Loan	10,596	21,000
Galway Borrower, LLC	First Lien Revolving Loan	2,767	4,098
GaphPAD Software, LLC	First Lien Revolving Loan	—	1,250
Geosyntec Consultants, Inc.	First Lien Delayed Draw Term Loan	—	2,187
Geosyntec Consultants, Inc.	First Lien Revolving Loan	—	1,609
Giving Home Health Care	First Lien Revolving Loan	—	3,125
GovDelivery Holdings, LLC	First Lien Revolving Loan	2,193	1,910
GS Acquisitionco, Inc.	First Lien Revolving Loan	1,080	—
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	1,109	—
Guardian Restoration Partners Buyers, LLC	First Lien Revolving Loan	2,057	—
Guardian Restoration Partners Buyers, LLC	First Lien Delayed Draw Term Loan	9,082	—
HBWM Intermediate II, LLC	First Lien Revolving Loan	1,017	—
HBWM Intermediate II, LLC	First Lien Delayed Draw Term Loan	5,498	—
Hyland Software, Inc	First Lien Revolving Loan	1,199	1,199
IG Investments Holdings, LLC	First Lien Revolving Loan	3,509	5,058
Imagine Acquisitionco, LLC	First Lien Revolving Loan	4,399	4,630
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	24,923	—
Kwol Acquisition Inc	First Lien Revolving Loan	329	230
LendingTree, Inc.	First Lien Delayed Draw Term Loan	3,000	—
MAI Capital Management Intermediate LLC	First Lien Revolving Loan	1,331	—
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	2,782	—
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	8,932	3,200
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	—	—

MB2 Dental Solutions, LLC	First Lien Revolving Loan	2,244	—
Ministry Brands Purchaser, LLC	First Lien Revolving Loan	1,695	791
Minotaur Acquisition, Inc.	First Lien Delayed Draw Term Loan	3,401	—
Minotaur Acquisition, Inc.	First Lien Revolving Loan	2,041	—
Mirra-Prime Access Holdings, LLC	First Lien Revolving Loan	685	2,055
More Cowbell II LLC	First Lien Delayed Draw Term Loan	5,444	5,444
More Cowbell II LLC	First Lien Revolving Loan	4,247	5,771
Neptune Flood Incorporated	First Lien Revolving Loan	—	750
New Mountain Capital LLC	Unsecured Notes	350	—
New Mountain Capital LLC	Unsecured Notes	557	—
New Mountain Capital LLC	Unsecured Notes	1,942	—
New Mountain Capital LLC	Unsecured Notes	2,657	—
OneDigital Borrower LLC	First Lien Delayed Draw Term Loan	—	9,771
Orion Advisor Solutions, LLC	Second Lien Delayed Draw Term Loan	6,524	—
NextGen Healthcare	First Lien Delayed Draw Term Loan	2,370	2,370
NextGen Healthcare	First Lien Revolving Loan	889	889
NXGen Buyer, Inc.	First Lien Revolving Loan	326	—
oneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	4,712	—
oneZero Financial Systems, LLC	First Lien Revolving Loan	3,365	—
PAS Parent Inc.	First Lien Delayed Draw Term Loan	1,476	9,000
PAS Parent Inc.	First Lien Revolving Loan	1,000	1,000
PAS Parent Inc.	First Lien Delayed Draw Term Loan	5,625	—
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	3,193	6,875
Petra Borrower, LLC	First Lien Revolving Loan	2,456	2,750
Project K BuyerCo, Inc.	First Lien Revolving Loan	7,727	7,727
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	—	19,663
Simplifi Holdings, Inc.	First Lien Revolving Loan	2,892	2,349
Syntax Systems Limited	First Lien Revolving Loan	—	459
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	260	—
Southpaw AP Buyer, LLC	First Lien Revolving Loan	868	—
SpecialtyCare, Inc.	First Lien Revolving Loan	446	914
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	3,500	3,500
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	6,300	1,545
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	2,000	2,000
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	5,602	3,941
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	1,135	—
Tamarack Intermediate, L.L.C.	First Lien Revolving Loan	3,516	3,516
THG Acquisition, LLC	First Lien Revolving Loan	2,706	—
THG Acquisition, LLC	First Lien Delayed Draw Term Loan	5,847	—
Titan Home Improvement, LLC	First Lien Delayed Draw Term Loan	4,605	—
Titan Home Improvement, LLC	First Lien Revolving Loan	3,837	—
Trinity Partners Holdings, LLC	First Lien Delayed Draw Term Loan	6,625	7,447
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	5,817	5,769
TST Intermediate Holdings, LLC	First Lien Revolving Loan	890	—
Vital Care Buyer LLC	First Lien Revolving Loan	874	—
Williams Martson, LLC	First Lien Delayed Draw Term Loan	2,554	2,554
Williams Martson, LLC	First Lien Revolving Loan	2,235	2,235
Worldwide Insurance Network, LLC	First Lien Delayed Draw Term Loan	12,174	—
Total Par.		$402,618	$226,542

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments as of each of December 31, 2024 and 2023. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

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

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in Section 61 of the 1940 Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of December 31, 2024 and 2023, the Company’s asset coverage ratios were 194% and 193%, respectively.

The following table shows the Company’s outstanding debt as of December 31, 2024 and 2023:

	December 31, 2024
	Aggregate			Net
	Principal	Outstanding	Amount	Carrying
($ in thousands)	Committed	Principal	Available (1)	Value (2)
Capital Call Facility	$65,000	$27,000	$38,000	$26,757
Revolving Credit Facility	850,000	680,000	170,000	671,821
Secured Credit Facility	300,000	200,000	100,000	197,076
2025 Notes	225,000	225,000	—	224,612
2029 Notes	200,000	200,000	—	197,660
Total	$1,640,000	$1,332,000	$308,000	$1,317,926

	December 31, 2023
	Aggregate			Net
	Principal	Outstanding	Amount	Carrying
($ in thousands)	Committed	Principal	Available (1)	Value (2)
Capital Call Facility	$85,000	$52,000	$33,000	$51,663
Revolving Credit Facility	750,000	666,000	84,000	661,933
Secured Credit Facility	300,000	126,000	174,000	124,000
2025 Notes	225,000	225,000	—	223,657
Total	$1,360,000	$1,069,000	$291,000	$1,061,253
(1)	The amount available may be subject to limitations related to the borrowing base under the Financing Facilities, outstanding letters of credit issued and asset coverage requirements.
(2)	As of December 31, 2024 and 2023, all of the Company’s outstanding debt was categorized as Level 3 within the fair value hierarchy.

Capital Call Facility

Effective as of December 29, 2020 (the “Initial Closing Date”), the Company entered into a revolving credit facility (as amended, the “Capital Call Facility”) by and among, inter alios, the Company as the initial borrower, the lenders from time-to-time party thereto (collectively, the “Lenders”) and Capital One, National Association, as the administrative agent (the “Administrative Agent”), sole lead arranger and a Lender. On December 27, 2022, the Company executed a letter agreement (the “Second Amendment”) to amend its revolving credit agreement (as amended, the “Revolving Credit Agreement”), by and among, inter alios, the Company as the borrower, the Lenders and Capital One, National Association, as the administrative agent, sole lead arranger and a Lender.

The Second Amendment, among other things, reduced the maximum borrowing capacity of the Company under the Capital Call Facility to $125 million from $200 million and changed the applicable margin for advances under the Capital Call Facility to SOFR plus 1.95% from SOFR plus 1.85%. The Second Amendment extended the scheduled maturity date of the loans under the Capital Call Facility from December 28, 2022 to December 27, 2023. The other material terms of the Capital Call Facility were unchanged.

On December 22, 2023, the Company amended the Capital Call Facility (the “Third Amendment”). The Third Amendment, among other things, extended the maturity date to December 27, 2024, reduced the maximum borrowing capacity of the Company under the Capital Call Facility to $85 million and increased the applicable margin for advances under the Capital Call Facility to SOFR plus 2.35% per annum from SOFR plus 1.95% per annum with respect to SOFR Loans (as defined in the Capital Call Facility) and to 1.35% per annum with respect to Reference Rate Loans (as defined in the Capital Call Facility). The other material terms of the Capital Call Facility were unchanged.

On December 27, 2024, the Company amended the Capital Call Facility (the “Fourth Amendment”). The Fourth Amendment, among other things, extended the maturity date to December 26, 2026, reduced the maximum borrowing capacity of the Company under the Capital Call Facility to $65 million, and bifurcated the unused fee such that if the average unused portion of the commitment of the Lenders during any calendar month is more than 50% of the amount of the commitment of the Lenders, the unused fee increased to .50% per annum multiplied by the daily unused portion of the commitment of the Lenders.

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

The maturity date is the earliest of: (a) December 26, 2025; (b) the date upon which the Administrative Agent declares the Company’s obligations under the Capital Call Facility (the “Obligations“) due and payable after the occurrence of an event of default under the Capital Call Facility; (c) 45 days prior to the termination of the Company’s Operative Documents (as defined in the Capital Call Facility); (d) 45 days prior to the date on which the Company’s ability to call capital commitments for the purpose of repaying the Obligations is terminated, and (e) the date upon which the Company terminates the commitments of the Lenders pursuant to Section 3.6 of the Capital Call Facility or otherwise.

The Capital Call Facility includes customary covenants as well as usual and customary events of default for revolving credit facilities of this nature.

As of each of December 31, 2024 and 2023, the carrying amount of the Company’s borrowings under the Capital Call Facility approximated their fair value. As of December 31, 2024 and 2023, unamortized financing costs of $243 and $337, respectively, are being deferred and amortized over the remaining term of the Capital Call Facility. As of December 31, 2024 and 2023, the Company had an outstanding balance of $27,000 and $52,000, respectively. As of December 31, 2024 and 2023 the Capital Call Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which result in outstanding balances totaling $26,757 and $51,663, respectively.

The following table shows additional information about the interest and financing costs related to the Capital Call Facility for the years ended December 31, 2024, 2023, and 2022:

	Year Ended	Year Ended	Year Ended
($ in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Interest expenses related to the Capital Call Facility	$2,666	$2,994	$2,927
Financing expenses related to the Capital Call Facility	354	454	556
Total interest and financing expenses related to the Capital Call Facility	$3,020	$3,448	$3,493

Revolving Credit Facility

On June 28, 2021, SPV I entered into a senior secured revolving credit facility (as amended, the “Revolving Credit Facility”) with JPMorgan Chase Bank, National Association (“JPM”). JPM serves as administrative agent and lender, U.S. Bank, National

Association, serves as collateral agent, securities intermediary and collateral administrator, and the Adviser serves as portfolio manager under the Revolving Credit Facility.

Advances under the Revolving Credit Facility bear interest at a per annum rate equal to: (a) for advances denominated in USD, Term SOFR (as defined in the Revolving Credit Facility), (b) for advances denominated in CAD, the average rate applicable to CAD bankers’ acceptances for a three-month period, (c) for advances denominated in GBP, the daily simple Sterling Overnight Index Average for each day, (d) for advances denominated in AUD, the three-month average bid reference rate administered by the Australian Financial Markets Association for Australian dollar bills, and (e) for advances denominated in Euros, the three-month Euro interbank offered rate, in each case, in effect, plus the applicable margin of 2.45% per annum (or, for advances denominated in GBP, 2.5693% per annum). SPV I paid and will pay, as applicable, a commitment fee of (x) initially, to but excluding September 28, 2021, 0.25% per annum, (y) from and including September 28, 2021 to but excluding the first anniversary of the Revolving Credit Facility, 0.50% per annum, and (z) from and including the first anniversary of the Revolving Credit Facility, 0.60% per annum, in each case, on the average daily unused amount of the financing commitments until the third anniversary of the Revolving Credit Facility.

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

As of each of December 31, 2024 and 2023, the carrying amount of the Company’s borrowings under the Revolving Credit Facility approximated its fair value. As of December 31, 2024 and 2023, unamortized financing costs of $8,179 and $4,067, respectively, are being deferred and amortized over the remaining term of the Revolving Credit Facility. As of December 31, 2024 and 2023, the Revolving Credit Facility had an outstanding balance of $680,000 and $666,000, respectively. As of December 31, 2024 and 2023, the Revolving Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $671,821 and $661,933, respectively.

The following table shows additional information about the interest and financing costs related to the Revolving Credit Facility for the years ended December 31, 2024, 2023, and 2022:

	Year Ended	Year Ended	Year Ended
($ in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Interest expenses related to the Revolving Credit Facility	$54,436	$54,030	$27,106
Financing expenses related to the Revolving Credit Facility	1,507	1,782	1,627
Total interest and financing expenses related to the Revolving Credit Facility	$55,943	$55,812	$28,733

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

As of each of December 31, 2024 and 2023, the carrying amount of the Company’s borrowings under the Secured Credit Facility approximated its fair value. As of December 31, 2024 and 2023, unamortized financing costs of $2,924 and $2,000 are being deferred and amortized over the remaining term of the Secured Credit Facility. As of December 31, 2024 and 2023, the Secured Credit Facility had an outstanding balance of $200,000 and $126,000, respectively. As of December 31, 2024 and 2023 the Secured Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $197,076 and $124,000, respectively.

The following table shows additional information about the interest and financing costs related to the Secured Credit Facility for the year ended December 31, 2024 and for the period ended from August 14, 2023 to December 31, 2023:

	Year Ended	Period from August 14, 2023 to
($ in thousands)	December 31, 2024	December 31, 2023
Interest expenses related to the Secured Credit Facility	$17,002	$3,782
Financing expenses related to the Secured Credit Facility	576	165
Total interest and financing expenses related to the Secured Credit Facility	$17,578	$3,947

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

As of each of December 31, 2024 and 2023, the carrying amount of the Company’s borrowings under the 2025 Notes approximated its fair value. For the years ended December 31, 2024 and 2023, unamortized debt issuance costs of $388 and $1,343, respectively, are being deferred and amortized over the remaining term of the 2025 Notes. For both the years ended December 31, 2024 and 2023, the 2025 Notes had an outstanding balance of $225,000. For the years ended December 31, 2024 and 2023, the 2025 Notes are presented in the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $224,612 and $223,657, respectively.

The following table shows additional information about the interest and financing costs related to the 2025 Notes for the years ended December 31, 2024 and 2023:

	Year Ended	Year Ended
($ in thousands)	December 31, 2024	December 31, 2023
Interest expenses related to the 2025 Notes	$13,118	$13,118
Financing expenses related to the 2025 Notes	1,055	1,037
Total interest and financing expenses related to the 2025 Notes	$14,173	$14,155

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

As of December 31, 2024 the carrying amount of the Company’s borrowings under the 2029 Notes approximated its fair value. As of December 31, 2024 unamortized debt issuance costs of $2,340 are being deferred and amortized over the remaining term of the 2029 Notes. As of December 31, 2024 the 2029 Notes had an outstanding balance of $200,000. The 2029 Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $197,660 as of December 31, 2024.

The following table shows additional information about the interest and financing costs related to the 2029 Notes for the year ended December 31, 2024:

For the period from
September 17, 2024 to
($ in thousands)	December 31, 2024
Interest expense related to the 2029 Notes	$3,611
Financing expenses related to the 2029 Notes	139
Total interest and financing expenses related to the 2029 Notes	$3,750

Note 7. Net Assets

Unregistered Sales of Equity Securities

For the years ended December 31, 2024, 2023, and 2022, the Company has completed the following share issuances:

(in thousands, except share information)	Number of Common	Aggregate
Common Stock Issuance Date	Stock Issued	Offering Price
December 31, 2024	81,918	$1,625
December 30, 2024(1)	565,762	11,223
September 27, 2024(1)	647,722	12,833
September 27, 2024	117,353	2,325
July 2, 2024	282,309	5,600
June 28, 2024	6,539,426	129,521
June 28, 2024(1)	634,347	12,564
April 2, 2024	126,843	250
March 28, 2024	3,402,804	66,893
March 26, 2024(1)	461,503	9,072
December 28, 2023	2,305,457	45,037
December 26, 2023(1)	264,628	5,169
September 29, 2023	2,578,558	49,900
September 27, 2023(1)	218,518	4,229
June 28, 2023	1,126,918	21,800
June 26, 2023(1)	2,522,293	4,881
April 3, 2023	56,599	1,094
March 29, 2023	980,749	18,906
March 27, 2023(1)	239,681	4,428
December 30, 2022	2,467,892	48,500
December 27, 2022(1)	186,283	3,666
September 28, 2022	5,000,901	99,900
September 26, 2022(1)	138,540	2,768
June 29, 2022	2,498,950	50,000
June 27, 2022(1)	100,633	2,013
March 29, 2022	1,986,561	40,000
March 25, 2022	2,734,196	55,000
March 24, 2022(1)	87,065	1,751
(1)	Shares were issued to stockholders participating in the Company’s DRIP.

For information related to the Company’s share issuances from its date of inception through December 31, 2021, see “Subscriptions and Drawdowns” under “Financial Condition, Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

All issuances of common stock are to be made at a price at least equal to the current net asset value, with such calculation to be carried out consistent with the Company’s valuation policies and procedures. For the year ended December 31, 2024, the Company issued 12,745,829 shares of Common Stock at an average price of $19.78 through private placement offerings and stockholders participating in the Company’s DRIP resulting in gross proceeds to the Company of $251,906. For the year ended December 31, 2023, the Company issued 8,013,401 shares of Common Stock at an average price of $19.40 through private placement offerings and stockholders participating in the Company’s DRIP resulting in gross proceeds to the Company of $155.4 million. For the year ended December 31, 2022, the Company issued 15,201,021 shares of Common Stock at an average price of $19.97 through private placement offerings and stockholders participating in the Company’s DRIP resulting in gross proceeds to the Company of $303.6 million. As of December 31, 2024 and 2023, the Company had 63,054,004 and 50,308,175 shares outstanding, respectively. As of December 31, 2024 and 2023, the Company has received capital commitments totaling $1,512.9 million and $1,282.1 million, respectively. As of December 31, 2024 and 2023, the Company has unfunded capital commitments of $336.6 million and $311.9 million, respectively.

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

Distributions

For the year ended December 31, 2024, the Company declared the following distributions.

($ in thousands, except per share information)		Distribution Rate per
Record Date	Payment Date	Share	Distribution Paid
December 27, 2024	December 31, 2024	$0.600	$37,444
September 26, 2024	September 27, 2024	$0.650	$40,067
June 26, 2024	June 28, 2024	$0.650	$35,220
March 25, 2024	March 26, 2024	$0.650	$32,700

For the year ended December 31, 2023, the Company declared the following distributions.

($ in thousands, except per share information)		Distribution Rate per
Record Date	Payment Date	Share	Distribution Paid
December 22, 2023	December 26, 2023	$0.670	$31,985
September 25, 2023	September 27, 2023	$0.655	$29,436
June 23, 2023	June 26, 2023	$0.640	$27,880
March 24, 2023	March 27, 2023	$0.600	$25,377

For the year ended December 31, 2022, the Company declared the following distributions.

($ in thousands, except per share information)		Distribution Rate per
Record Date	Payment Date	Share	Distribution Paid
December 23, 2022	December 27, 2022	$0.550	$21,802
September 23, 2022	September 26, 2022	$0.510	$17,596
June 24, 2022	June 27, 2022	$0.405	$12,970
March 23, 2022	March 24, 2022	$0.425	$11,515

Note 8. Investments

The following table presents the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2024 and 2023.

	December 31, 2024			December 31, 2023
			Percent of			Percent of
	Amortized	Fair	Total Portfolio		Fair	Total Portfolio
Investments:	Cost	Value	at Fair Value	Amortized Cost	Value	at Fair Value
First Lien Loans	$2,207,578	$2,209,392	88.2%	$1,732,531	$1,727,610	86.3%
Second Lien Loans	157,690	151,362	6.0	178,040	165,870	8.3
Unsecured Notes	90,353	91,375	3.7	66,198	68,012	3.4
Preferred Equity	34,833	36,226	1.5	27,272	27,540	1.4
Common Equity and Warrants	12,353	15,887	0.6	8,584	10,593	0.6
Total Investments	$2,502,807	$2,504,242	100.0%	$2,012,625	$1,999,625	100.0%

The geographic composition of investments based on fair value as of December 31, 2024 and 2023 as follows:

	December 31, 2024	December 31, 2023
U.S.	98.9%	98.4%
Non-U.S.	1.1	1.6
Total	100.0%	100.0%

The industry composition of investments based on fair value as of December 31, 2024 and 2023 was as follows:

	December 31, 2024	December 31, 2023
Capital Markets	5.0%	4.7%
Diversified Consumer Services	0.7	0.6
Financial Services	9.5	10.8
Health Care Providers & Services	16.8	13.0
Health Care Technology	3.1	6.2
Insurance	21.9	22.3
IT Services	7.8	12.1
Professional Services	16.5	13.0
Real Estate Management & Development	4.6	2.5
Software	12.6	14.8
Consumer Finance	1.5	0.0
Total	100.0%	100.0%

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

The Company applies the practical expedient provided by the ASC Topic 820 relating to investments in certain entities that calculate NAV per share (or its equivalent). ASC Topic 820 permits an entity holding investments in certain entities that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy as per ASC Topic 820.

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

The following table presents the fair value hierarchy as of December 31, 2024.

($ in thousands)	Fair Value Hierarchy as of December 31, 2024
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$33,634	$2,175,758	2,209,392
Second Lien Loans	—	71,766	79,596	151,362
Unsecured Notes	—	3,435	87,940	91,375
Preferred Equity	—	—	36,226	36,226
Common Equity & Warrants	—	—	11,696	11,696
Subtotal	$—	$108,835	2,391,216	2,500,051
Investments measured at NAV	$—	$—	—	4,191
Total investments at fair value	$—	$108,835	2,391,216	2,504,242

The following table presents the fair value hierarchy as of December 31, 2023.

($ in thousands)	Fair Value Hierarchy as of December 31, 2023
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$3,933	$1,723,677	$1,727,610
Second Lien Loans	—	14,466	151,404	165,870
Unsecured Notes	—	19,679	48,333	68,012
Preferred Equity	—	—	27,540	27,540
Common Equity & Warrants	—	—	10,593	10,593
Total investments at fair value	$—	$38,078	$1,961,547	$1,999,625

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the years ended December 31, 2024, 2023, and 2022:

($ in thousands)	First Lien	Second Lien	Unsecured	Preferred	Common Equity
Year Ended December 31, 2024	Loans	Loans	Notes	Equity	& Warrants	Total
Fair value, beginning of period	$1,723,677	$151,404	$48,333	$27,540	$10,593	$1,961,547
Purchases of investments	985,731	120,393	58,413	7,483	3,769	1,175,789
Proceeds from sales and principal payments	(552,507)	(158,593)	(19,641)	—	—	(730,741)
Realized gain (loss) on investments	6,348	(8,157)	—	—	—	(1,809)
Net change in unrealized appreciation/(depreciation)	5,627	6,061	656	1,125	1,066	14,535
Net accretion of discount and amortization of investments	6,880	251	180	79	—	7,390
Transfers into (out of) Level 3	—	(31,763)	—	—	(3,732)	(35,495)
Fair value, end of period	$2,175,756	$79,596	$87,941	$36,226	$11,696	$2,391,216

($ in thousands)	First Lien	Second Lien	Unsecured	Preferred	Common Equity
Year Ended December 31, 2023	Loans	Loans	Notes	Equity	& Warrants	Total
Fair value, beginning of period	$1,391,696	$149,314	$31,325	$9,925	$3,635	$1,585,895
Purchases of investments	452,849	—	16,558	16,594	5,217	491,218
Proceeds from sales and principal payments	(135,867)	(175)	—	—	(268)	(136,310)
Realized gain (loss) on investments	2,181	(670)	—	—	—	1,511
Net change in unrealized appreciation/(depreciation)	7,743	2,679	304	988	2,009	13,723
Net accretion of discount and amortization of investments	5,075	255	146	33	—	5,509
Transfers into (out of) Level 3	—	—	—	—	—	—
Fair value, end of period	$1,723,677	$151,404	$48,333	$27,540	$10,593	$1,961,547

($ in thousands)	First Lien	Second Lien	Unsecured	Preferred	Common Equity
Year Ended December 31, 2022	Loans	Loans	Notes	Equity	& Warrants	Total
Fair value, beginning of period	$1,011,840	$102,084	$20,000	$2,000	$—	$1,135,924
Purchases of investments	551,196	64,317	11,878	8,640	3,635	639,666
Proceeds from sales and principal payments	(161,001)	(15,043)	—	—	—	(176,044)
Realized gain (loss) on investments	63	154	—	—	—	217
Net change in unrealized appreciation/(depreciation)	(16,052)	(15,429)	(656)	(720)	—	(32,857)
Net accretion of discount and amortization of investments	5,650	211	103	5	—	5,969
Transfers into (out of) Level 3	—	13,020	—	—	—	13,020
Fair value, end of period	$1,391,696	$149,314	$31,325	$9,925	$3,635	$1,585,895

During the years ended December 31, 2024, there was one transfer out of Level 3 into Level 2 because of an increase in observable inputs and one transfer out of Level 3 as a result of utilizing NAV as a practical expedient. During the year ended December 31, 2023, there were no transfers into Level 3.During the year ended December 31, 2022, there was one transfer into Level 3 from Level 2 because of a decrease in unobservable inputs.

The following table presents the net change in unrealized appreciation (depreciation) for Level 3 investments that were still held at December 31, 2024, 2023, and 2022:

($ in thousands)	Year Ended	Year Ended	Year Ended
Net Change in Unrealized Appreciation (Depreciation)	December 31, 2024	December 31, 2023	December 31, 2022
First Lien Loans	$5,627	$7,743	$(16,052)
Second Lien Loans	6,061	2,679	(15,429)
Unsecured Notes	656	304	(656)
Preferred Equity	1,125	988	(720)
Common Equity & Warrants	1,066	2,009	—
Total	$14,535	$13,723	$(32,857)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2024. The weighted average range of unobservable inputs is based on the fair value of investments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Adviser’s determination of fair value.

($ in thousands)	December 31, 2024
Type of Investment	Fair Value	Valuation technique	Unobservable input	Range (weighted average)
First Lien Loans	$1,973,337	Discounted Cash Flow	Discount Rate	8.4% - 17.5% (10.1%)
First Lien Loans	181,212	Market Transaction	Market Transaction	98.5% - 99.5% (99.0%)
First Lien Loans	21,207	Recovery Analysis	Recovery Rate	6.5x
Second Lien Loan	64,671	Discounted Cash Flow	Discount Rate	9.0% - 21.2% (14.1%)
Second Lien Loan	14,925	Market Transaction	Market Transaction	99.5%
Unsecured Notes	53,726	Discounted Cash Flow	Discount Rate	8.0% - 16.1% (12.7%)
Unsecured Notes	34,215	Market Transaction	Market Transaction	98.0% - 100.0% (98.9%)
Preferred Equity	33,086	Discounted Cash Flow	Discount Rate	13.2% - 15.0% (14.4%)
Preferred Equity	3,140	Enterprise Value Analysis	EBITDA Multiple	20.5x
Equity	11,696	Enterprise Value Analysis	EBITDA Multiple	6.5x – 25.0x (18.3x)
Total	$2,391,216

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2023. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	December 31, 2023
Type of Investment	Fair Value	Valuation technique	Unobservable input	Range (weighted average)
First Lien Loans	$513,902	Discounted Cash Flow	Discount Rate	9.4% - 16.2% (11.0%)
First Lien Loans	1,209,775	Market Transaction	Market Transaction	95.1% - 101.0% (98.6%)
Second Lien Loan	151,404	Market Transaction	Market Transaction	79.1% - 100.0% (91.9%)
Unsecured Notes	20,219	Discounted Cash Flow	Discount Rate	10.6% - 10.6% (10.6%)
Unsecured Notes	28,114	Market Transaction	Market Transaction	90.7% - 100.0% (94.8%)
Preferred Equity	2,635	Discounted Cash Flow	Discount Rate	131.7%
Preferred Equity	24,905	Market Transaction	Market Transaction	93.6% - 98.5% (96.4%)
Common Equity	9,523	Market Transaction	Market Transaction	100.0% - 127.6% (113.2%)
Warrants	1,070	Market Transaction	Market Transaction	366.9%
Total	$1,961,547

Increases or decreases in unobservable inputs in isolation would result in a higher or lower fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. The methodology for the weighted average number of shares outstanding during the period utilizes the weighted average number of shares from December 31, 2022 through December 31, 2023, and December 31, 2023 through December 31, 2024. Other potentially dilutive common stock, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2024 and 2023, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common stock for the years ended December 31, 2024, 2023, and 2022:

	Year Ended	Year Ended	Year Ended
($ in thousands, except share and per share information)	December 31, 2024	December 31, 2023	December 31, 2022
Net increase in net assets resulting from operations	$153,600	$133,472	$31,850
Weighted average common shares of common stock outstanding—basic and diluted	57,255,840	44,712,958	33,466,524
Basic and diluted net increase in net assets resulting from operations per common share	$2.68	$2.99	$0.95

Note 11. Taxes

The Company has elected to be treated and intends to qualify annually as a RIC, to distribute substantially all of its income and to comply with the other requirements of the Code applicable to RICs. Accordingly, no provision for federal taxes is required. In addition, by distributing during each calendar year substantially all of its net investment income, net realized capital gains and certain other amounts, if any, the Company intends not to be subject to a material federal excise tax. The Company did not have any liabilities for uncertain tax positions or unrecognized tax benefits as of December 31, 2024.

For the year ended December 31, 2024, the Company had $5,012 of undistributed ordinary income, $5,895 of capital losses, $1,448 of net unrealized appreciation on investments and $(172) of other temporary differences. For the year ended December 31, 2023, the Company had $5,338 of undistributed ordinary income, $133 of capital losses, $12,999 of net unrealized depreciation on investments and $(188) of other temporary differences. For the year ended December 31, 2022, the Company had $2,655 of undistributed ordinary income, $29,375 of net unrealized depreciation on investments and $(204) of other temporary differences. Total distributions declared during the years ended December 31, 2024, December 31, 2023, and 2022 were comprised entirely of ordinary income.

During the years ended December 31, 2024, 2023, and 2022, the Company recorded a Return of Capital Statement of Position (“ROCSOP”) adjustment for permanent book to tax differences of $206, $147 and $118, respectively, primarily due to the differing book and tax treatment of offering costs and excise taxes.

As of December 31, 2024 and 2023, the tax cost of the Company’s investments approximates its amortized cost.

Note 12. Financial Highlights

The following per common stock data has been derived from information provided in the financial statements. The following is a schedule of financial highlights for the years ended December 31, 2024, 2023, 2022, 2021 and for the period from September 8, 2020 (inception) through December 31, 2020:

					For the Period
					September 8, 2020
	Year Ended	Year Ended	Year Ended	Year Ended	(inception) through
($ in thousands, except share and per share information)	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020
Per common stock operating performance:
Net asset value, beginning of year/period	$19.71	$19.32	$20.14	$19.39	$20.00
Results of operations:
Net investment income (loss) [1]	2.53	2.62	1.94	1.51	(0.61)
Net realized gains (losses) and unrealized appreciation (depreciation) [2]	0.15	0.34	(0.87)	0.20	—
Net increase (decrease) in net assets resulting from operations	2.68	2.96	1.07	1.71	(0.61)

Distributions to Common Stockholders
Distributions from earnings	(2.55)	(2.57)	(1.89)	(0.96)	—
Net decrease in net assets resulting from distributions	(2.55)	(2.57)	(1.89)	(0.96)	—
Net asset value, end of year/period	$19.85	$19.71	$19.32	$20.14	$19.39

Shares outstanding, end of year/period	63,054,004	50,308,175	42,294,773	27,093,753	1,250,050
Ratio/Supplemental data:
Net assets, end of year/period	$1,251,497	$991,422	$817,186	$545,569	$24,233
Weighted average shares outstanding	57,255,840	44,712,958	33,466,524	11,072,368	233,393 [3]
Total return [4]	14.34%	16.21%	5.35%	8.91%	(3.05)%
Portfolio turnover	34.89%	11.09%	13.26%	9.90%	— [5]
Ratio of operating expenses to average net assets [6]	11.44%	12.20%	9.37%	5.81%	15.79%
Ratio of net investment income (loss) to average net assets [6]	12.51%	13.14%	9.36%	6.34%	(15.01)%
1	The per common stock data was derived by using weighted average shares outstanding.
2	The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year/period does not agree with the change in the aggregate appreciation and depreciation in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
3	Calculated for the period November 17, 2020, the date of the first external issuance of shares, through December 31, 2020.
4	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share, assuming reinvestment of any distributions during the period. Total return is not annualized and does not include a sales load.
5	Portfolio turnover is not applicable.
6	The ratios reflect an annualized amount. Non-recurring expenses were not annualized. During the years ended December 31, 2024, 2023, 2022 and 2021 the Company incurred $56 , $97, $116 and $365 of Organizational and Offering Expenses, respectively. During the period from September 8, 2020 (inception) through December 31, 2020, the Company incurred $298 of Organizational and Offering expenses. Organizational and Offering Expenses were deemed to be non-recurring.

Note 13. Subsequent Events

Management has evaluated subsequent events and transactions for potential recognition and/or disclosure through the date the financial statements were issued. Except as set forth below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2024.

On March 3, 2025, (the “First Amendment Date”), SPV II entered into an amendment to its Secured Credit Facility which, among other things, reduces the spread to 2.00% per annum, extends the reinvestment period to three years after the First Amendment Date, and extends the maturity date to five years after the First Amendment Date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2024 (the end of the period covered by this report), our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2024.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Directors

Information regarding the board of directors is as follows:

			Expiration of
Name	Age	Position(s) Held	Term
Interested Directors
David J. Wermuth	56	Chairman	2026
Scott J. Bronner	41	President	2025
Independent Directors
Jennifer J. Burleigh	58	Director	2027
Scott E. Heberton	58	Director	2025
Peter E. Roth	66	Director	2026

The address for each director is c/o Stone Point Credit Corporation, 20 Horseneck Lane, Greenwich, Connecticut 06830.

Executive Officers Who Are Not Directors

Information regarding the Company’s current executive officers who are not directors is as follows:

Name	Age	Position(s) Held
Steven Henke	41	Chief Financial Officer and Treasurer
Brian J. Rooder	48	Chief Compliance Officer and Secretary

The address for each executive officer is c/o Stone Point Credit Corporation, 20 Horseneck Lane, Greenwich, Connecticut 06830.

Biographical Information

Interested Directors

David J. Wermuth Mr. Wermuth is the Chairman of the Board, Managing Director and General Counsel of the Adviser, Co-President, Chief Operating Officer and General Counsel Stone Point Capital, a member of the Investment Committees of the Adviser and the general partners of the Trident Funds, and a member of the Allocation Committee and Valuation Committee of the Adviser. Mr. Wermuth is also a member of Stone Point’s Risk and Compliance Committee and currently serves on the board of Stone Point Credit Income Fund. He joined the Stone Point platform in 1999 from Cleary, Gottlieb, Steen & Hamilton LLP, where from 1996 to 1999 he was a corporate attorney specializing in mergers and acquisitions. Prior to joining Cleary Gottlieb, Mr. Wermuth served as a law clerk to a federal judge of the U.S. Court of Appeals for the Ninth Circuit and as an auditor for KPMG Peat Marwick. Mr. Wermuth holds a B.A. from Yale University, an M.B.A. from the New York University Leonard N. Stern School of Business and a J.D. from Cornell Law School.

Scott J. Bronner is the President of the Company, Head of Stone Point Credit and Managing Director of Stone Point Capital, and a member of the Investment Committee, Allocation Committee and Valuation Committee of the Adviser. Mr. Bronner currently serves on the board of Stone Point Credit Income Fund. Prior to joining the Stone Point platform in 2009, Mr. Bronner was an Analyst in the Private Equity Division at Lehman Brothers Inc. Mr. Bronner holds a B.A. from Amherst College.

Independent Directors

Jennifer J. Burleigh, a retired partner of Debevoise & Plimpton (“Debevoise”), focused her legal practice on advising sponsors of private investment funds covering a broad array of strategies, including leveraged buyout, energy/infrastructure, real estate, mezzanine and distressed debt and equity. Ms. Burleigh had significant experience in emerging markets fund formation, including assisting emerging market-based sponsors in accessing international markets. Ms. Burleigh also advised with respect to asset manager spin-outs, strategic investments in private investment firms and the establishment of new investment firms. Ms. Burleigh joined Debevoise in 1994, becoming a partner in 2002. She retired from practice in 2014 and has devoted her time to non-profit work and writing fiction. Ms. Burleigh currently serves on the board of Stone Point Credit Income Fund and Concord Academy in Concord, Massachusetts. Ms. Burleigh received her B.A. with honors from Stanford University in 1989, and her J.D. in 1994 from Columbia Law School, where she was a Harlan Fiske Stone Scholar and a managing editor of the Columbia Law Review.

Scott E. Heberton currently serves as an Advisor to Lovell Minnick Partners, an Independent Trustee of Stone Point Credit Income Fund and a Board Member and Executive Chairman of Omni Healthcare Financial, LLC following his retirement from Wells Fargo Securities in 2019. During his tenure at Wells Fargo Securities, Mr. Heberton served for over 10 years as Head of FIG Investment Banking and Capital Markets. He was a member of the Investment Bank’s Operating Committee as well as the Investment Banking Commitment Committee and Advisory Committee. Mr. Heberton’s extensive career in Financial Services has been primarily focused on advisory work and capital raising for the industry verticals of Specialty Finance, Residential and Commercial Real Estate and Alternative Asset Management. Mr. Heberton earned his M.B.A. from The Fuqua School of Business at Duke University and holds a Bachelor of Arts degree in Economics from the University of Virginia.

Peter E. Roth is the Managing Partner of the Rothpoint Group LLC, a consulting firm specializing in the financial services industry. Mr. Roth is a Non-Executive Director and Senior Independent Director of the City of London Investment Group plc, a publicly traded (London Stock Exchange) asset management firm. He is also Chairman of the Audit Committee and a member of the Nominations and Remuneration Committees. Mr. Roth serves as an Independent Trustee of the Guggenheim Credit Income Fund (and related entities) and is Chairman of the Audit Committee and a Member of the Nomination and Governance and Independent Trustee Committees. He also serves on the board of Stone Point Credit Income Fund. In the non-profit sector, he serves on the Board of St. Mary’s Healthcare System for Children and is Chairman of the Finance Committee and a member of the Executive Committee. Prior to establishing Rothpoint, Mr. Roth had a 35 year plus career in the financial services industry. He was the head of investment banking at Fox, Pitt, Kelton Inc. for thirteen years and a member of the firm’s Operating Committee. At Keefe, Bruyette & Woods, he joined as the Head of Insurance Investment Banking and later became the Chief Executive Officer of KBW Asset Management, an SEC registered investment firm specializing in the financial services industry. He served on the firm’s Operating Committee and was a member of the Board of Directors of KBW, Inc. at the time of its initial public offering. Mr. Roth received a Bachelor of Arts degree from the University of Pennsylvania and Master’s of Business Administration from The Wharton School at the University of Pennsylvania.

Executive Officers Who are Not Directors

Steven Henke is the Chief Financial Officer and Treasurer of the Company and a Vice President of Stone Point Credit. Mr. Henke has been with Stone Point since 2020 and is a member of the Valuation Committee, the Risk and Compliance Committee and the Disclosure Controls Committee. Previously, Mr. Henke was a Controller at TriplePoint Capital and Medley Capital and an Audit Manager at Ernst & Young. Mr. Henke holds a B.S. in Accounting from Fordham University and is a Certified Public Accountant in New York.

Brian J. Rooder is the Chief Compliance Officer and Secretary of the Company and Chief Compliance Officer and Counsel at Stone Point Credit. Mr. Rooder joined Stone Point Credit in June 2024 from TPG Angelo Gordon where from 2018 to 2024, he was a Managing Director and Senior Compliance Counsel. Prior to joining TPG Angelo Gordon, Mr. Rooder was the Chief Compliance Officer & Associate General Counsel of Pretium Partners from 2017 to 2018. In addition, Mr. Rooder was an Associate at Ropes & Gray and Davis Polk. Mr. Rooder holds a B.A. from the State University of New York at Albany, and a J.D. from Fordham University School of Law.

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

Jacqueline M. Giammarco is the Chief Compliance Officer, Managing Director and Counsel of Stone Point Capital. She joined Stone Point in 2012 from MF Global where from 2007 to 2012, she was Senior Vice President and Assistant General Counsel. Prior to joining MF Global, Ms. Giammarco was a corporate partner at Katten Muchin Rosenman, joining the firm as an associate in the corporate department in 1997. Ms. Giammarco advised senior executives, boards of directors and in-house counsels on a variety of corporate legal matters. Ms. Giammarco holds a B.A. from Wilfrid Laurier University, an LL.B. from the University of Alberta Law School and an LL.M. in Corporate Law from the New York University School of Law.

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

Insider Trading Policy

The Company has adopted an Insider Trading Policy applicable to us, our officers and our directors that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of the Insider Trading Policy has been filed as an exhibit to this Annual Report on Form 10-K.

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

The following table sets forth compensation of the Company’s Independent Directors for the fiscal year ended December 31, 2024.

	Fees		All Other
Name	Earned (1)	Stock Awards (2)	Compensation	Total
Jennifer J. Burleigh	$112,500	—	—	112,500
Scott Heberton	$110,000	—	—	110,000
Peter E. Roth	$145,000	—	—	145,000
(1)	No compensation is paid to our directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act.
(2)	We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.

Timing of Grants of Options

The Company did not grant awards of stock options, stock appreciation rights or similar option-like instruments during fiscal year 2024. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 24, 2025, the beneficial ownership of each director and executive officer of the Company, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our address is 20 Horseneck Lane, Greenwich, Connecticut 06830.

Number of
Shares
	Owned	Percentage
Name and Address of Beneficial Owner	Beneficially (1)	of Class (2)(3)
Interested Directors
David J. Wermuth	—	—%
Scott J. Bronner	37,948	* %
Independent Directors
Jennifer J. Burleigh	—	—%
Scott E. Heberton	—	—%
Peter E. Roth	—	—%
Executive Officers
Steven Henke	5,119	* %
Brian J. Rooder	—	—%
All executive officers and directors as a group (seven persons)	43,067	* %
*	Represents less than 1%
(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.
(2)	Based on a total of 63,054,004 shares issued and outstanding on March 24, 2025.
(3)	As of March 24, 2025, the Company had 196 holders of its Common Stock.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of March 24, 2025. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

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

Allocation of Time, Services or Functions

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

Other Investment Activities

Among other personal investments (including real property and start-up venture opportunities), certain members of the Adviser hold certain passive investments, including investments in investment management firms (such investment management firms, referred to herein as the “Other Sponsors”). The Other Sponsors may target investment opportunities for their own behalf, or on behalf of investment funds and accounts for which they provide investment advisory services (collectively, “Other Sponsor Funds”), in various sectors and asset classes, including investment opportunities in the credit space. It is therefore possible that a particular investment opportunity could be identified by the Company and, separately, by one of the Other Sponsors for its own benefit or for the benefit of an Other Sponsor Fund that it advises. In addition, portfolio companies owned or managed by the Other Sponsors, Other Sponsor Funds or their respective affiliates may compete with, or hold conflicting interests in, potential or existing portfolio companies of the Company. In the event that any Other Sponsor is considered to be an “affiliate” of the Company under the 1940 Act, the Company’s participation in investment opportunities in which such Other Sponsors or Other Sponsor Funds also participate may be subject to restrictions similar to those discussed in “Co-investment with Third Parties” above, in which case any such transactions would need to be conducted pursuant to the terms of the Order. In situations when co-investment with Other Sponsor Funds is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the Order, the Adviser, Other Sponsors and/or their respective affiliates will need to decide which client or clients will proceed with the investment.

Compensation Arrangements

The Adviser and its affiliates, including the Company’s officers and some of its directors, may face conflicts of interest caused by compensation arrangements with the Company and its affiliates, which could result in increased risk-taking by the Company. The Adviser and its affiliates will receive fees from the Company in return for their services, which may include certain management and incentive fees based on the amount of income or capital appreciation of the Company’s investments. These fees could influence the advice provided to the Company. Generally, the more equity the Company sells and the greater the risk assumed by the Company with respect to its investments, the greater the potential for growth in the Company’s assets and profits, and, correlatively, the fees payable by the Company to the Adviser or its affiliates. These compensation arrangements could affect the Adviser’s or its affiliates’ judgment with respect to recommending offerings of equity or the incurrence of debt and investments made by the Company, which allow the Adviser or the affiliate to earn increased management fees.

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

As described in more detail below, the Incentive Fee payable by the Company to the Adviser or its affiliates may create an incentive for the Adviser or such affiliates to incur additional leverage and to make investments on the Company's behalf that are risky or more speculative than would be the case in the absence of such compensation arrangements. The way in which the Incentive Fee is determined may encourage the Adviser or the affiliates to use leverage to increase the leveraged return on the Company's investment portfolio.

Incentive Fees

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

The Adviser

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

Stone Point Funds

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

Minority Investor in Adviser

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

Material Non-Public Information

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

Conflicts of Interest Relating to Investments

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

Recommendations by the Adviser

The Adviser and its affiliates may give advice and recommend securities to other clients which may differ from advice given to, or securities recommended or bought for, the Company even though such other clients’ investment objectives may be similar to the Company’s, which could have an adverse effect on the Company’s business, financial condition and results of operations.

Potential Merger with or Purchase of Assets of Another Fund

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

Affiliated Broker-Dealer

The Adviser is an affiliate of SPC Capital Markets LLC, a Delaware limited liability company (the “Affiliated Broker-Dealer”), which is registered as a broker-dealer with the SEC and a member of FINRA and the Securities Investor Protection Corporation. The Affiliated Broker-Dealer is authorized to engage in the following activities: (i) acting as broker or dealer selling corporate debt securities; (ii) acting as firm commitment underwriter; (iii) acting as real estate syndicator; (iv) investment advisory services (incidental to its role as broker-dealer), including acting as financial advisor to issuers of securities, and participants in mergers, acquisitions, sales, and dispositions of companies; and (v) private placements of securities. The Affiliated Broker Dealer, together with other Stone Point Credit-affiliated entities that conduct financial services, loan origination, structuring, placement or other similar business as a broker, dealer, distributor, syndicator, arranger or originator of securities or loans, may receive fees from other investors and portfolio companies in which the Company invests but will not collect fees from the Company.

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

Service Providers

Certain advisors and other service providers, or their affiliates (including accountants, administrators, lenders, bankers, brokers, investment advisers, attorneys, consultants, custodians, investment or commercial banking firms and certain other advisors and agents) to the Company or its portfolio companies may also provide goods or services to or have business, personal, political, financial or other relationships with Stone Point. Such advisors and service providers may be investors in the Company or Other Sponsored Funds, affiliates of Stone Point, current or former portfolio companies of Other Sponsored Funds, sources of investment opportunities or co-investors or counterparties therewith. These relationships may influence Stone Point Credit in deciding whether to select or recommend such a service provider to perform services for the Company or a portfolio company (the cost of which will generally be borne directly or indirectly by the Company or such portfolio company, as applicable). In certain circumstances, advisors and service providers, or their affiliates, may charge different rates or have different arrangements for services provided to Stone Point Credit or its respective affiliates as compared to services provided to the Company and its portfolio companies, which will result in more favorable rates or arrangements than those payable by the Company or such portfolio companies.

In addition, the portfolio companies of the funds managed by Stone Point may transact business with (or otherwise provide services and/or products to) one another. Those same portfolio companies may also transact business with Stone Point or Stone Point’s funds, employees or affiliates (including, without limitation, certain portfolio companies of Other Sponsored Funds becoming stockholders of the Company, or portfolio companies of the Company investing in Other Sponsored Funds). Such arrangements will generally be negotiated and executed at arm’s length, but certain factors may lead a portfolio company to pay higher fees in connection with the services and/or products provided as compared to other similar providers. Those factors include, without limitation, the complexity of the services and/or products being provided, the reputation of the portfolio company in providing such services and/or products, and the ability of the portfolio to meet specified time, budget or other constraints. Furthermore, Stone Point and/or the portfolio companies of the funds managed by it may enter into agreements collectively with vendors which provide products and services to Stone Point and/or the portfolio companies, generally in an effort to reduce costs and expenses. Stone Point may act as a host for the negotiation process associated with such agreements. Notwithstanding the foregoing, Stone Point acts solely as a liaison in connection with the evaluation of, and has no control over the entering into, definitive agreements by such portfolio companies. Any definitive agreements shall be executed solely by and between the applicable portfolio company and applicable counterparty, and such portfolio company (and not Stone Point, except where Stone Point is acting in its own capacity) shall be solely responsible for its obligations thereunder.

Advisors and Consultants

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

Valuation Matters

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

Operating Policies

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

Diverse Stockholders

The Stockholders include U.S. taxable and tax-exempt entities, and institutions from jurisdictions outside of the United States. Such Stockholders may have conflicting investment, tax and other interests with respect to their investments in the Company. The conflicting interests of individual Stockholders may relate to or arise from, among other things, the nature of investments made by the Company or the structuring of the acquisition of portfolio investments. As a consequence, conflicts of interest may arise in connection with decisions made by the Adviser, including in respect of the nature or structuring of investments, that may be more beneficial for one Stockholder than for another Stockholder, especially in respect of Stockholders’ individual tax situations. In selecting and structuring investments appropriate for the Company, the Adviser will consider the investment and tax objectives of the Company, rather than the investment, tax or other objectives of any Stockholder individually.

Other Transactions with Prospective and Actual Stockholders

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

Arrangements with Stone Point Capital

The Company has entered into a license agreement with Stone Point Capital, under which Stone Point Capital has granted the Company a non-exclusive, royalty-free, non-perpetual license to use the name and trademark “Stone Point.” Under this agreement, the Company has a right to use “Stone Point” for so long as the Company is a majority affiliate of Stone Point Capital and a private entity. Other than with respect to this limited license, the Company does not have a legal right to the “Stone Point” name. In the event the license agreement is terminated, the Company will be required to change its name and cease using “Stone Point” as part of the Company’s name.

Item 14. Principal Accounting Fees and Services

The Audit Committee and the Independent Directors of the board of directors have selected KPMG LLP (“KPMG”) to serve as the independent registered public accounting firm for the Company for the years ended December 31, 2024 and 2023.

KPMG has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

	Year Ended	Year Ended
Service:	December 31, 2024	December 31, 2023
Audit Fees	$998,150	$805,000
Audit-Related Fees	—	—
Tax Fees	44,000	45,000
All Other Fees	—	—
Total Fees:	$1,042,150	$850,000

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (17)
4.1	Form of Subscription Agreement *
4.2	Description of Securities *
10.1	Investment Advisory Agreement between Stone Point Capital Corporation and Stone Point Credit Adviser LLC, as the investment adviser (1)
10.2	Administration Agreement between the Company and Stone Point Credit Adviser LLC, as the Administrator (1)
10.3	Custody Agreement between Stone Point Capital Corporation and U.S. Bank National Association, as the custodian (1)
10.4	License Agreement between the Company and Stone Point Capital (1)
10.5	Form of Indemnification Agreement (1)
10.6	Form of Fund of Funds Investment Agreement (20)
10.7	Note Purchase Agreement by and between the Company and the purchasers party thereto, dated September 17, 2024 (19)
10.8	Note Purchase Agreement by and between the Company and the purchasers party thereto, dated May 19, 2022 (9)
10.9

Fourth Amendment to the Revolving Credit Agreement between Stone Point Credit Corporation, as the Initial Borrower, and Capital One, National Association, as the Administrative Agent, Sole Lead Arranger and a Lender, dated December 27, 2024 (21)

10.10

Third Amendment to the Revolving Credit Agreement between Stone Point Credit Corporation, as the Initial Borrower, and Capital One, National Association, as the Administrative Agent, Sole Lead Arranger and a Lender, dated December 22, 2023 (14)

10.11

Second Amendment to the Revolving Credit Agreement between Stone Point Credit Corporation, as the Initial Borrower, and Capital One, National Association, as the Administrative Agent, Sole Lead Arranger and a Lender, dated December 27, 2022 (8)

10.12	Amendment to Revolving Credit Agreement with Capital One, National Association (3)
10.13

First Amendment to the Revolving Credit Agreement between Stone Point Credit Corporation, as the Initial Borrower, and Capital One, National Association, as the Administrative Agent, Sole Lead Arranger and a Lender, dated as of December 28, 2021 (4)

10.14	Revolving Credit Agreement with Capital One, National Association (2)
10.15

Fifth Amendment to Loan and Security Agreement, dated as of September 12, 2024, among SPCC Funding I LLC, as borrower; Stone Point Credit Adviser LLC, as portfolio manager; U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator; U.S. Bank National Association, as securities intermediary; and JPMorgan Chase Bank, National Association, as administrative agent and lender. (18)

10.16

Fourth Amendment to Loan and Security Agreement, dated as of June 27, 2024, among SPCC Funding I LLC, as borrower; Stone Point Credit Adviser LLC, as portfolio manager; U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator; U.S. Bank National Association, as securities intermediary; and JPMorgan Chase Bank, National Association, as administrative agent and lender. (15)

10.17

Third Amendment to Loan and Security Agreement, dated as of June 30, 2023, among SPCC Funding I LLC, as borrower; Stone Point Credit Adviser LLC, as portfolio manager; U.S. Bank, National Association, as collateral agent, securities intermediary, and collateral administrator; and JPMorgan Chase Bank, National Association, as administrative agent and lender (10)

10.18	Amendment to Loan and Security Agreement between SPCC Funding I LLC and JPMorgan Chase Bank, National Association (7)
10.19	Amendment to Loan and Security Agreement between SPCC Funding I LLC and JPMorgan Chase Bank, National Association (6)
10.20	Loan and Security Agreement between SPCC Funding I LLC and JPMorgan Chase Bank, National Association (5)
10.21	Loan Sale and Contribution Agreement between the Company, as the seller, and SPCC Funding II, as the buyer, dated August 14, 2023 (12)
10.22	Non-Recourse Carveout Guaranty Agreement among the Company, U.S. Bank Trust Company, National Association, on behalf of certain secured parties, and Goldman Sachs Bank USA, dated August 14, 2023 (13)
14.1	Code of Ethics *
19.1	Insider Trading Policies and Procedures*
21.1	List of Subsidiaries*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Date File because XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*
(1)	Previously filed as an exhibit to Amendment No. 1 to the Company’s registration statement on Form 10 (File No. 000-56209) filed with the SEC on November 25, 2020.
(2)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on January 4, 2021.
(3)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on April 7, 2021.
(4)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 30, 2021.
(5)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2021.
(6)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 20, 2021.
(7)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on February 1, 2022.
(8)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on January 3, 2023.
(9)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 25, 2022.
(10)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on July 7, 2023.
(11)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on August 17, 2023.
(12)	Previously filed as Exhibit 10.2 to the Company’s Form 8-K filed on August 17, 2023.
(13)	Previously filed as Exhibit 10.3 to the Company’s Form 8-K filed on August 17, 2023.
(14)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 22, 2023.
(15)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on July 1, 2024.
(16)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 19, 2024
(17)	Previously filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2022.
(18)	Previously filed as Exhibit 10.1 to the Company’s Form 10-Q filed on November 12, 2024
(19)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 19, 2024.
(20)	Previously filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2024.
(21)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 27, 2024.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stone Point Credit Corporation

Date: March 24, 2025	By:	/s/ Scott J. Bronner
Name: Scott J. Bronner
Title: Principal Executive Officer

Date: March 24, 2025	By:	/s/ Steven Henke
Name: Steven Henke
Title: Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10 - K has been signed below by the following person on behalf of the registrant and in the following capacities on March 24, 2025.

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