Form 10-Q
period 2025-03-31
Stone Point Credit Corp
filed 2025-05-14
CIK 1825384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

The issuer had 63,494,413 shares of Common Stock, $0.001 par value per share, outstanding as of May 14, 2025.

Stone Point Credit Corporation

Form 10‑Q for the Quarter Ended March 31, 2025

Item 1. Consolidated Financial Statements

Stone Point Credit Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets:
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $2,617,991 and $2,502,807, respectively)	$2,619,594	$2,504,242
Cash and cash equivalents	50,479	51,760
Interest receivable	18,274	23,453
Dividend receivable	221	-
Unsettled trades receivable	15,405	15,471
Paydown receivable	774	2,247
Capital Call Receivable	1,750	-
Deferred offering expenses	25	25
Prepaid expenses and other assets	43	66
Total assets	$2,706,565	$2,597,264

Liabilities:
Revolving credit facilities payable (net of deferred financing costs of $10,637 and $11,346, respectively) (Note 6)	$977,363	$895,654
Notes payable (net of debt issuance costs of $2,346 and $2,728, respectively) (Note 6)	422,654	422,272
Unsettled trades payable	6,457	69
Base management fees payable (Note 3)	8,337	8,013
Incentive fees payable (Note 3)	5,216	-
Accounts payable and accrued expenses	2,579	2,434
Interest and financing fees payable	24,584	17,325
Total liabilities	$1,447,190	$1,345,767

Commitments and contingencies (Note 5)	$—	$—
Net Assets:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2025 and December 31, 2024	$—	$—
Common stock, $0.001 par value, 250,000,000 shares authorized, 63,494,413 and 63,054,004 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	63	63
Paid in capital in excess of par	1,259,774	1,251,041
Distributable earnings (accumulated losses)	(462)	393
Total net assets	1,259,375	1,251,497
Total liabilities and net assets	$2,706,565	$2,597,264
Net asset value per share of Common Stock	$19.83	$19.85

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31, 2025 (Unaudited)	Three Months Ended March 31, 2024 (Unaudited)
Investment income:
Interest and dividend income from non-controlled/non-affiliated investments	$68,417	$63,142
Dividend income from non-controlled/non-affiliated investments	987	315
Interest income from cash and cash equivalents	1	1
Total interest income	69,405	63,458

Fee income	74	175
Total fee income	74	175
Total investment income	$69,479	$63,633

Operating expenses:
Base management fees (Note 3)	$8,337	$6,713
Incentive fees (Note 3)	5,216	—
Interest and financing fees (Note 6)	24,100	21,251
Offering costs (Note 4)	12	19
Professional fees	2,150	1,697
Directors fees	92	92
Insurance expense	18	16
Total expenses	39,925	29,788
Net investment income (loss)	$29,554	$33,845
Net realized gains (losses) and unrealized appreciation (depreciation) on investments:
Net realized gains (losses):
Non-controlled/non-affiliated investments	$319	$617
Total net realized gains (losses)	$319	$617
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$168	$6,791
Total net change in unrealized appreciation (depreciation)	$168	$6,791
Net increase (decrease) in net assets resulting from operations	$30,041	$41,253

Per share information - basic and diluted:
Net investment income (loss)	$0.47	$0.67
Net increase (decrease) in net assets resulting from operations	$0.48	$0.82
Weighted average shares outstanding	63,058,843	50,567,410

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Changes in Net Assets

(in thousands except shares and per share amounts)

	Three Months Ended March 31, 2025 (Unaudited)	Three Months Ended March 31, 2024 (Unaudited)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$29,554	$33,845
Total net realized gains (losses)	319	617
Total net change in unrealized appreciation (depreciation)	168	6,791
Net increase (decrease) in net assets resulting from operations	30,041	41,253

Decrease in net assets resulting from Stockholder distributions:
Shares distributed pursuant to dividend reinvestment plan	(6,983)	(9,072)
Distributions to Stockholders from earnings	(23,913)	(23,628)
Net decrease in net assets resulting from Stockholder distributions	(30,896)	(32,700)

Increase in net assets resulting from capital share transactions:
Issuance of Common Stock pursuant to dividend reinvestment plan	6,983	9,072
Issuance of shares of Common Stock	1,750	66,893
Net increase in net assets resulting from capital share transactions	8,733	75,965

Total increase in net assets	7,878	84,518
Net assets, beginning of period	1,251,497	991,422
Net assets, end of period	$1,259,375	$1,075,940
Net asset value per share	$19.83	$19.86
Common shares outstanding at the end of the period	63,494,413	54,172,481

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31, 2025 (Unaudited)	Three Months Ended March 31, 2024 (Unaudited)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$30,041	$41,253
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Total net change in unrealized (appreciation) depreciation	(168)	(6,791)
Total net realized (gains) losses	(319)	(617)
Net amortization and accretion of premiums and discounts	(3,901)	(3,764)
Purchases of investments, net	(193,821)	(258,596)
Sales and repayments of investments, net	82,868	165,127
Amortization of deferred financing costs	710	603
Amortization of debt issuance costs	382	259
Changes in operating assets and liabilities:
Interest receivable	5,179	(1,123)
Dividend receivable	(221)	(8)
Unsettled trades receivable	66	3,551
Paydown receivable	1,473	(577)
Capital call receivable	(1,750)	—
Deferred offering expenses	(12)	(12)
Prepaid expenses and other assets	23	16
Base management fees payable	324	182
Incentive fees payable	5,216	—
Accounts payable and accrued expenses	145	(33)
Interest and financing fees payable	7,259	13,065
Unsettled trades payable	6,388	(1,000)
Net cash used in operating activities	(60,118)	(48,465)

Cash flows from financing activities:
Borrowings under revolving credit facilities	184,000	301,500
Payments on revolving credit facilities	(103,000)	(301,500)
Deferred financing costs	—	(14)
Debt issuance costs	—	(100)
Distributions paid in cash	(23,913)	(23,628)
Proceeds from issuance of shares of Common Stock	1,750	66,893
Net cash provided by financing activities	58,837	43,151

Net increase (decrease) in cash and cash equivalents	(1,281)	(5,314)
Cash and cash equivalents, beginning of period	51,760	41,629
Cash and cash equivalents, end of period	$50,479	$36,315

Supplemental and Non-Cash Information
Cash paid during the period for interest	$15,816	$7,325
Reinvestment of distributions during the period	$6,983	$9,072

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of March 31, 2025 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread	Interest Rate	Maturity [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Non-Controlled/Non-Affiliated Investments
Debt Investments - 203.0%
Capital Markets
Cliffwater, LLC	First Lien Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.82%	10/7/2030	16,971	$16,654	$16,971	1.3%
Cliffwater, LLC	First Lien Revolving Loan	(9)	SOFR + 4.50%, 0.75% Floor	8.82%	10/7/2030	-	(45)	-	0.0%
NXGen Buyer, Inc.	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.07%	10/29/2027	14,839	14,686	14,682	1.2%
NXGen Buyer, Inc.	Second Lien Term Loan	(10)	SOFR + 8.00%, 1.00% Floor	12.32%	4/28/2028	1,250	1,209	1,236	0.1%
NXGen Buyer, Inc.	Second Lien Term Loan	(10)	SOFR + 8.00%, 1.00% Floor	12.32%	4/28/2028	2,500	2,500	2,473	0.2%
NXGen Buyer, Inc.	First Lien Revolving Loan	(9)	SOFR + 4.75%, 0.75% Floor	9.07%	10/29/2027	-	(2)	(3)	0.0%
Project K Buyerco, INC.	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.42%	12/10/2027	74,761	74,021	75,397	6.0%
Project K Buyerco, INC.	First Lien Revolving Loan	(9)	SOFR + 5.00%, 0.75% Floor	9.42%	12/10/2027	-	(69)	-	0.0%
Wharf Street Ratings Acquisition LLC	Unsecured Note		N/A	8.00%	12/8/2028	13,813	13,222	13,162	1.0%
Total Capital Markets							122,176	123,918

Consumer Finance
ACM ASOF VIII LClub LLC	First Lien Term Loan		N/A	13.00%	6/30/2030	11,725	11,672	11,725	0.9%
Exeter Short Term Funding LLC	First Lien Revolving Loan	(9)(10)	SOFR + 5.50%, 2.00% Floor	9.82%	2/9/2026	12,392	12,230	12,392	1.0%
Total Consumer Finance							23,902	24,117

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of March 31, 2025 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread	Interest Rate	Maturity [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Financial Services
Advisor Group Holdings, Inc.	Unsecured Note	(8)(11)	N/A	10.75%	8/1/2027	826	810	837	0.1%
ALP CFO 2024, L.P.	Unsecured Note		N/A	10.04%	10/15/2036	11,355	11,355	11,355	0.9%
Beacon Pointe Harmony, LLC	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.07%	12/29/2028	23,168	22,890	23,168	1.8%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.07%	12/29/2028	11,033	10,820	11,033	0.9%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.07%	12/29/2028	11,166	11,097	11,166	0.9%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 4.75%, 0.75% Floor	9.20%	12/29/2028	2,597	2,549	2,597	0.2%
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	(9)	SOFR + 4.75%, 0.75% Floor	9.07%	12/29/2027	-	(27)	-	0.0%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	(11)	N/A	0.00%	1/15/2035	3	458	458	0.0%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	(11)	N/A	0.00%	3/15/2035	3	351	351	0.0%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	(11)	N/A	0.00%	2/21/2035	3	603	603	0.0%
Barings Middle Market CLO Ltd.	Unsecured Note	(10)	SOFR + 6.17%	10.47%	4/15/2037	5,475	5,420	5,420	0.4%
Churchill Middle Market CLO Ltd.	Unsecured Note	(10)	SOFR + 6.85%	11.17%	4/27/2037	1,570	1,570	1,570	0.1%
Choreo Buyer LLC.	First Lien Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.32%	2/18/2028	5,138	5,071	5,137	0.4%
Choreo Buyer LLC.	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.00%, 1.00% Floor	9.32%	3/20/2026	-	(97)	(2)	0.0%
Congress Buyer, Inc	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.50%, 1.00% Floor	9.91%	2/26/2027	-	(105)	(108)	0.0%
The Edelman Financial Engines Center, LLC	Second Lien Term Loan	(8)(10)	SOFR + 5.25%	9.57%	10/6/2028	12,500	12,479	12,541	1.0%
HBWM Intermediate II, LLC	First Lien Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.82%	11/17/2031	4,582	4,562	4,555	0.4%
HBWM Intermediate II, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.82%	11/17/2031	5,498	5,474	5,466	0.4%
HBWM Intermediate II, LLC	First Lien Revolving Loan	(9)(10)	SOFR + 4.50%, 0.75% Floor	8.82%	8/18/2031	357	347	351	0.0%
Ivy Hill Asset Management, L.P.	Unsecured Note		N/A	9.00%	6/29/2028	4,300	4,300	4,422	0.4%
Ivy Hill Middle Market Credit Fund XII Ltd	Unsecured Note	(10)	SOFR + 6.25%	10.55%	4/20/2037	4,421	4,421	4,421	0.4%
LendingTree, Inc.	First Lien Term Loan	(10)	SOFR + 5.75%, 1.50% Floor	10.07%	3/27/2031	6,750	6,598	6,750	0.5%
LendingTree, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.75%, 1.50% Floor	10.07%	3/27/2031	3,000	2,931	3,000	0.2%
LD Holdings Group LLC	Unsecured Note	(8)(11)	N/A	8.75%	11/1/2027	2,500	2,275	2,286	0.2%
MAI Capital Management Intermediate LLC	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.05%	8/29/2031	6,893	6,829	6,829	0.5%
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 4.75%, 0.75% Floor	9.05%	8/29/2031	1,611	1,585	1,573	0.1%
MAI Capital Management Intermediate LLC	First Lien Revolving Loan	(9)(10)	SOFR + 4.75%, 0.75% Floor	9.04%	8/29/2031	371	357	356	0.0%
Minotaur Acquisition, Inc.	First Lien Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.32%	5/10/2030	20,305	19,946	20,305	1.6%
Minotaur Acquisition, Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.00%, 1.00% Floor	9.32%	5/11/2026	-	(29)	-	0.0%
Minotaur Acquisition, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.32%	5/10/2030	3,367	3,307	3,367	0.3%
Minotaur Acquisition, Inc.	First Lien Revolving Loan	(9)	SOFR + 5.00%, 1.00% Floor	9.32%	5/10/2030	-	(35)	-	0.0%
New Mountain Guardian IV Income Rated Feeder II, Ltd.	Unsecured Note	(9)(10)	SOFR + 8.40%	12.72%	4/3/2037	650	650	667	0.1%
New Mountain Guardian IV Rated Feeder III, Ltd.	Unsecured Note	(9)(10)	SOFR + 5.10%	9.40%	8/28/2037	1,132	1,132	1,163	0.1%
New Mountain Guardian IV Rated Feeder III, Ltd.	Unsecured Note	(9)(10)	SOFR + 7.50%	11.80%	8/28/2037	5,394	5,394	5,528	0.4%
New Mountain Guardian IV Rated Feeder III, Ltd.	Unsecured Note	(9)(10)	SOFR + 8.02%	12.32%	8/28/2037	3,943	3,888	4,038	0.3%
Nexus Buyer LLC	Second Lien Term Loan	(8)(10)	SOFR + 6.25%	10.67%	11/5/2029	22,998	23,001	22,937	1.8%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.32%	10/2/2028	21,683	21,516	21,579	1.7%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.29%	10/2/2028	2,424	2,400	2,412	0.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.29%	10/2/2028	2,429	2,382	2,417	0.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.29%	10/2/2028	25,585	25,513	25,462	2.0%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.00%, 1.00% Floor	9.32%	10/2/2028	18,552	18,292	18,457	1.5%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	(9)	SOFR + 5.00%, 1.00% Floor	9.29%	10/2/2028	-	(6)	(10)	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	(9)	SOFR + 5.00%, 1.00% Floor	9.29%	10/2/2028	-	(23)	(5)	0.0%
WEG Sub Intermediate Holdings, LLC	Unsecured Note		N/A	13.00%	5/26/2033	13,977	13,782	13,990	1.1%
Total Financial Services							266,033	268,442

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of March 31, 2025 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread	Interest Rate	Maturity [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Health Care Providers & Services
Acentra Holdings, LLC	First Lien Term Loan	(10)	SOFR + 5.50%, 0.50% Floor	9.80%	12/17/2029	14,818	14,351	14,613	1.2%
Acentra Holdings, LLC	First Lien Term Loan	(10)	SOFR + 5.50%, 0.50% Floor	9.80%	12/17/2029	2,868	2,832	2,829	0.2%
Acentra Holdings, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.50%, 0.50% Floor	9.80%	3/19/2026	-	(54)	(121)	0.0%
Acentra Holdings, LLC	First Lien Revolving Loan	(9)(10)	SOFR + 5.50%, 0.50% Floor	9.80%	12/17/2029	384	357	364	0.0%
Action Behavior Centers Therapy LLC	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.32%	7/2/2031	33,701	33,236	33,539	2.7%
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.00%, 0.75% Floor	9.32%	7/2/2031	1,870	1,816	1,841	0.1%
Action Behavior Centers Therapy LLC	First Lien Revolving Loan	(9)	SOFR + 5.00%, 0.75% Floor	9.32%	7/2/2031	-	(41)	(15)	0.0%
Belmont Buyer, Inc.	First Lien Term Loan	(10)	SOFR + 5.25%, 1.00% Floor	9.51%	6/21/2029	16,408	16,239	16,105	1.3%
Belmont Buyer, Inc.	First Lien Term Loan	(10)	SOFR + 6.50%, 1.00% Floor	10.80%	6/21/2029	18,136	17,717	18,136	1.4%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 6.50%, 1.00% Floor	10.79%	6/21/2029	4,305	4,203	4,305	0.3%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.25%, 1.00% Floor	9.51%	1/26/2026	-	(27)	(78)	0.0%
Belmont Buyer, Inc.	First Lien Revolving Loan	(9)(10)	SOFR + 6.50%, 1.00% Floor	10.95%	6/21/2029	727	681	727	0.1%
Chartis Group, LLC	First Lien Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.80%	9/17/2031	8,203	8,131	8,128	0.6%
Chartis Group, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR + 4.50%, 0.75% Floor	8.80%	9/17/2026	-	(12)	(23)	0.0%
Chartis Group, LLC	First Lien Revolving Loan	(9)	SOFR + 4.50%, 0.75% Floor	8.80%	9/17/2031	-	(12)	(12)	0.0%
Continental Buyer Inc.	First Lien Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.72%	4/2/2031	28,817	28,417	28,673	2.3%
Continental Buyer, Inc	First Lien Delayed Draw Term Loan	(9)	SOFR + 4.50%, 0.75% Floor	8.72%	8/14/2027	-	(8)	(17)	0.0%
Continental Buyer Inc.	First Lien Revolving Loan	(9)	SOFR + 4.50%, 0.75% Floor	8.72%	4/2/2031	-	(47)	(23)	0.0%
CORA Health Holdings Corp.	First Lien Term Loan	(10)	SOFR + 5.75%, 1.00% Floor	10.25%	6/15/2027	14,264	14,181	13,298	1.1%
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.75%, 1.00% Floor	10.25%	6/15/2027	236	235	220	0.0%
Covetrus, Inc.	First Lien Term Loan	(8)(10)	SOFR + 5.00%, 0.50% Floor	9.30%	10/12/2029	8,237	7,885	7,942	0.6%
Giving Home Health Care	First Lien Term Loan	(10)	SOFR + 5.75%, 1.00% Floor	10.05%	4/26/2029	46,875	46,795	46,546	3.7%
Kwol Acquisition Inc	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.05%	12/12/2029	2,397	2,392	2,391	0.2%
Kwol Acquisition Inc	First Lien Revolving Loan	(9)	SOFR + 4.75%, 0.75% Floor	9.05%	12/12/2029	-	-	(1)	0.0%
MB2 Dental Solutions, LLC	First Lien Term Loan	(10)	SOFR + 5.50%, 0.75% Floor	9.82%	2/13/2031	54,255	53,809	54,798	4.4%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.50%, 0.75% Floor	9.82%	2/13/2031	3,631	3,597	3,743	0.3%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.50%, 0.75% Floor	9.82%	2/13/2031	4,645	4,616	4,692	0.4%
MB2 Dental Solutions, LLC	First Lien Revolving Loan	(9)	SOFR + 5.50%, 0.75% Floor	9.82%	2/13/2031	-	(19)	-	0.0%
Mirra-PrimeAccess Holdings, LLC	First Lien Term Loan	(10)	SOFR + 6.50%, 1.00% Floor	11.06%	7/29/2026	24,125	23,966	19,614	1.6%
Mirra-PrimeAccess Holdings, LLC	First Lien Revolving Loan	(9)(10)	SOFR + 6.50%, 1.00% Floor	11.06%	7/29/2026	2,055	1,995	1,543	0.1%
NextGen Healthcare	First Lien Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.55%	11/11/2030	9,149	9,035	8,969	0.7%
NextGen Healthcare	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.25%, 0.75% Floor	9.55%	11/10/2025	-	(14)	(47)	0.0%
NextGen Healthcare	First Lien Revolving Loan	(9)	SOFR + 5.25%, 0.75% Floor	9.55%	11/9/2029	-	(10)	(18)	0.0%
One Call Corp	First Lien Term Loan	(8)(10)	SOFR + 5.50%, 0.75% Floor	10.06%	4/22/2027	16,330	15,731	15,921	1.3%
Project Ruby Ultimate Parent Corp	Second Lien Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.69%	3/12/2029	15,000	14,935	14,897	1.2%
RCP NATS Purchaser, LLC	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.30%	3/19/2032	41,045	40,533	40,532	3.2%
RCP NATS Purchaser, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.00%, 0.75% Floor	9.30%	3/19/2027	-	(51)	(103)	0.0%
RCP NATS Purchaser, LLC	First Lien Revolving Loan	(9)	SOFR + 5.00%, 0.75% Floor	9.30%	3/19/2032	-	(71)	(72)	0.0%

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of March 31, 2025 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread	Interest Rate	Maturity [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
SpecialtyCare, Inc.	First Lien Term Loan	(10)	SOFR + 5.75%, 1.00% Floor	10.32%	6/19/2028	13,279	13,067	12,896	1.0%
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.75%, 1.00% Floor	10.31%	6/19/2028	103	103	101	0.0%
SpecialtyCare, Inc.	First Lien Revolving Loan	(9)(10)	SOFR + 4.00%	8.44%	6/18/2026	446	438	416	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.30%	1/2/2029	23,765	23,551	23,765	1.9%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.00%, 0.75% Floor	9.30%	1/2/2029	1,917	1,858	1,916	0.2%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.30%	1/2/2029	5,334	5,291	5,334	0.4%
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	(9)	SOFR + 5.00%, 0.75% Floor	9.30%	12/29/2026	-	(18)	-	0.0%
Trinity Partners Holdings, LLC	First Lien Term Loan	(10)	SOFR + 5.50%, 0.75% Floor	9.92%	12/21/2028	26,727	26,527	26,727	2.1%
Trinity Partners Holdings, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.50%, 0.75% Floor	9.92%	6/21/2025	-	(66)	-	0.0%
TST Intermediate Holdings, LLC	First Lien Term Loan	(10)	SOFR + 5.50%, 1.00% Floor	9.89%	12/31/2028	15,845	15,788	15,674	1.2%
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.50%, 1.00% Floor	9.89%	12/31/2028	12,781	12,617	12,580	1.0%
TST Intermediate Holdings, LLC	First Lien Revolving Loan	(9)(13)	ABR + 5.00%	12.50%	12/31/2028	71	62	62	0.0%
Vital Care Buyer LLC	First Lien Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.80%	7/30/2031	6,626	6,565	6,565	0.5%
Vital Care Buyer LLC	First Lien Revolving Loan	(9)	SOFR + 4.50%, 0.75% Floor	8.80%	7/30/2031	-	(8)	(8)	0.0%
Total Health Care Providers & Services							473,094	469,864

Health Care Technology
Ellkay, LLC	First Lien Term Loan	(10)	SOFR + 7.50%, 1.00% Floor	11.97%	9/14/2027	28,380	28,033	25,533	2.0%
Ellkay, LLC	First Lien Revolving Loan	(9)(10)	SOFR + 7.50%, 1.00% Floor	12.03%	9/14/2027	722	695	505	0.0%
Homecare Software Solutions LLC	First Lien Term Loan	(10)	SOFR + 5.55%, 0.75% Floor	9.87%	6/16/2031	11,871	11,769	11,762	0.9%
Homecare Software Solutions LLC	First Lien Term Loan	(10)	SOFR + 5.55%, 0.75% Floor	9.87%	6/16/2031	5,064	5,019	5,017	0.4%
Homecare Software Solutions LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.55%, 0.75% Floor	9.87%	6/16/2031	4,409	4,371	4,369	0.3%
Imagine Acquisitionco, Inc.	First Lien Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.42%	11/16/2027	27,998	27,809	27,998	2.2%
Imagine Acquisitionco, Inc.	First Lien Revolving Loan	(9)(10)	SOFR + 5.00%, 1.00% Floor	9.55%	11/16/2027	81	51	81	0.0%
Total Health Care Technology							77,747	75,265

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of March 31, 2025 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread	Interest Rate	Maturity [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Insurance
Alkeme Intermediary Holdings, LLC	First Lien Term Loan	(10)	SOFR + 5.25%, 1.00% Floor	9.55%	10/28/2026	11,608	11,485	11,492	0.9%
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.25%, 1.00% Floor	9.55%	10/28/2026	23,306	23,030	23,073	1.8%
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.25%, 1.00% Floor	9.57%	10/28/2026	24	(13)	(76)	0.0%
Amerilife Holdings LLC	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.26%	8/31/2029	56,223	55,663	55,953	4.4%
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.00%, 0.75% Floor	9.26%	8/31/2029	3,675	3,596	3,638	0.3%
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.26%	8/31/2029	148	147	147	0.0%
Amerilife Holdings LLC	First Lien Revolving Loan	(9)	SOFR + 5.00%, 0.75% Floor	9.26%	8/31/2028	-	(46)	(27)	0.0%
AP Highlands Holdings, L.P.	Unsecured Note		N/A	9.25%	10/16/2028	4,965	4,921	4,895	0.4%
AP Highlands Co-Invest, L.P.	Unsecured Note		N/A	9.25%	10/16/2028	3,035	3,009	2,993	0.2%
Arden Insurance Services LLC	First Lien Term Loan	(10)	SOFR + 5.25%, 1.00% Floor	9.55%	11/27/2030	13,138	12,956	12,949	1.0%
Arden Insurance Services LLC	First Lien Revolving Loan	(9)(10)	SOFR + 5.25%, 1.00% Floor	9.55%	11/27/2030	366	340	340	0.0%
ARMStrong Receivable Management	First Lien Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.40%	10/5/2029	14,562	14,550	14,508	1.2%
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.00%, 1.00% Floor	9.41%	10/5/2029	391	390	386	0.0%
ARMStrong Receivable Management	First Lien Revolving Loan	(9)	SOFR + 5.00%, 1.00% Floor	9.40%	10/5/2029	-	-	(1)	0.0%
Babylon Buyer, Inc.	First Lien Term Loan	(10)	SOFR + 5.75%, 0.75% Floor	10.07%	3/8/2030	36,247	35,470	35,794	2.8%
Babylon Buyer, Inc.	First Lien Revolving Loan	(9)(10)	SOFR + 5.75%, 0.75% Floor	10.07%	3/8/2030	1,035	1,005	1,017	0.1%
Captive Resources Midco, LLC	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.07%	7/2/2029	30,725	30,340	30,725	2.4%
Captive Resources Midco, LLC	First Lien Revolving Loan	(9)	SOFR + 4.75%, 0.75% Floor	9.07%	7/1/2028	-	(24)	-	0.0%
Euclid Transactional, LLC	First Lien Term Loan	(10)	SOFR + 5.50%, 0.75% Floor	11.24%	10/2/2028	71,561	70,658	71,561	5.7%
Foundation Risk Partners, Corp.	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.30%	10/29/2030	3,646	3,646	3,627	0.3%
Foundation Risk Partners, Corp.	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.30%	10/29/2030	33,316	33,316	33,150	2.6%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.00%, 0.75% Floor	9.30%	10/29/2030	5,995	5,994	5,957	0.5%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.30%	10/29/2030	4,514	4,514	4,492	0.4%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.30%	10/29/2030	15,570	15,570	15,492	1.2%
Foundation Risk Partners, Corp.	First Lien Revolving Loan	(9)	SOFR + 5.00%, 0.75% Floor	9.30%	10/29/2029	-	-	(18)	0.0%
Galway Borrower LLC	First Lien Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.80%	9/29/2028	33,883	33,592	33,882	2.7%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 4.50%, 0.75% Floor	8.80%	9/29/2028	610	577	539	0.0%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.80%	9/29/2028	17,780	17,455	17,659	1.4%
Galway Borrower LLC	First Lien Revolving Loan	(9)(10)	SOFR + 4.50%, 0.75% Floor	8.80%	10/2/2028	987	979	987	0.1%
OneDigital	Second Lien Term Loan	(8)(10)	SOFR + 5.25%, 0.50% Floor	9.57%	7/2/2032	20,000	19,914	20,025	1.6%
Redwood Purchaser, INC	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.32%	3/3/2031	20,564	20,308	20,307	1.6%
Redwood Purchaser, INC	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.00%, 0.75% Floor	9.32%	3/3/2027	-	(66)	(133)	0.0%
Redwood Purchaser, INC	First Lien Revolving Loan	(9)	SOFR + 5.00%, 0.75% Floor	9.32%	3/3/2031	-	(62)	(63)	0.0%
RSC Acquisition, Inc	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.04%	10/30/2029	5,925	5,925	5,898	0.5%
RSC Acquisition, Inc	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.04%	10/30/2029	2,237	2,237	2,227	0.2%
RSC Acquisition, Inc	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.05%	10/30/2029	4,287	4,287	4,267	0.3%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.06%	10/30/2029	21,303	21,303	21,207	1.7%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.06%	10/30/2029	15,871	15,871	15,799	1.3%
THG Acquisition, LLC	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.07%	10/31/2031	26,229	25,986	25,980	2.1%
THG Acquisition, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 4.75%, 0.75% Floor	9.07%	10/31/2031	104	76	48	0.0%
THG Acquisition, LLC	First Lien Revolving Loan	(9)(10)	SOFR + 4.75%, 0.75% Floor	9.07%	10/31/2031	134	106	106	0.0%
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.00%, 1.00% Floor	9.41%	8/14/2026	-	(29)	(60)	0.0%
World Insurance Associates, LLC	First Lien Revolving Loan	(9)	SOFR + 5.00%, 1.00% Floor	9.41%	4/3/2030	-	(3)	(3)	0.0%
Worldwide Insurance Network, LLC	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	10.03%	5/28/2030	24,040	23,724	23,713	1.9%
Worldwide Insurance Network, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.00%, 0.75% Floor	10.11%	5/28/2030	8,214	8,092	7,953	0.6%
Total Insurance							530,789	532,405

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of March 31, 2025 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread	Interest Rate	Maturity [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
IT Services
Auctane Holdings, LLC	First Lien Term Loan	(10)	SOFR + 5.75%, 0.75% Floor	10.14%	10/5/2028	38,800	38,359	38,299	3.0%
Auctane Holdings, LLC	First Lien Term Loan	(10)	SOFR + 5.75%, 0.75% Floor	10.14%	10/5/2028	12,731	12,586	12,567	1.0%
Bottomline Technologies, Inc.	First Lien Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.57%	5/14/2029	76,226	75,210	76,226	6.1%
Bottomline Technologies, Inc.	First Lien Revolving Loan	(9)	SOFR + 5.25%, 0.75% Floor	9.57%	5/15/2028	-	(76)	-	0.0%
DCert Buyer, Inc.	Second Lien Term Loan	(8)(10)	SOFR + 7.00%	11.32%	2/19/2029	8,259	8,166	6,752	0.5%
DS Admiral Bidco LLC	First Lien Term Loan	(8)(10)	SOFR + 4.25%	8.57%	6/26/2031	4,975	4,784	4,807	0.4%
Evergreen Services Group PIK Holdco, LLC	Unsecured Note		N/A	13.75%	4/7/2031	7,311	7,169	7,258	0.6%
Evergreen Services Group PIK Holdco, LLC	Unsecured Note		N/A	13.75%	4/7/2031	4,015	3,935	3,986	0.3%
Helpsystems Holdings, Inc.	Second Lien Term Loan	(10)	SOFR + 6.75%, 0.75% Floor	11.14%	11/19/2027	10,000	10,000	8,220	0.7%
LYTX, INC.	First Lien Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.42%	2/28/2028	19,661	19,661	19,661	1.6%
Ministry Brands Holdings, LLC	First Lien Term Loan	(10)	SOFR + 5.50%, 0.75% Floor	9.92%	12/28/2028	17,126	17,029	16,900	1.3%
Ministry Brands Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.50%, 1.00% Floor	9.92%	12/28/2028	1,732	1,726	1,709	0.1%
Ministry Brands Holdings, LLC	First Lien Revolving Loan	(9)	SOFR + 5.50%, 0.75% Floor	9.92%	12/30/2027	-	(8)	(22)	0.0%
Omega Systems Intermediate Holdings, INC	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.30%	1/15/2031	10,767	10,638	10,632	0.8%
Omega Systems Intermediate Holdings, INC	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.00%, 0.75% Floor	9.30%	1/15/2027	-	(38)	(79)	0.0%
Omega Systems Intermediate Holdings, INC	First Lien Revolving Loan	(9)	N/A	9.30%	1/15/2031	-	(23)	(24)	0.0%
Redwood Services Group, LLC	First Lien Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.55%	6/15/2029	8,806	8,720	8,699	0.7%
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.25%, 0.75% Floor	9.55%	1/3/2027	-	(53)	(107)	0.0%
Total IT Services							217,785	215,484

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of March 31, 2025 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread	Interest Rate	Maturity [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Professional Services
Accordion Partners LLC	First Lien Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.55%	11/17/2031	32,723	32,519	32,409	2.6%
Accordion Partners LLC	Unsecured Note		N/A	12.75%	11/15/2034	15,730	15,430	15,427	1.2%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.25%, 0.75% Floor	9.57%	11/17/2031	873	847	820	0.1%
Accordion Partners LLC	First Lien Revolving Loan	(9)	SOFR + 5.25%, 0.75% Floor	9.55%	11/17/2031	-	(23)	(35)	0.0%
ALKU Intermediate Holdings, LLC	First Lien Term Loan	(10)	SOFR + 6.25%, 0.75% Floor	10.47%	5/23/2029	3,640	3,571	3,654	0.3%
ALKU Intermediate Holdings, LLC	First Lien Term Loan	(10)	SOFR + 5.50%, 0.75% Floor	9.72%	5/23/2029	402	396	396	0.0%
Aprio Advisory Group, LLC	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.05%	8/1/2031	20,200	20,012	20,015	1.6%
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 4.75%, 0.75% Floor	9.07%	8/1/2031	8,010	7,933	7,929	0.6%
Aprio Advisory Group, LLC	First Lien Revolving Loan	(9)(10)	SOFR + 4.75%, 0.75% Floor	9.04%	8/1/2031	2,729	2,690	2,689	0.2%
Baker Tilly Advisory Group, L.P.	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.07%	6/3/2031	18,088	17,845	17,853	1.4%
Baker Tilly Advisory Group, L.P.	First Lien Delayed Draw Term Loan	(9)	SOFR + 4.75%, 0.75% Floor	9.07%	6/3/2026	-	(22)	(36)	0.0%
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	(9)	SOFR + 4.75%, 0.75% Floor	9.07%	6/3/2030	-	(51)	(50)	0.0%
BDO USA, P.C.	First Lien Term Loan	(10)	SOFR + 5.00%, 2.00% Floor	9.32%	8/31/2028	13,331	13,128	13,280	1.1%
Cherry Bekaert Advisory LLC	First Lien Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.57%	6/30/2028	4,309	4,246	4,258	0.3%
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.25%, 0.75% Floor	9.57%	6/30/2028	4,971	4,889	4,905	0.4%
Explorer Investor, Inc	First Lien Term Loan	(10)	SOFR + 6.00%, 0.50% Floor	10.31%	6/28/2029	28,263	27,122	25,991	2.1%
IG Investments Holdings, LLC	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.29%	9/22/2028	46,966	46,465	46,684	3.7%
IG Investments Holdings, LLC	First Lien Revolving Loan	(9)	SOFR + 5.00%, 0.75% Floor	9.29%	9/22/2028	-	(48)	(21)	0.0%
KRIV Acquisition Inc.	First Lien Term Loan	(10)	SOFR + 5.75%, 1.00% Floor	10.05%	7/6/2029	13,802	13,802	13,800	1.1%
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.75%, 1.00% Floor	10.05%	9/25/2026	-	(111)	(2)	0.0%
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.75%, 1.00% Floor	10.05%	7/6/2029	1,666	1,666	1,665	0.1%
MBO Partners, Inc.	First Lien Term Loan	(10)	SOFR + 7.75%, 1.00% Floor	12.20%	5/23/2028	43,650	42,748	43,650	3.5%
MBO Partners, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 7.75%, 1.00% Floor	12.19%	5/23/2028	12,268	12,156	12,268	1.0%
OMNIA Partners LLC	Second Lien Term Loan	(10)	SOFR + 5.00%	9.30%	5/31/2032	10,000	9,954	10,029	0.8%
PAS Parent Inc.	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.07%	12/29/2028	1,856	1,856	1,838	0.1%
PAS Parent Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR + 4.75%, 0.75% Floor	9.07%	6/26/2026	-	(23)	(54)	0.0%
PAS Parent Inc.	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 4.75%, 0.75% Floor	9.07%	12/29/2028	7,656	7,527	7,570	0.6%
PAS Parent Inc.	First Lien Revolving Loan	(9)(10)	SOFR + 4.75%, 0.75% Floor	9.07%	12/30/2027	9	(4)	-	0.0%
P20 PARENT, INC.	First Lien Term Loan	(10)	SOFR + 7.50%, 1.00% Floor	11.80%	7/12/2028	44,363	43,803	43,471	3.5%
Petra Borrower, LLC	First Lien Term Loan	(10)	SOFR + 5.75%, 1.00% Floor	10.04%	11/15/2030	15,806	15,470	15,613	1.2%
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.75%, 1.00% Floor	9.95%	11/15/2030	2,940	2,844	2,865	0.2%
Petra Borrower, LLC	First Lien Revolving Loan	(9)(10)	SOFR + 5.75%, 1.00% Floor	10.07%	11/15/2029	2,088	2,038	2,058	0.2%
More Cowbell II LLC	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.89%	9/2/2030	49,353	48,347	49,353	3.9%
More Cowbell II LLC	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.00%, 0.75% Floor	8.89%	9/1/2025	-	(14)	-	0.0%
More Cowbell II LLC	First Lien Revolving Loan	(9)(10)	SOFR + 5.00%, 0.75% Floor	9.20%	9/3/2029	1,307	1,176	1,307	0.1%
Williams Marston, LLC	First Lien Term Loan	(10)	SOFR + 5.75%, 1.00% Floor	10.16%	8/25/2028	15,562	15,096	15,097	1.2%
Williams Marston, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.75%, 1.00% Floor	10.16%	8/25/2025	-	(30)	(76)	0.0%
Williams Marston, LLC	First Lien Revolving Loan	(9)(10)	SOFR + 5.75%, 1.00% Floor	10.14%	8/25/2028	415	377	349	0.0%
Total Professional Services							415,627	416,969

Real Estate Management & Development
Accuserve Solutions, Inc.	First Lien Term Loan	(10)	SOFR + 5.25%, 1.00% Floor	9.53%	3/15/2030	65,086	64,668	64,129	5.1%
Accuserve Solutions, Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.25%, 1.00% Floor	9.53%	3/16/2026	-	(12)	(62)	0.0%
Accuserve Solutions, Inc.	First Lien Revolving Loan	(9)(10)	SOFR + 5.25%, 1.00% Floor	9.55%	3/15/2030	1,643	1,643	1,547	0.1%
Claros Mortgage Trust Inc	First Lien Term Loan	(8)(10)	SOFR + 4.50%, 0.50% Floor	8.92%	8/9/2026	3,291	3,133	3,151	0.3%
Freedom Mortgage Corp	Unsecured Note	(8)(11)	N/A	12.25%	10/1/2030	2,333	2,294	2,567	0.2%
Guardian Restoration Partners Buyers, LLC	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.05%	11/3/2031	8,229	8,133	8,131	0.6%
Guardian Restoration Partners Buyers, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 4.75%, 0.75% Floor	9.07%	11/3/2031	5,691	5,583	5,529	0.4%
Guardian Restoration Partners Buyers, LLC	First Lien Revolving Loan	(9)(10)	SOFR + 4.75%, 0.75% Floor	9.05%	11/3/2031	178	154	154	0.0%
Southpaw AP Buyer, LLC	First Lien Term Loan	(10)	SOFR + 5.25%, 1.00% Floor	9.69%	3/2/2028	10,651	10,529	10,581	0.8%
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.25%, 1.00% Floor	9.70%	3/2/2028	668	658	662	0.1%
Southpaw AP Buyer, LLC	First Lien Revolving Loan	(9)	SOFR + 5.25%, 1.00% Floor	9.69%	3/2/2028	-	(11)	(6)	0.0%
Titan Home Improvement, LLC	First Lien Term Loan	(10)	SOFR + 5.75%, 1.00% Floor	10.06%	5/31/2030	24,435	24,001	24,008	1.9%
Titan Home Improvement, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.75%, 1.00% Floor	10.06%	6/2/2026	-	(40)	(81)	0.0%
Titan Home Improvement, LLC	First Lien Revolving Loan	(9)	SOFR + 5.75%, 1.00% Floor	10.06%	5/31/2030	-	(66)	(67)	0.0%
Total Real Estate Management & Development							120,667	120,243

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of March 31, 2025 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread	Interest Rate	Maturity [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Software
Anaplan Inc.	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.30%	6/21/2029	20,621	20,335	20,621	1.6%
Anaplan Inc.	First Lien Revolving Loan	(9)	SOFR + 5.00%, 0.75% Floor	9.30%	6/21/2028	-	(17)	-	0.0%
Cardinal Parent, Inc.	First Lien Term Loan	(8)(10)	SOFR + 4.50%, 0.75% Floor	8.79%	11/12/2027	2,992	2,867	2,921	0.2%
Diligent Corporation	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.31%	8/6/2030	45,568	45,434	45,258	3.6%
Diligent Corporation	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.31%	8/6/2030	7,812	7,487	7,759	0.6%
Diligent Corporation	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.00%, 0.75% Floor	9.31%	4/30/2026	-	(26)	(28)	0.0%
Diligent Corporation	First Lien Revolving Loan	(9)	SOFR + 5.00%, 0.75% Floor	9.31%	8/6/2030	-	(53)	(41)	0.0%
Eclipse Buyer, Inc.	First Lien Term Loan	(10)	SOFR + 4.75%, 0.50% Floor	9.06%	9/8/2031	12,590	12,477	12,551	1.0%
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR + 4.75%, 0.50% Floor	9.06%	9/7/2026	-	(10)	(7)	0.0%
Eclipse Buyer, Inc.	First Lien Revolving Loan	(9)	SOFR + 4.75%, 0.50% Floor	9.06%	9/8/2031	-	(10)	(3)	0.0%
GovDelivery Holdings LLC	First Lien Term Loan	(10)	SOFR + 5.75%, 0.75% Floor	10.04%	1/17/2031	15,733	15,608	15,733	1.2%
GovDelivery Holdings LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.54%	1/17/2031	2,331	2,306	2,308	0.2%
GovDelivery Holdings LLC	First Lien Revolving Loan	(9)	ABR + 4.25%	11.75%	1/17/2031	-	(18)	-	0.0%
GS ACQUISITIONCO, INC.	First Lien Term Loan	(10)	SOFR + 5.25%, 1.00% Floor	9.55%	5/25/2028	39,144	39,053	39,143	3.1%
GS ACQUISITIONCO, INC.	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.25%, 1.00% Floor	9.55%	5/25/2028	315	310	315	0.0%
GS ACQUISITIONCO, INC.	First Lien Revolving Loan	(9)	SOFR + 5.25%, 1.00% Floor	9.55%	5/25/2028	-	(4)	-	0.0%
HARBOR PURCHASER INC,	Second Lien Term Loan	(8)(10)	SOFR + 8.50%, 0.50% Floor	12.82%	4/8/2030	12,500	12,319	12,461	1.0%
Houghton Mifflin Harcourt Co	First Lien Term Loan	(8)(10)	SOFR + 5.25%, 0.50% Floor	9.67%	4/9/2029	4,974	4,882	4,925	0.4%
Hyland Software, Inc	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.32%	9/19/2030	24,985	24,680	24,920	2.0%
Hyland Software, Inc	First Lien Revolving Loan	(9)	SOFR + 5.00%, 0.75% Floor	9.32%	9/19/2029	-	(13)	(3)	0.0%
Mandolin Technology Intermediate Holdings, Inc.	Second Lien Term Loan	(10)	SOFR + 6.50%, 1.00% Floor	10.97%	7/30/2029	17,500	17,382	13,708	1.1%
Maverick 1 LLC	Second Lien Term Loan	(10)	SOFR + 6.75%, 0.75% Floor	11.19%	5/18/2029	9,000	8,972	8,745	0.7%
oneZero Financial Systems, LLC	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.29%	10/7/2031	26,923	26,669	26,673	2.1%
oneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.00%, 0.75% Floor	9.30%	10/7/2031	1,588	1,559	1,545	0.1%
oneZero Financial Systems, LLC	First Lien Revolving Loan	(9)	SOFR + 5.00%, 0.75% Floor	9.29%	10/7/2031	-	(31)	(32)	0.0%
Orion Advisor Solutions INC.	Second Lien Term Loan	(10)	SOFR + 7.50%, 1.00% Floor	11.79%	9/24/2028	16,623	16,544	16,575	1.3%
Orion Advisor Solutions INC.	Second Lien Delayed Draw Term Loan	(9)(10)	SOFR + 7.50%, 1.00% Floor	11.79%	9/24/2028	5,091	5,060	5,062	0.4%
Simplifi Holdings, Inc.	First Lien Term Loan	(10)	SOFR + 5.50%, 0.75% Floor	9.92%	10/1/2027	26,227	25,968	26,227	2.1%
Simplifi Holdings, Inc.	First Lien Revolving Loan	(9)(10)	SOFR + 5.50%, 0.75% Floor	9.92%	10/1/2027	687	669	687	0.1%
Syntax Systems Limited	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.42%	10/30/2028	540	535	540	0.0%
Syntax Systems Limited	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.42%	10/30/2028	10,450	10,394	10,450	0.8%
Tamarack Intermediate, L.L.C.	First Lien Term Loan	(10)	SOFR + 5.75%, 0.75% Floor	10.20%	3/13/2028	20,894	20,668	20,664	1.6%
Tamarack Intermediate, L.L.C.	First Lien Revolving Loan	(9)	SOFR + 5.75%, 0.75% Floor	10.20%	3/13/2028	-	(35)	(39)	0.0%
Total Software							321,961	319,638

Total Debt Investments							2,569,781	2,566,345

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of March 31, 2025 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Interest Rate	Acquisition Date	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Preferred Equity - 2.8%
Health Care Technology
Imagine Acquisitionco, Inc.	Preferred Equity		N/A	11/16/2021	2,000	2,000	3,159	0.3%
Total Health Care Technology						2,000	3,159

Insurance
Galway Partners Holdings LLC	Preferred Equity		14.00%	4/28/2023	13,036	12,816	13,111	1.0%
RSC Topco, Inc.	Preferred Equity		13.25%	8/14/2023	6,203	6,079	6,168	0.5%
Total Insurance						18,895	19,279

Software
Eclipse Buyer, Inc.	Preferred Equity		12.50%	9/6/2024	3,490	3,422	3,447	0.3%
GT Polaris Holdings, Inc	Preferred Equity		12.50%	6/6/2022	11,657	11,527	11,373	0.9%
Total Software						14,949	14,820

Total Preferred Equity Investments						35,844	37,258

Common Equity and Warrants - 1.3%
Capital Markets
Resolute Investment Managers, Inc.	Equity		N/A	12/29/2023	58	1,249	1,353	0.1%
Total Capital Markets						1,249	1,353

Health Care Providers & Services
New Giving Acquisition, Inc.	Equity		N/A	8/19/2022	2	-	1,025	0.1%
Total Health Care Providers & Services						-	1,025

Professional Services
THL Fund IX Investors (Plymouth), L.P.	Equity	(12)	N/A	9/1/2023	3,732	3,732	4,191	0.3%
Total Professional Services						3,732	4,191

Real Estate Management & Development
ACC Ultimate Holdings, L.P.	Equity		N/A	5/8/2024	375	3,750	3,750	0.3%
Total Real Estate Management & Development						3,750	3,750

Software
Spirit RR Holdings, Inc.	Equity		N/A	9/19/2022	3,586	3,635	5,672	0.5%
Total Software						3,635	5,672

Total Common Equity and Warrants Investments						12,366	15,991

Total Non-Controlled/Non-Affiliated Investments						$2,617,991	$2,619,594

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of March 31, 2025 (Unaudited) (Continued)

(in thousands)

(1)
All of the Company’s investments are domiciled in the United States except for Ardonagh Finco B.V., Barings Middle Market CLO Ltd., New Mountain Guardian, and Syntax Systems Limited, which are domiciled in the United Kingdom, Cayman Islands, Bermuda, and Canada, respectively.
(2)
Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)
All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940 except for Ardonagh Finco B.V., Barings Middle Market CLO Ltd., New Mountain Guardian, and Syntax Systems Limited.
(4)
As of March 31, 2025, all investments are pledged as collateral unless otherwise stated.
(5)
The date disclosed represents the expiration of the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(6)
Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(7)
Percentage is based on net assets of $1,259,375 as of March 31, 2025.
(8)
Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(9)
This investment has an unfunded commitment as of March 31, 2025. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(10)
The interest rate on this security is subject to the Secured Overnight Financing Rate (“SOFR”), which at March 31, 2025 was 4.41%.
(11)
Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $7,102 or 0.6% of net assets as of March 31, 2025 and are considered restricted.
(12)
Investment measured at net asset value (“NAV”)
(13)
The interest rate on this security is subject to the Alternate Base Rate, which at March 31, 2025 was 7.5%.

The accompanying notes are an integral part of these consolidated unaudited financial statements.

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of December 31, 2024 (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread	Interest Rate	Maturity [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Non-Controlled/Non-Affiliated Investments
Debt Investments - 195.9%
Capital Markets
Cliffwater, LLC	First Lien Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.86%	10/7/2030	17,014	$16,680	$17,014	1.4%
Cliffwater, LLC	First Lien Revolving Loan	(9)	SOFR + 4.50%, 0.75% Floor	8.86%	10/7/2030	-	(47)	-	0.0%
NXGen Buyer, Inc.	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.11%	10/29/2027	14,877	14,705	14,707	1.2%
NXGen Buyer, Inc.	Second Lien Term Loan	(10)	SOFR + 8.00%, 1.00% Floor	12.36%	4/28/2028	1,250	1,206	1,236	0.1%
NXGen Buyer, Inc.	Second Lien Term Loan	(10)	SOFR + 8.00%, 1.00% Floor	12.36%	4/28/2028	2,500	2,500	2,471	0.2%
NXGen Buyer, Inc.	First Lien Revolving Loan	(9)	SOFR + 4.75%, 0.75% Floor	9.11%	10/29/2027	-	(3)	(4)	0.0%
Project K Buyerco, INC.	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.43%	12/10/2027	74,955	74,126	75,644	6.0%
Project K Buyerco, INC.	First Lien Revolving Loan	(9)	SOFR + 5.00%, 0.75% Floor	9.43%	12/10/2027	-	(76)	71	0.0%
Project K Buyerco, Inc.	Unsecured Note		N/A	8.00%	12/8/2028	13,813	13,185	13,130	1.0%
Total Capital Markets							122,276	124,269

Consumer Finance
ACM ASOF VIII LCLUB LLC	First Lien Term Loan		N/A	13.00%	6/30/2030	14,065	13,995	13,995	1.1%
Exeter Short Term Funding LLC	First Lien Revolving Loan	(9)(10)	SOFR + 6.10%, 2.00% Floor	10.65%	2/9/2026	23,758	23,595	23,595	1.9%
Total Consumer Finance							37,590	37,590

Diversified Consumer Services
Harbor Purchaser, Inc.	Second Lien Term Loan	(8)(10)	SOFR + 8.50%, 0.50% Floor	12.86%	4/8/2030	12,500	12,306	12,438	1.0%
Houghton Mifflin Harcourt Co	First Lien Term Loan	(8)(10)	SOFR + 5.25%, 0.50% Floor	9.71%	4/9/2029	4,987	4,888	4,925	0.4%
Total Diversified Consumer Services							17,194	17,363

Financial Services
Advisor Group Holdings, Inc.	Unsecured Note	(8)(11)	N/A	10.75%	8/1/2027	826	809	852	0.1%
ALP CFO 2024, L.P.	Unsecured Note		N/A	10.04%	10/15/2036	11,355	11,355	11,355	0.9%
Beacon Pointe Harmony, LLC	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.11%	12/29/2028	23,228	22,925	23,228	1.9%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.49%	12/29/2028	11,061	10,831	11,061	0.9%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.49%	12/29/2028	11,194	11,116	11,194	0.9%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 4.75%, 0.75% Floor	9.20%	12/29/2028	2,603	2,552	2,603	0.2%
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	(9)	SOFR + 4.75%, 0.75% Floor	9.11%	12/29/2027	-	(30)	-	0.0%
Choreo Buyer LLC.	First Lien Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.36%	2/18/2028	5,151	5,080	5,121	0.4%
Choreo Buyer LLC.	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.00%, 1.00% Floor	9.36%	3/20/2026	-	(102)	(92)	0.0%
Edelman Financial Center	Second Lien Term Loan	(8)(10)	SOFR + 5.25%	9.61%	10/6/2028	12,500	12,472	12,629	1.0%
HBWM Intermediate II, LLC	First Lien Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.90%	11/17/2031	4,582	4,560	4,559	0.4%
HBWM Intermediate II, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR + 4.50%, 0.75% Floor	8.90%	11/16/2026	-	(14)	(27)	0.0%
HBWM Intermediate II, LLC	First Lien Revolving Loan	(9)(10)	SOFR + 4.50%, 0.75% Floor	8.88%	8/18/2031	82	72	77	0.0%
Ivy Hill Asset Management, L.P.	Unsecured Note		N/A	9.00%	6/29/2028	4,300	4,300	4,430	0.4%
LendingTree, Inc.	First Lien Term Loan	(10)	SOFR + 5.75%, 1.50% Floor	10.11%	3/27/2031	6,938	6,774	6,938	0.6%
LendingTree, Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.75%, 1.50% Floor	10.11%	3/27/2025	-	(41)	-	0.0%
MAI Capital Management Intermediate LLC	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.08%	8/29/2031	6,893	6,826	6,827	0.5%
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 4.75%, 0.75% Floor	9.08%	8/29/2026	1,289	1,264	1,251	0.1%
MAI Capital Management Intermediate LLC	First Lien Revolving Loan	(9)(10)	SOFR + 4.75%, 0.75% Floor	9.08%	8/29/2031	205	190	190	0.0%
Minotaur Acquisition, Inc.	First Lien Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.36%	5/10/2030	20,356	19,976	20,187	1.6%
Minotaur Acquisition, Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.00%, 1.00% Floor	9.36%	5/11/2026	-	(31)	(28)	0.0%
Minotaur Acquisition, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.36%	5/10/2030	3,401	3,337	3,371	0.3%
Minotaur Acquisition, Inc.	First Lien Revolving Loan	(9)	SOFR + 5.00%, 1.00% Floor	9.36%	5/10/2030	-	(37)	(17)	0.0%
New Mountain Guardian IV Income Rated Feeder II, Ltd.	Unsecured Note	(9)(10)	SOFR + 8.40%	12.92%	4/3/2037	650	650	668	0.1%
New Mountain Guardian IV Rated Feeder III, Ltd.	Unsecured Note	(9)(10)	SOFR + 5.10%	9.43%	8/28/2037	1,132	1,132	1,164	0.1%

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of December 31, 2024 (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread	Interest Rate	Maturity [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
New Mountain Guardian IV Rated Feeder III, Ltd.	Unsecured Note	(9)(10)	SOFR + 7.50%	11.83%	8/28/2037	5,394	5,394	5,530	0.4%
New Mountain Guardian IV Rated Feeder III, Ltd.	Unsecured Note	(9)(10)	SOFR + 8.02%	12.35%	8/28/2037	3,943	3,884	4,040	0.3%
Nexus Buyer LLC	Second Lien Term Loan	(8)(10)	SOFR + 6.25%	10.71%	11/5/2029	19,998	20,007	20,012	1.6%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.50%	10/4/2027	21,739	21,549	21,487	1.7%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.57%	10/4/2027	2,430	2,404	2,402	0.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.57%	10/4/2027	2,435	2,383	2,407	0.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.57%	10/4/2027	25,650	25,564	25,352	2.0%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.50%	10/4/2027	14,255	14,006	14,025	1.1%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	(9)	SOFR + 5.00%, 1.00% Floor	9.57%	10/4/2027	-	(6)	(23)	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	(9)	SOFR + 5.00%, 1.00% Floor	9.50%	10/4/2027	-	(24)	(13)	0.0%
WEG Sub Intermediate Holdings, LLC	Unsecured Note		N/A	13.00%	5/26/2033	13,962	13,760	13,974	1.1%
Total Financial Services							234,887	236,734

Health Care Providers & Services
Acentra Holdings, LLC	First Lien Term Loan	(10)	SOFR + 5.50%, 0.50% Floor	9.83%	12/17/2029	14,856	14,362	14,654	1.2%
Acentra Holdings, LLC	First Lien Term Loan	(10)	SOFR + 5.50%, 0.50% Floor	9.83%	12/17/2029	2,876	2,837	2,837	0.2%
Acentra Holdings, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.50%, 0.50% Floor	9.83%	3/19/2026	-	(57)	(119)	0.0%
Acentra Holdings, LLC	First Lien Revolving Loan	(9)(10)	SOFR + 5.50%, 0.50% Floor	9.82%	12/17/2029	154	124	134	0.0%
Action Behavior Centers Therapy LLC	First Lien Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.84%	7/2/2031	33,786	33,294	33,502	2.7%
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.25%, 0.75% Floor	9.80%	7/2/2031	421	375	370	0.0%
Action Behavior Centers Therapy LLC	First Lien Revolving Loan	(9)	SOFR + 5.25%, 0.75% Floor	9.84%	7/2/2031	-	(43)	(26)	0.0%
Belmont Buyer, Inc.	First Lien Term Loan	(10)	SOFR + 5.25%, 1.00% Floor	9.88%	6/21/2029	16,450	16,267	16,204	1.3%
Belmont Buyer, Inc.	First Lien Term Loan	(10)	SOFR + 6.50%, 1.00% Floor	10.84%	6/21/2029	18,182	17,735	18,261	1.5%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 6.50%, 1.00% Floor	10.93%	6/21/2029	4,316	4,207	4,334	0.3%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.25%, 1.00% Floor	9.88%	1/26/2026	-	(29)	(63)	0.0%
Belmont Buyer, Inc.	First Lien Revolving Loan	(9)(10)	SOFR + 6.50%, 1.00% Floor	10.95%	6/21/2029	727	678	727	0.1%
Chartis Group, LLC	First Lien Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.85%	9/17/2031	8,224	8,147	8,146	0.7%
Chartis Group, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR + 4.50%, 0.75% Floor	8.85%	9/17/2026	-	(12)	(24)	0.0%
Chartis Group, LLC	First Lien Revolving Loan	(9)	SOFR + 4.50%, 0.75% Floor	8.85%	9/17/2031	-	(12)	(12)	0.0%
Continental Buyer Inc.	First Lien Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.50%	4/2/2031	20,738	20,442	20,448	1.6%
Continental Buyer Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.25%, 0.75% Floor	9.50%	4/2/2026	-	(55)	(114)	0.0%
Continental Buyer Inc.	First Lien Revolving Loan	(9)	SOFR + 5.25%, 0.75% Floor	9.50%	4/2/2031	-	(41)	(43)	0.0%
CORA Health Holdings Corp.	First Lien Term Loan	(10)	SOFR + 5.75%, 1.00% Floor	10.74%	6/15/2027	14,300	14,204	13,201	1.1%
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.75%, 1.00% Floor	10.74%	6/15/2027	236	235	218	0.0%
Covetrus, Inc.	First Lien Term Loan	(8)(10)	SOFR + 5.00%, 0.50% Floor	9.33%	10/12/2029	8,258	7,887	7,965	0.6%
Kwol Acquisition Inc	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.08%	12/12/2029	2,403	2,397	2,395	0.2%
Kwol Acquisition Inc	First Lien Revolving Loan	(9)	SOFR + 4.75%, 0.75% Floor	9.08%	12/12/2029	-	(1)	(1)	0.0%
Giving Home Health Care	First Lien Term Loan	(10)	SOFR + 6.00%, 1.00% Floor	10.62%	4/26/2029	48,125	48,036	47,778	3.8%
MB2 Dental Solutions, LLC	First Lien Term Loan	(10)	SOFR + 5.50%, 0.75% Floor	9.86%	2/13/2031	54,392	53,908	54,681	4.4%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.50%, 0.75% Floor	9.86%	2/13/2031	2,289	2,267	2,349	0.2%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan		SOFR + 5.50%, 0.75% Floor	10.02%	2/13/2031	4,645	4,613	4,670	0.4%
MB2 Dental Solutions, LLC	First Lien Revolving Loan	(9)	SOFR + 5.50%, 0.75% Floor	9.86%	2/13/2031	-	(20)	-	0.0%
Mirra-PrimeAccess Holdings, LLC	First Lien Term Loan	(10)	SOFR + 6.50%, 1.00% Floor	11.09%	7/29/2026	24,188	23,998	19,664	1.6%
Mirra-PrimeAccess Holdings, LLC	First Lien Revolving Loan	(10)	SOFR + 6.50%, 1.00% Floor	11.09%	7/29/2026	2,055	1,995	1,543	0.1%
NextGen Healthcare	First Lien Term Loan	(10)	SOFR + 5.75%, 0.75% Floor	10.27%	11/11/2030	9,172	9,051	9,146	0.7%
NextGen Healthcare	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.75%, 0.75% Floor	10.27%	11/10/2025	-	(15)	(7)	0.0%
NextGen Healthcare	First Lien Revolving Loan	(9)	SOFR + 5.75%, 0.75% Floor	10.27%	11/9/2029	-	(11)	(2)	0.0%
One Call Corp	First Lien Term Loan	(8)(10)	SOFR + 5.50%, 0.75% Floor	10.39%	4/22/2027	16,373	15,703	15,881	1.3%
Project Ruby Ultimate Parent Corp.	Second Lien Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.72%	3/12/2029	15,000	14,927	14,925	1.2%
SpecialtyCare, Inc.	First Lien Term Loan	(10)	SOFR + 5.75%, 1.00% Floor	10.60%	6/19/2028	13,313	13,083	12,847	1.0%
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.75%, 1.00% Floor	10.66%	6/19/2028	104	103	100	0.0%
SpecialtyCare, Inc.	First Lien Revolving Loan	(9)(10)	SOFR + 4.00%	8.67%	6/18/2026	616	607	579	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.08%	1/2/2029	23,826	23,591	23,826	1.9%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 4.75%, 0.75% Floor	9.08%	1/2/2029	697	644	696	0.1%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.33%	1/2/2029	5,348	5,300	5,348	0.4%
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	(9)	SOFR + 4.75%, 0.75% Floor	9.08%	12/29/2026	-	(21)	-	0.0%

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of December 31, 2024 (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread	Interest Rate	Maturity [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Trinity Partners Holdings, LLC	First Lien Term Loan	(10)	SOFR + 5.50%, 0.75% Floor	9.96%	12/21/2028	26,795	26,559	26,795	2.1%
Trinity Partners Holdings, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.50%, 0.75% Floor	9.96%	6/21/2025	-	(66)	-	0.0%
TST Intermediate Holdings, LLC	First Lien Term Loan	(10)	SOFR + 5.50%, 1.00% Floor	10.19%	12/31/2028	15,885	15,826	15,647	1.3%
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.50%, 1.00% Floor	10.19%	12/31/2028	12,813	12,623	12,533	1.0%
TST Intermediate Holdings, LLC	First Lien Revolving Loan	(9)	SOFR + 5.50%, 1.00% Floor	10.19%	12/31/2028	-	(13)	(13)	0.0%
Vital Care Buyer LLC	First Lien Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.83%	7/30/2031	6,626	6,561	6,563	0.5%
Vital Care Buyer LLC	First Lien Revolving Loan	(9)	SOFR + 4.50%, 0.75% Floor	8.83%	7/30/2031	-	(8)	(8)	0.0%
Total Health Care Providers & Services							422,182	418,535

Health Care Technology
Ellkay, LLC	First Lien Term Loan	(10)	SOFR + 7.50%, 1.00% Floor	12.55%	9/14/2027	28,377	27,987	24,608	2.0%
Ellkay, LLC	First Lien Revolving Loan	(9)	SOFR + 7.50%, 1.00% Floor	12.55%	9/14/2027	-	(28)	(288)	0.0%
Homecare Software Solutions LLC	First Lien Term Loan	(10)	SOFR + 5.55%, 0.75% Floor	9.93%	6/16/2031	11,782	11,672	11,670	0.9%
Homecare Software Solutions LLC	First Lien Term Loan	(10)	SOFR + 5.55%, 0.75% Floor	9.93%	6/16/2031	5,026	4,977	4,978	0.4%
Homecare Software Solutions LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.55%, 0.75% Floor	9.93%	6/16/2031	4,376	4,335	4,335	0.3%
Imagine Acquisitionco, LLC	First Lien Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.59%	11/16/2027	28,071	27,857	28,071	2.2%
Imagine Acquisitionco, LLC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.55%	11/16/2027	232	198	232	0.0%
Total Health Care Technology							76,998	73,606

Insurance
Alkeme Intermediary Holdings, LLC	First Lien Term Loan	(10)	SOFR + 5.75%, 1.00% Floor	10.11%	10/28/2026	11,638	11,493	11,490	0.9%
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.75%, 1.00% Floor	10.11%	10/28/2026	10,822	10,597	10,526	0.8%
Amerilife Holdings LLC	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.70%	8/31/2029	68,480	67,880	68,179	5.4%
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.70%	8/31/2029	4,476	4,374	4,435	0.4%
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.70%	8/31/2029	180	179	180	0.0%
AmeriLife Holdings LLC	First Lien Revolving Loan	(9)	SOFR + 5.00%, 0.75% Floor	9.70%	8/31/2028	-	(64)	(30)	0.0%
AP Highlands Holdings, L.P.	Unsecured Note		N/A	9.25%	10/16/2028	4,965	4,918	4,915	0.4%
AP Highlands Co-Invest, L.P.	Unsecured Note		N/A	9.25%	10/16/2028	3,035	3,007	3,005	0.2%
Arden Insurance Services LLC	First Lien Term Loan	(10)	SOFR + 5.25%, 1.00% Floor	9.58%	11/27/2030	13,171	12,975	12,973	1.0%
Arden Insurance Services LLC	First Lien Revolving Loan	(10)	SOFR + 5.25%, 1.00% Floor	9.58%	11/27/2030	366	339	338	0.0%
Ardonagh Finco B.V.	First Lien Term Loan	(10)	SOFR + 4.75%, 0.50% Floor	9.90%	2/18/2031	4,410	4,350	4,428	0.4%
ARMStrong Receivable Management	First Lien Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.43%	10/5/2029	14,599	14,581	14,542	1.2%
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.69%	10/5/2029	392	390	387	0.0%
ARMStrong Receivable Management	First Lien Revolving Loan	(9)	SOFR + 5.00%, 1.00% Floor	9.43%	10/5/2029	-	-	(1)	0.0%
Babylon Buyer, Inc.	First Lien Term Loan	(10)	SOFR + 5.75%, 0.75% Floor	10.15%	3/8/2030	36,339	35,513	35,866	2.9%
Babylon Buyer, Inc.	First Lien Revolving Loan	(10)	SOFR + 5.75%, 0.75% Floor	10.13%	3/8/2030	1,479	1,447	1,459	0.1%
Captive Resources Midco, LLC	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.11%	7/2/2029	30,945	30,529	30,945	2.5%
Captive Resources Midco, LLC	First Lien Revolving Loan	(9)	SOFR + 4.75%, 0.75% Floor	9.11%	7/1/2028	-	(26)	-	0.0%
Euclid Transactional, LLC	First Lien Term Loan	(10)	SOFR + 5.50%, 0.75% Floor	11.27%	10/2/2028	71,561	70,575	71,561	5.7%
Foundation Risk Partners, Corp.	First Lien Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.58%	10/29/2030	4,569	4,569	4,526	0.4%
Foundation Risk Partners, Corp.	First Lien Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.58%	10/29/2030	41,751	40,640	41,359	3.3%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.25%, 0.75% Floor	9.58%	10/29/2030	4,877	4,809	4,787	0.4%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.58%	10/29/2030	5,657	5,657	5,604	0.4%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.58%	10/29/2030	19,512	19,092	19,329	1.5%
Foundation Risk Partners, Corp.	First Lien Revolving Loan	(9)	SOFR + 5.25%, 0.75% Floor	9.58%	10/29/2029	-	(193)	(41)	0.0%
Galway Borrower LLC	First Lien Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.83%	9/29/2028	33,977	33,656	34,032	2.7%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.83%	9/29/2028	17,826	17,474	17,697	1.4%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.75%, 0.75% Floor	8.82%	9/29/2028	194	161	120	0.0%
Galway Borrower LLC	First Lien Revolving Loan	(9)(10)	SOFR + 4.50%, 0.75% Floor	8.82%	10/2/2028	253	244	253	0.0%
OneDigital Borrower LLC	Second Lien Term Loan	(8)(10)	SOFR + 5.25%, 0.50% Floor	9.61%	7/2/2032	20,000	19,903	19,956	1.6%
RSC Acquisition, Inc	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.34%	10/30/2029	5,940	5,940	5,912	0.5%
RSC Acquisition, Inc	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.34%	10/30/2029	2,243	2,243	2,232	0.2%
RSC Acquisition, Inc	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.08%	10/30/2029	4,297	4,298	4,277	0.3%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.26%	10/30/2029	21,358	21,358	21,257	1.7%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.26%	10/30/2029	15,911	15,911	15,836	1.3%
THG Acquisition, LLC	First Lien Term Loan	(10)	SOFR + 4.75%	9.11%	10/31/2031	26,229	25,969	25,967	2.1%

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of December 31, 2024 (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread	Interest Rate	Maturity [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
THG Acquisition, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR + 4.75%	9.11%	10/31/2026	-	(29)	(58)	0.0%
THG Acquisition, LLC	First Lien Revolving Loan	(9)(10)	SOFR + 4.75%	9.11%	10/31/2031	217	189	188	0.0%
Worldwide Insurance Network, LLC	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	10.22%	5/28/2030	24,100	23,761	23,761	1.9%
Worldwide Insurance Network, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.00%, 0.75% Floor	10.32%	5/28/2030	7,070	6,939	6,799	0.5%
Total Insurance							525,648	528,991

IT Services
Auctane Holdings, LLC	First Lien Term Loan	(10)	SOFR + 5.75%, 0.75% Floor	10.94%	10/5/2028	38,900	38,417	38,398	3.1%
Auctane Holdings, LLC	First Lien Term Loan	(10)	SOFR + 5.75%, 0.75% Floor	10.94%	10/5/2028	12,764	12,605	12,599	1.0%
Bottomline Technologies, Inc.	First Lien Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.61%	5/14/2029	76,421	75,327	75,650	6.0%
Bottomline Technologies, Inc.	First Lien Revolving Loan	(9)	SOFR + 5.25%, 0.75% Floor	9.61%	5/15/2028	-	(83)	(74)	0.0%
DCert Buyer, Inc.	Second Lien Term Loan	(8)(10)	SOFR + 7.00%	11.36%	2/19/2029	8,259	8,157	6,731	0.5%
DS Admiral Bidco LLC	First Lien Term Loan	(8)(10)	SOFR + 4.25%	8.61%	6/26/2031	4,988	4,789	4,863	0.4%
Evergreen Services Group PIK Holdco, LLC	Unsecured Note		N/A	13.75%	4/7/2031	7,071	6,923	6,965	0.6%
Evergreen Services Group PIK Holdco, LLC	Unsecured Note		N/A	13.75%	4/7/2031	3,883	3,800	3,825	0.3%
Helpsystems Holdings, Inc.	Second Lien Term Loan	(10)	SOFR + 6.75%, 0.75% Floor	11.44%	11/19/2027	10,000	10,000	8,100	0.6%
Lytx, Inc.	First Lien Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.48%	2/28/2028	19,661	19,661	19,661	1.6%
Ministry Brands Holdings, LLC	First Lien Term Loan	(10)	SOFR + 5.50%, 0.75% Floor	9.96%	12/28/2028	17,170	17,061	16,966	1.4%
Ministry Brands Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.50%, 0.75% Floor	9.96%	12/28/2028	1,736	1,730	1,716	0.1%
Ministry Brands Holdings, LLC	First Lien Revolving Loan	(9)	SOFR + 5.50%, 0.75% Floor	9.96%	12/30/2027	-	(8)	(20)	0.0%
Total IT Services							198,379	195,380

Professional Services
Accordion Partners Holdings LLC	Unsecured Note		N/A	12.75%	11/15/2034	15,244	14,944	14,939	1.2%
Accordion Partners LLC	First Lien Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.58%	11/17/2031	32,723	32,504	32,396	2.6%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.25%, 0.75% Floor	9.58%	11/16/2026	-	(27)	(55)	0.0%
Accordion Partners LLC	First Lien Revolving Loan	(9)	SOFR + 5.25%, 0.75% Floor	9.58%	11/17/2031	-	(24)	(36)	0.0%
ALKU Intermediate Holdings, LLC	First Lien Term Loan	(10)	SOFR + 6.25%, 0.75% Floor	10.50%	5/23/2029	3,649	3,576	3,665	0.3%
ALKU Intermediate Holdings, LLC	First Lien Term Loan	(10)	SOFR + 5.50%, 0.50% Floor	9.75%	5/23/2029	403	396	396	0.0%
Aprio Advisory Group, LLC	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.32%	8/1/2031	20,251	20,053	20,059	1.6%
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 4.75%, 0.75% Floor	9.08%	8/1/2031	4,063	4,002	3,980	0.3%
Aprio Advisory Group, LLC	First Lien Revolving Loan	(9)(10)	SOFR + 4.75%, 0.75% Floor	9.32%	8/1/2031	1,409	1,367	1,367	0.1%
Baker Tilly Advisory Group, L.P.	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.11%	6/3/2031	18,134	17,876	17,871	1.4%
Baker Tilly Advisory Group, L.P.	First Lien Delayed Draw Term Loan	(9)	SOFR + 4.75%, 0.75% Floor	9.11%	6/3/2026	-	(23)	(40)	0.0%
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	(9)	SOFR + 4.75%, 0.75% Floor	9.11%	6/3/2030	-	(53)	(54)	0.0%
BDO USA, P.C.	First Lien Term Loan	(10)	SOFR + 5.00%, 2.00% Floor	9.52%	8/31/2028	13,365	13,144	13,311	1.1%
Cherry Bekaert Advisory LLC	First Lien Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.61%	6/30/2028	4,320	4,251	4,266	0.3%
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.61%	6/30/2028	4,984	4,894	4,913	0.4%
Explorer Investor, Inc	First Lien Term Loan	(10)	SOFR + 6.00%, 0.50% Floor	10.51%	6/28/2029	28,336	27,130	26,655	2.1%
IG Investments Holdings, LLC	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.57%	9/22/2028	47,083	46,543	46,782	3.7%
IG Investments Holdings, LLC	First Lien Revolving Loan	(9)	SOFR + 5.00%, 0.75% Floor	9.57%	9/22/2028	-	(51)	(22)	0.0%
KRIV Acquisition Inc.	First Lien Term Loan	(10)	SOFR + 5.75%, 1.00% Floor	10.11%	7/6/2029	13,837	13,837	13,833	1.1%
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.75%, 1.00% Floor	10.11%	9/25/2026	-	(118)	(7)	0.0%
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.75%, 1.00% Floor	10.11%	7/6/2029	1,670	1,670	1,669	0.1%
MBO Partners, Inc.	First Lien Term Loan	(10)	SOFR + 7.75%, 1.00% Floor	12.23%	5/23/2028	43,763	42,788	43,369	3.5%
MBO Partners, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 7.75%, 1.00% Floor	12.56%	5/23/2028	12,300	12,174	12,189	1.0%
OMNIA Partners LLC	Second Lien Term Loan	(10)	SOFR + 5.00%, 0.00% Floor	9.62%	5/31/2032	10,000	9,952	10,157	0.8%
PAS Parent Inc.	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.11%	12/29/2028	1,861	1,861	1,844	0.1%
PAS Parent Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR + 4.75%, 0.75% Floor	9.11%	6/26/2026	-	(24)	(52)	0.0%
PAS Parent Inc.	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 4.75%, 0.75% Floor	9.11%	12/29/2028	7,481	7,343	7,399	0.6%
PAS Parent Inc.	First Lien Revolving Loan	(9)	SOFR + 4.75%, 0.75% Floor	9.11%	12/30/2027	-	(15)	(9)	0.0%
People 2.0, Inc.	First Lien Term Loan	(10)	SOFR + 7.50%, 1.00% Floor	11.83%	7/12/2028	44,476	43,862	43,533	3.5%
Petra Borrower, LLC	First Lien Term Loan	(10)	SOFR + 5.75%, 1.00% Floor	10.32%	11/15/2030	15,845	15,492	15,646	1.3%
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.75%, 1.00% Floor	10.19%	11/15/2030	2,947	2,847	2,870	0.2%
Petra Borrower, LLC	First Lien Revolving Loan	(9)	SOFR + 5.75%, 1.00% Floor	10.32%	11/15/2029	-	(51)	(31)	0.0%

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of December 31, 2024 (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread	Interest Rate	Maturity [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
More Cowbell II LLC	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.89%	9/2/2030	49,478	48,421	49,478	4.0%
More Cowbell II LLC	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.00%, 0.75% Floor	8.89%	9/1/2025	-	(23)	-	0.0%
More Cowbell II LLC	First Lien Revolving Loan	(9)(10)	SOFR + 5.00%, 0.75% Floor	9.26%	9/3/2029	2,831	2,693	2,831	0.2%
Williams Marston, LLC	First Lien Term Loan	(10)	SOFR + 5.75%, 1.00% Floor	10.36%	8/25/2028	15,602	15,134	15,133	1.2%
Williams Marston, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.75%, 1.00% Floor	10.36%	8/25/2025	-	(32)	(77)	0.0%
Williams Marston, LLC	First Lien Revolving Loan	(9)(10)	SOFR + 5.75%, 1.00% Floor	10.36%	8/25/2028	-	(41)	(67)	0.0%
Total Professional Services							408,272	410,101

Real Estate Management & Development
Accuserve Solutions, Inc.	First Lien Term Loan	(10)	SOFR + 5.25%, 1.00% Floor	10.03%	3/15/2030	64,629	64,189	63,679	5.1%
Accuserve Solutions, Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.25%, 1.00% Floor	10.03%	3/16/2026	-	(9)	(72)	0.0%
Accuserve Solutions, Inc.	First Lien Revolving Loan	(9)	SOFR + 5.25%, 1.00% Floor	10.03%	3/15/2030	-	-	(97)	0.0%
Freedom Mortgage Corp	Unsecured Note	(8)(11)	N/A	12.25%	10/1/2030	2,333	2,292	2,583	0.2%
Guardian Restoration Partners Buyers, LLC	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.08%	11/3/2031	8,229	8,128	8,126	0.6%
Guardian Restoration Partners Buyers, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	10.02%	11/3/2031	4,632	4,526	4,461	0.4%
Guardian Restoration Partners Buyers, LLC	First Lien Revolving Loan	(9)	SOFR + 4.75%, 0.75% Floor	9.08%	11/3/2031	-	(25)	(26)	0.0%
Southpaw AP Buyer, LLC	First Lien Term Loan	(10)	SOFR + 5.25%, 1.00% Floor	9.99%	3/2/2028	10,679	10,545	10,610	0.8%
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.25%, 1.00% Floor	9.76%	3/2/2028	607	600	601	0.0%
Southpaw AP Buyer, LLC	First Lien Revolving Loan	(9)	SOFR + 5.25%, 1.00% Floor	9.99%	3/2/2028	-	(12)	(6)	0.0%
Titan Home Improvement, LLC	First Lien Term Loan	(10)	SOFR + 5.75%, 1.00% Floor	10.26%	5/31/2030	24,497	24,037	24,031	1.9%
Titan Home Improvement, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.75%, 1.00% Floor	10.26%	6/2/2026	-	(42)	(87)	0.0%
Titan Home Improvement, LLC	First Lien Revolving Loan	(9)	SOFR + 5.75%, 1.00% Floor	10.26%	5/31/2030	-	(69)	(73)	0.0%
Total Real Estate Management & Development							114,160	113,730

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of December 31, 2024 (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread	Interest Rate	Maturity [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Software
Anaplan Inc.	First Lien Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.58%	6/21/2029	20,672	20,364	20,672	1.7%
Anaplan Inc.	First Lien Revolving Loan	(9)	SOFR + 5.25%, 0.75% Floor	9.58%	6/21/2028	-	(18)	-	0.0%
Diligent Corporation	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	10.09%	8/6/2030	45,568	45,422	45,249	3.6%
Diligent Corporation	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	10.09%	8/6/2030	7,812	7,471	7,757	0.6%
Diligent Corporation	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.00%, 0.75% Floor	10.09%	4/30/2026	-	(28)	(29)	0.0%
Diligent Corporation	First Lien Revolving Loan	(9)	SOFR + 5.00%, 0.75% Floor	10.09%	8/6/2030	-	(55)	(42)	0.0%
Eclipse Buyer, Inc.	First Lien Term Loan	(10)	SOFR + 4.75%, 0.50% Floor	9.26%	9/8/2031	12,590	12,469	12,474	1.0%
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR + 4.75%, 0.50% Floor	9.26%	9/7/2026	-	(10)	(20)	0.0%
Eclipse Buyer, Inc.	First Lien Revolving Loan	(9)	SOFR + 4.75%, 0.50% Floor	9.26%	9/8/2031	-	(10)	(10)	0.0%
GovDelivery Holdings LLC	First Lien Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	10.34%	1/17/2031	15,682	15,547	15,682	1.3%
GovDelivery Holdings LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.84%	1/17/2031	2,323	2,297	2,301	0.2%
GovDelivery Holdings LLC	First Lien Revolving Loan	(9)	SOFR + 5.25%, 0.75% Floor	10.34%	1/17/2031	-	(19)	-	0.0%
GS Acquisitionco, Inc.	First Lien Term Loan	(10)	SOFR + 5.25%, 1.00% Floor	9.58%	5/25/2028	39,247	39,131	39,247	3.1%
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.25%, 1.00% Floor	9.58%	5/25/2028	316	310	316	0.0%
GS Acquisitionco, Inc.	First Lien Revolving Loan	(9)(10)	SOFR + 5.25%, 1.00% Floor	9.58%	5/25/2028	-	(4)	-	0.0%
Hyland Software, Inc	First Lien Term Loan	(10)	SOFR + 6.00%, 0.75% Floor	10.36%	9/19/2030	25,048	24,723	24,980	2.0%
Hyland Software, Inc	First Lien Revolving Loan	(9)	SOFR + 6.00%, 0.75% Floor	10.36%	9/19/2029	-	(14)	(3)	0.0%
Mandolin Technology Intermediate Holdings, Inc.	Second Lien Term Loan	(10)	SOFR + 6.50%, 1.00% Floor	10.98%	7/30/2029	17,500	17,374	14,012	1.1%
Maverick 1 LLC	Second Lien Term Loan	(10)	SOFR + 6.75%, 0.75% Floor	11.49%	5/18/2029	9,000	8,968	8,739	0.7%
oneZero Financial Systems, LLC	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.59%	10/7/2031	26,923	26,658	26,654	2.1%
oneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.00%, 0.75% Floor	9.59%	10/7/2026	-	(23)	(47)	0.0%
oneZero Financial Systems, LLC	First Lien Revolving Loan	(9)	SOFR + 5.00%, 0.75% Floor	9.59%	10/7/2031	-	(33)	(34)	0.0%
Orion Advisor Solutions Inc.	Second Lien Term Loan	(10)	SOFR + 7.50%, 1.00% Floor	12.09%	9/24/2028	16,623	16,535	16,573	1.3%
Orion Advisor Solutions Inc.	Second Lien Delayed Draw Term Loan	(9)(10)	SOFR + 7.50%, 1.00% Floor	12.09%	9/24/2028	3,413	3,383	3,383	0.3%
Simplifi Holdings, Inc.	First Lien Term Loan	(10)	SOFR + 5.50%, 0.75% Floor	9.96%	10/1/2027	26,295	26,003	26,295	2.1%
Simplifi Holdings, Inc.	First Lien Revolving Loan	(9)(10)	SOFR + 5.50%, 0.75% Floor	9.96%	10/1/2027	-	(20)	-	0.0%
Syntax Systems Limited	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.58%	10/30/2028	541	536	542	0.0%
Syntax Systems Limited	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.46%	10/30/2028	10,480	10,417	10,480	0.8%
Tamarack Intermediate, L.L.C.	First Lien Term Loan	(10)	SOFR + 5.75%, 0.75% Floor	10.30%	3/13/2028	20,947	20,698	20,700	1.7%
Tamarack Intermediate, L.L.C.	First Lien Revolving Loan	(9)	SOFR + 5.75%, 0.75% Floor	10.30%	3/13/2028	-	(37)	(41)	0.0%
Total Software							298,035	295,830

Total Debt Investments							2,455,621	2,452,129

Preferred Equity - 2.9%
Health Care Technology
Imagine Acquisitionco, LLC	Preferred Equity			N/A	11/16/2021	2,000	2,000	3,140	0.3%
Total Health Care Technology							2,000	3,140

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of December 31, 2024 (Continued)

(in thousands)

Portfolio Company 1 2 3	Type of Investment	Footnotes	Reference Rate and Spread	Interest Rate	Acquisition Date	Par Amount / Units	Cost [4]	Fair Value	Percentage of Net Assets [5]
Insurance
Galway Borrower LLC	Preferred Equity			14.00%	4/28/2023	12,601	12,370	12,679	1.0%
RSC Topco, Inc.	Preferred Equity	(10)		13.25%	8/14/2023	6,004	5,873	5,968	0.5%
Total Insurance							18,243	18,647

Software
Eclipse Buyer, Inc.	Preferred Equity			12.50%	9/6/2024	3,490	3,422	3,423	0.3%
GT Polaris Holdings, Inc	Preferred Equity			12.50%	6/6/2022	11,304	11,168	11,016	0.9%
Total Software							14,590	14,439

Total Preferred Equity Investments							34,833	36,226

Common Equity and Warrants - 1.3%
Capital Markets
Resolute Investment Managers, Inc.	Equity			N/A	12/29/2023	55	1,236	1,276	0.1%
Total Capital Markets							1,236	1,276

Health Care Providers & Services
New Giving Acquisition, Inc.	Equity			N/A	8/19/2022	2	-	998	0.1%
Total Health Care Providers & Services							-	998

Professional Services
THL Fund IX Investors (Plymouth), L.P.	Equity			N/A	9/1/2023	3,732	3,732	4,191	0.3%
Total Professional Services							3,732	4,191

Real Estate Management & Development
ACC Ultimate Holdings, L.P.	Equity			N/A	5/8/2024	375	3,750	3,750	0.3%
Total Real Estate Management & Development							3,750	3,750

Software
Spirit RR Holdings, Inc.	Equity			N/A	9/19/2022	3,586	3,635	5,672	0.5%
Total Software							3,635	5,672

Total Common Equity and Warrants Investments							12,353	15,887

Total Non-Controlled/Non-Affiliated Investments							$2,502,807	$2,504,242

(1)
All of the Company's investments are domiciled in the United States except for Ardonagh Finco B.V., New Mountain Guardian, and Syntax Systems Limited, which are domiciled in the United Kingdom, Bermuda, and Canada, respectively.
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

March 31, 2025

(unaudited)

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

All intercompany balances and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Stone Point Credit Corporation and the consolidated SPVs. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. The Company’s fiscal year ends on December 31. The functional currency of the Company is U.S. dollars.

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

Investments at Fair Value

In accordance with Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Company’s “Valuation Designee”. The Adviser, with the assistance of the Adviser’s Valuation Committee, subject to oversight by the Board, is responsible for determining the fair value of the Company’s investments in instances where there is no readily available market quotation. Investments for which market quotations are readily available may be priced by independent pricing services. From time to time, the Company retains external, independent valuation firms to provide input, data, and valuation analyses on the Company’s portfolio companies.

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

($ in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Fee Income	$74	$175
Total revenue from contracts with customers	$74	$175

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of both March 31, 2025 and December 31, 2024, no investments were on non-accrual status.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. During the three months ended March 31, 2025 and 2024, the Company earned dividend income of $987 and $315, respectively, that were included on the Consolidated Statements of Operations as dividend income.

Organizational Expenses and Offering Costs

Organizational expenses are costs associated with the organization of the Company and are expensed as incurred. Offering expenses are costs associated with the offering of the Company's common stock, par value $0.001 per share (the “Common Stock”)

and are capitalized as deferred offering expenses on the Consolidated Statement of Assets and Liabilities. Deferred offering expenses are amortized over a twelve-month period from incurrence.

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

The Company evaluates tax positions taken or expected to be taken while preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted later based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions from inception through March 31, 2025. The Company’s federal and state tax returns remain open for the prior three or four years, depending upon the jurisdiction, and subject to examination by the Internal Revenue Service and state tax authorities.

As of March 31, 2025 and December 31, 2024, the tax cost of the Company’s investments approximates its amortized cost.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. During the three months ended March 31, 2025 and 2024, the Company recorded $319 and $617 of realized gains, respectively. During the three months ended March 31, 2025 and 2024, the Company recorded $168 and $6,791 of unrealized appreciation, respectively.

Distributions to Common Stockholders

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

Segment Reporting

In accordance with Topic 280 – Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets. The Company’s investment objective is to generate both current income and and to a lesser extentcapital appreciation through its investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chairman, president, chief financial officer and chief operating officer. The CODM assesses the performance and makes decisions of the Company on a consolidated basis primarily based on the Company’s net increase in stockholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of distributions to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820),” which clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. An entity that qualifies as an investment company under Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. The Company has adopted of ASU No. 2022-03 and does not believe that it had a material effect on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740),” which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU No. 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company has adopted ASU 2023-09 for the fiscal year 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-04, “Debt – Debt with Conversion and Other Options (Subtopic 470-20)”, which clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently assessing the impact of the guidance but does not expect it will have a material impact on its consolidated financial statements. Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

Base Management Fee

The Company pays to the Adviser an asset-based fee (the “Management Fee”) for management services in an amount equal to an annual rate of 1.30% of the average value of the Company’s gross assets (excluding cash and cash equivalents) as of the last day of the most recently completed calendar quarter and the last day of the immediately preceding calendar quarter payable quarterly in arrears. The Management Fee for any partial quarter is appropriately prorated based on the actual number of days elapsed during such partial quarter as a fraction of the number of days in the relevant calendar year. For the three months ended March 31, 2025 and 2024, the Company incurred Management Fees of $8,337 and $6,713, respectively. As of March 31, 2025 and December 31, 2024, the Company recorded Management Fees payable of $8,337 and $8,013, respectively.

Incentive Fee

Beginning December 21, 2024, on the fourth anniversary of the date on which Stockholders were required to fund their initial drawdown (the “Incentive Commencement Date”), the Company pays the Adviser an incentive fee (“Incentive Fee”) as set forth below. The Incentive Fee consists of two parts. The first part (the “Investment Income Incentive Fee”) is calculated and payable on a quarterly basis, in arrears, commencing December 31, 2024, following the Incentive Commencement Date, and equals 15% of “pre-incentive fee net investment income” for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.75% (i.e., 7% annualized) measured on a quarterly basis. For purposes of computing the initial installment of the Investment Income Incentive Fee, as the Incentive Commencement Date did not fall on the first day of a calendar quarter, the initial Investment Income Incentive Fee is calculated and payable for the period that commences on the Incentive Commencement Date through the last day of the first complete calendar quarter immediately following the Incentive Commencement Date (March 31, 2025). The second part (the “Capital Gains Incentive Fee”) is an annual fee that is calculated in arrears, as of the end of each calendar year ending after the Incentive Commencement Date (or upon termination of the Investment Advisory Agreement) in an amount equal to 15% of realized capital gains, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year, less the aggregate amount of any previously paid Capital Gains Incentive Fee. As the Incentive Commencement Date did not fall on the first day of a calendar year, the initial Capital Gains Incentive Fee shall be payable for the period that commences on the Incentive Commencement Date through December 31, 2025. For the three months ended March 31, 2025 and 2024, the Company incurred Incentive Income Incentive Fees of $5,216 and $0, respectively. For the three months ended March 31, 2025 and 2024, the Company did not incur any Capital Gains Incentive Fees.

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

For the three months ended March 31, 2025 and 2024, the Company incurred $216 and $249, respectively, of administrative overhead expenses that were included on the Consolidated Statements of Operations as professional fees. As of March 31, 2025 and December 31, 2024, $216 and $213, respectively, of administrative overhead expenses remained payable and were included on the

Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses. For each of the three months ended March 31, 2025 and 2024, the Administrator did not waive any charges that were eligible for reimbursement under the terms of the Administration Agreement.

Sub-Administration and Custodian Fees

On January 22, 2021, the Administrator entered into a sub-administration agreement with U.S. Bank Global Fund Services (in such capacity, the “Sub-Administrator”) under which the Sub-Administrator provides various accounting and other administrative services with respect to the Company. The Company pays the Sub-Administrator fees for services the Administrator determines are commercially reasonable in its sole discretion. The Company also reimburses the Sub-Administrator for all reasonable expenses. To the extent that the Sub-Administrator outsources any of its functions, the Sub-Administrator pays any compensation associated with such functions. The Sub-Administrator also serves as the Company’s custodian (the “Custodian”).

For the three months ended March 31, 2025 and 2024, the Company incurred expenses for services provided by the Sub-Administrator and the Custodian of $478 and $338, respectively, that were included on the Consolidated Statements of Operations as professional fees. As of March 31, 2025 and December 31, 2024, $508 and $470, respectively, remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

Transfer Agent Fees

The Company has entered into a transfer agent servicing agreement with U.S. Bank Global Fund Services (in such capacity, the “Transfer Agent”). For the three months ended March 31, 2025 and 2024, the Company incurred expenses for services provided by the Transfer Agent of $19 and $20, respectively, that were included on the Consolidated Statements of Operations as professional fees. As of March 31, 2025 and December 31, 2024, $15 and $11, respectively, remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

Affiliated Capital Market Entities

The Adviser is an affiliate of SPC Capital Markets LLC, a Delaware limited liability company (the “Affiliated Broker-Dealer”), which is registered as a broker-dealer with the SEC and a member of FINRA and the Securities Investor Protection Corporation (together with the other Stone Point affiliated entities that conduct financial services, loan origination, structuring, placement or other similar business as a broker, dealer, distributor, syndicator, arranger or originator of securities or loans, collectively the “Affiliated Capital Market Entities”). During the three months ended March 31, 2025 and 2024, the Company did not pay the Affiliated Broker-Dealer any fees. The Affiliated Broker-Dealer may receive fees from other investors and portfolio companies in which the Company invests but will not collect fees from the Company for its portfolio investments.

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

Co-Investment Exemptive Relief

The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. On June 14, 2022, the SEC granted the Company exemptive relief (the “Order”) that permits the Company to co-invest alongside other funds managed by the Adviser or certain of its affiliates, if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the directors who are not “interested persons” of the Company, the Adviser of their respective affiliates as defined in Section 2 (a)(19) of the 1940 Act (“Independent Directors”) make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and Stockholders and do not involve overreaching in respect of the Company or Stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of Stockholders and is consistent with the Company’s then-current investment objective and strategies. The Order provides that, in connection with any co-investment transaction, the Company may participate in any such co-investment transaction on terms that are same to those applicable to the other funds managed by, or certain entities affiliated with, the Adviser or certain of its affiliates. To the extent an investment by such other fund or entity, as applicable, in an applicable co-investment opportunity is based on favorable terms, the Company will benefit from investing in such co-investment opportunity based on such favorable terms. In addition, the Order provides that, in connection with any such co-investment transaction, the Company will receive its pro rata share of any transaction fees (including break-up, structuring, monitoring or commitment fees but excluding brokerage or underwriting compensation permitted by section 17(e) or 57(k) of the 1940 Act), in respect of such co-investment transaction, based on the Company’s relative share of the amount invested or committed, as applicable, in such transaction.

Note 4. Offering Costs

The Company has and may continue to bear expenses relating to the offering of its Common Stock, including any listing of its Common Stock on a national securities exchange. Offering expenses include, without limitation, legal, accounting, printing and other offering costs including those associated with the preparation of a registration statement in connection with any offering of Common Stock.

For the three months ended March 31, 2025 and 2024, the Company incurred offering costs of $12 and $19, respectively. As of both March 31, 2025 and December 31, 2024, there was no balance payable on the Consolidated Statements of Assets and Liabilities for offering expenses payable.

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

Unfunded Portfolio Company Commitments

From time to time, the Company enters into commitments to fund investments. As of March 31, 2025 and December 31, 2024, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

($ in thousands)
Portfolio Company	Type of Investment	March 31, 2025 Par	December 31, 2024 Par
Accordion Partners LLC	First Lien Delayed Draw Term Loan	$4,581	$5,454
Accordion Partners LLC	First Lien Revolving Loan	3,636	3,636
Accuserve Solutions, Inc.	First Lien Delayed Draw Term Loan	4,226	4,876
Accuserve Solutions, Inc.	First Lien Revolving Loan	4,930	6,573
Acentra Holdings, LLC	First Lien Delayed Draw Term Loan	8,715	8,715
Acentra Holdings, LLC	First Lien Revolving Loan	1,057	1,287
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	4,268	5,722
Action Behavior Centers Therapy LLC	First Lien Revolving Loan	3,071	3,071
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	9,976	-
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	-	12,511
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	3,912	4,753
Amerilife Holdings LLC	First Lien Revolving Loan	5,672	6,891
Anaplan Inc.	First Lien Revolving Loan	1,546	1,546
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	785	4,741
Aprio Advisory Group, LLC	First Lien Revolving Loan	1,673	2,994
Arden Insurance Services LLC	First Lien Revolving Loan	1,463	1,463
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	1,020	1,020
ARMStrong Receivable Management	First Lien Revolving Loan	299	299
Babylon Buyer, Inc.	First Lien Revolving Loan	444	-
Baker Tilly Advisory Group, L.P.	First Lien Delayed Draw Term Loan	2,736	2,736
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	3,835	3,835
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	9,390	9,390
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	3,000	3,000
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	4,235	4,235
Belmont Buyer, Inc.	First Lien Revolving Loan	1,453	1,453
Bottomline Technologies, Inc.	First Lien Revolving Loan	7,365	7,365
Captive Resources Midco, LLC	First Lien Revolving Loan	2,203	2,203
Chartis Group, LLC	First Lien Delayed Draw Term Loan	2,517	2,517
Chartis Group, LLC	First Lien Revolving Loan	1,259	1,259
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	638	638
Choreo Buyer LLC.	First Lien Delayed Draw Term Loan	15,560	15,560
Cliffwater, LLC	First Lien Revolving Loan	2,857	2,857
Congress Buyer, Inc	First Lien Delayed Draw Term Loan	21,500	-
Continental Buyer Inc.	First Lien Delayed Draw Term Loan	-	8,153
Continental Buyer Inc.	First Lien Revolving Loan	4,545	3,057
Continental Buyer Inc.	First Lien Delayed Draw Term Loan	3,500	-
Diligent Corporation	First Lien Revolving Loan	5,997	5,997
Diligent Corporation	First Lien Delayed Draw Term Loan	4,124	4,124
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	2,134	2,134
Eclipse Buyer, Inc.	First Lien Revolving Loan	1,083	1,083
Ellkay, LLC	First Lien Revolving Loan	1,444	2,167
Exeter Short Term Funding LLC	First Lien Revolving Loan	20,162	8,797
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	1,645	4,686
Foundation Risk Partners, Corp.	First Lien Revolving Loan	3,526	4,407

($ in thousands)
Portfolio Company	Type of Investment	March 31, 2025 Par	December 31, 2024 Par
Galway Borrower LLC	First Lien Revolving Loan	2,032	2,767
Galway Borrower LLC	First Lien Delayed Draw Term Loan	10,180	10,596
GovDelivery Holdings LLC	First Lien Revolving Loan	2,193	2,193
GS ACQUISITIONCO, INC.	First Lien Delayed Draw Term Loan	1,109	1,109
GS ACQUISITIONCO, INC.	First Lien Revolving Loan	1,080	1,080
Guardian Restoration Partners Buyers, LLC	First Lien Delayed Draw Term Loan	8,024	9,082
Guardian Restoration Partners Buyers, LLC	First Lien Revolving Loan	1,879	2,057
HBWM Intermediate II, LLC	First Lien Delayed Draw Term Loan	-	5,498
HBWM Intermediate II, LLC	First Lien Revolving Loan	742	1,017
Williams Marston, LLC	First Lien Delayed Draw Term Loan	2,554	2,554
Williams Marston, LLC	First Lien Revolving Loan	1,820	2,235
Hyland Software, Inc	First Lien Revolving Loan	1,199	1,199
IG Investments Holdings, LLC	First Lien Revolving Loan	3,509	3,509
Imagine Acquisitionco, Inc.	First Lien Revolving Loan	4,549	4,399
Kwol Acquisition Inc	First Lien Revolving Loan	329	329
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	24,923	24,923
LendingTree, Inc.	First Lien Delayed Draw Term Loan	-	3,000
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	2,460	2,782
MAI Capital Management Intermediate LLC	First Lien Revolving Loan	1,165	1,331
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	7,585	8,932
MB2 Dental Solutions, LLC	First Lien Revolving Loan	2,244	2,244
Ministry Brands Holdings, LLC	First Lien Revolving Loan	1,695	1,695
Minotaur Acquisition, Inc.	First Lien Delayed Draw Term Loan	3,401	3,401
Minotaur Acquisition, Inc.	First Lien Revolving Loan	2,041	2,041
Mirra-PrimeAccess Holdings, LLC	First Lien Revolving Loan	685	685
New Mountain Capital LLC	Unsecured Notes	350	350
More Cowbell II LLC	First Lien Delayed Draw Term Loan	5,444	5,444
More Cowbell II LLC	First Lien Revolving Loan	5,771	4,247
New Mountain Capital LLC	Unsecured Notes	557	557
New Mountain Capital LLC	Unsecured Notes	2,657	2,657
New Mountain Capital LLC	Unsecured Notes	1,942	1,942
NextGen Healthcare	First Lien Delayed Draw Term Loan	2,370	2,370
NextGen Healthcare	First Lien Revolving Loan	889	889
NXGen Buyer, Inc.	First Lien Revolving Loan	326	326
Omega Systems Intermediate Holdings, INC	First Lien Revolving Loan	6,333	-
Omega Systems Intermediate Holdings, INC	First Lien Revolving Loan	1,900	-
oneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	3,123	4,712
oneZero Financial Systems, LLC	First Lien Revolving Loan	3,365	3,365
Orion Advisor Solutions INC.	Second Lien Delayed Draw Term Loan	4,847	6,524
PAS Parent Inc.	First Lien Delayed Draw Term Loan	1,283	1,476
PAS Parent Inc.	First Lien Delayed Draw Term Loan	5,625	5,625
PAS Parent Inc.	First Lien Revolving Loan	991	1,000
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	3,193	3,193
Petra Borrower, LLC	First Lien Revolving Loan	368	2,456
Project K Buyerco, INC.	First Lien Revolving Loan	7,727	7,727

($ in thousands)
Portfolio Company	Type of Investment	March 31, 2025 Par	December 31, 2024 Par
RCP NATS Purchaser, LLC	First Lien Delayed Draw Term Loan	8,209	-
RCP NATS Purchaser, LLC	First Lien Revolving Loan	5,746	-
Redwood Purchaser, INC	First Lien Delayed Draw Term Loan	10,663	-
Redwood Purchaser, INC	First Lien Revolving Loan	5,022	-
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	11,194	-
Simplifi Holdings, Inc.	First Lien Revolving Loan	2,205	2,892
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	198	260
Southpaw AP Buyer, LLC	First Lien Revolving Loan	868	868
SpecialtyCare, Inc.	First Lien Revolving Loan	616	446
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	5,075	6,300
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	3,500	3,500
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	1,291	5,602
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	2,000	2,000
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	1,135	1,135
Tamarack Intermediate, L.L.C.	First Lien Revolving Loan	3,516	3,516
THG Acquisition, LLC	First Lien Delayed Draw Term Loan	5,744	5,847
THG Acquisition, LLC	First Lien Revolving Loan	2,790	2,706
Titan Home Improvement, LLC	First Lien Delayed Draw Term Loan	4,605	4,605
Titan Home Improvement, LLC	First Lien Revolving Loan	3,837	3,837
Trinity Partners Holdings, LLC	First Lien Delayed Draw Term Loan	6,625	6,625
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	5,817	5,817
TST Intermediate Holdings, LLC	First Lien Revolving Loan	819	890
Vital Care Buyer LLC	First Lien Revolving Loan	874	874
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	12,000	-
World Insurance Associates, LLC	First Lien Revolving Loan	649	-
Worldwide Insurance Network, LLC	First Lien Delayed Draw Term Loan	11,010	12,174
Total Par.		$450,449	$402,617

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded on the consolidated financial statements and reflected as an adjustment to the valuation of the related security on the Consolidated Schedule of Investments as of both March 31, 2025 and December 31, 2024. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

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

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in Section 61 of the 1940 Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of March 31, 2025 and December 31, 2024, the Company’s asset coverage ratios were 189% and 194%, respectively.

The following tables show the Company’s outstanding debt as of March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value (2)
Capital Call Facility	$65,000	$22,000	$43,000	$21,818
Revolving Credit Facility	850,000	721,000	129,000	713,270
Secured Credit Facility	300,000	245,000	55,000	242,275
2025 Notes	225,000	225,000	—	224,872
2029 Notes	200,000	200,000	—	197,782
Total	$1,640,000	$1,413,000	$227,000	$1,400,017

	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value (2)
Capital Call Facility	$65,000	$27,000	$38,000	$26,757
Revolving Credit Facility	850,000	680,000	170,000	671,821
Secured Credit Facility	300,000	200,000	100,000	197,076
2025 Notes	225,000	225,000	—	224,612
2029 Notes	200,000	200,000	—	197,660
Total	$1,640,000	$1,332,000	$308,000	$1,317,926

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

As of March 31, 2025 and December 31, 2024, the maximum borrowing capacity of the Company under the Capital Call Facility was $65 million.

At the Company’s option, the Capital Call Facility accrues interest at a rate per annum based on (i) a daily simple SOFR plus an applicable margin of 2.35% or (ii) the greatest of (1) the prime rate or (2) the federal funds effective rate plus 0.5% plus an applicable margin of 1.35%. If the average unused portion of the commitment is greater than 50% during a calendar month, the unused fee will be 0.50% per annum multiplied by the daily unused portion of the commitment.

The stated Maturity Date of the Capital Call Facility December 26, 2025, unless otherwise terminated.

The Capital Call Facility includes customary covenants as well as usual and customary events of default for revolving credit facilities of this nature.

As of each of March 31, 2025 and December 31, 2024, the carrying amount of the Company’s borrowings under the Capital Call Facility approximated its fair value. As of March 31, 2025, and December 31, 2024, unamortized financing costs of $182 and $243, respectively, are being deferred and amortized over the remaining term of the Capital Call Facility. As of March 31, 2025 and December 31, 2024, the Company had an outstanding balance of $22,000 and $27,000, respectively. As of March 31, 2025 and December 31, 2024, the Capital Call Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $21,818 and $26,757, respectively.

The following table shows additional information about the interest and financing costs related to the Capital Call Facility for the three months ended March 31, 2025 and 2024:

($ in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Interest expense related to the Capital Call Facility	$492	$821
Financing expenses related to the Capital Call Facility	61	88
Total interest and financing expenses related to the Capital Call Facility	$553	$909

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

As of March 31, 2025 and December 31, 2024, the financing commitment from the lenders under the Revolving Credit Facility was $850 million and borrowings under the Revolving Credit Facility bore interest at an applicable margin of 2.45% per annum with respect to SOFR loans. In connection with the Revolving Credit Facility, SPV I made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions. The stated Maturity Date of the Revolving Credit Facility is June 27, 2029, unless otherwise terminated.

As of each of March 31, 2025 and December 31, 2024, the carrying amount of the Company’s borrowings under the Revolving Credit Facility approximated its fair value. As of March 31, 2025 and December 31, 2024, unamortized financing costs of $7,730 and $8,179, respectively, are being deferred and amortized over the remaining term of the Revolving Credit Facility. As of March 31, 2025 and December 31, 2024, the Revolving Credit Facility had an outstanding balance of $721,000 and $680,000, respectively. As of March 31, 2025 and December 31, 2024, the Revolving Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $713,270 and $671,821, respectively.

The following table shows additional information about the interest and financing costs related to the Revolving Credit Facility for the three months ended March 31, 2025 and 2024:

($ in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Interest expense related to the Revolving Credit Facility	$11,851	$12,327
Financing expenses related to the Revolving Credit Facility	449	407
Total interest and financing expenses related to the Revolving Credit Facility	$12,300	$12,734

Secured Credit Facility

On August 14, 2023, SPV II entered into a Credit Agreement (as amended, the “Secured Credit Facility”), with the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent (the “Administrative Agent”), U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as collateral custodian.

As of March 31, 2025 and December 31, 2024, the Secured Credit Facility is comprised of (i) a $250 million asset-based revolving loan facility (the “ABL Facility”) and (ii) a $50 million asset-based revolving loan facility (the “Revolver Facility”), each of which has its own borrowing base. The Secured Credit Facility contains customary covenants, including certain limitations on the activities of SPV II, and customary events of default.

On March 3, 2025, (the “First Amendment Date”), SPV II entered into an amendment to the Secured Credit Facility, which, among other things, reduced the applicable margin on borrowings from 3.10% to 2.00% per annum, extended the reinvestment period to March 3, 2028, and extended the maturity date to March 3, 2030.

As of each of March 31, 2025 and December 31, 2024, the carrying amount of the Company’s borrowings under the Secured Credit Facility approximated its fair value. As of March 31, 2025, and December 31, 2024, unamortized financing costs of $2,725 and $2,924, respectively, are being deferred and amortized over the remaining term of the Secured Credit Facility. As of both March 31, 2025, and December 31, 2024, the Secured Credit Facility had an outstanding balance of $245,000 and $200,000, respectively. As of March 31, 2025 and December 31, 2024, the Secured Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $242,275 and $197,076, respectively.

The following table shows additional information about the interest and financing costs related to the Secured Credit Facility for the three months ended March 31, 2025 and 2024:

($ in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Interest expense related to the Secured Credit Facility	$3,777	$3,962
Financing expenses related to the Secured Credit Facility	199	108
Total interest and financing expenses related to the Secured Credit Facility	$3,976	$4,070

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

As of each of March 31, 2025 and December 31, 2024, the carrying amount of the Company’s borrowings under the 2025 Notes approximated its fair value. As of March 31, 2025 and December 31, 2024, unamortized debt issuance costs of $128 and $388, respectively, are being deferred and amortized over the remaining term of the 2025 Notes. As of both March 31, 2025 and December 31, 2024, the 2025 Notes had an outstanding balance of $225,000. The 2025 Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $224,872 as of March 31, 2025 and $224,612 as of December 31, 2024.

The following table shows additional information about the interest and financing costs related to the 2025 Notes for the three months ended March 31, 2025 and 2024:

($ in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Interest expense related to the 2025 Notes	$3,279	$3,279
Financing expenses related to the 2025 Notes	260	259
Total interest and financing expenses related to the 2025 Notes	$3,539	$3,538

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

As of each of March 31, 2025 and December 31, 2024 the carrying amount of the Company’s borrowings under the 2029 Notes approximated its fair value. As of March 31, 2025 and December 31, 2024, unamortized debt issuance costs of $2,218 and $2,340, respectively, are being deferred and amortized over the remaining term of the 2029 Notes. As of both March 31, 2025 and December 31, 2024, the 2029 Notes had an outstanding balance of $200,000. The 2029 Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $197,782 as of March 31, 2025 and $197,660 as of December 31, 2024.

The following table shows additional information about the interest and financing costs related to the 2029 Notes for the three months ended March 31, 2025:

($ in thousands)	Three Months Ended March 31, 2025
Interest expense related to the 2029 Notes	$3,350
Financing expenses related to the 2029 Notes	123
Total interest and financing expenses related to the 2029 Notes	$3,473

Senior Notes

On March 21, 2025, the Company entered into a Note Purchase Agreement (the “March 2025 NPA”) governing the issuance of (i) $60 million in aggregate principal amount of senior unsecured notes due May 15, 2028 (the “2028 Notes”) and (ii) $240 million in aggregate principal amount of senior unsecured notes due May 15, 2030 (the “2030 Notes”) to qualified institutional investors in a private placement.

The 2028 Notes have a fixed interest rate of 6.03% per year and the 2030 Notes have a fixed interest rate of 6.26% per year. Each of the 2028 Notes and 2030 Notes are subject to a step up of (1) 1.00% per year, to the extent and for so long as the 2028 Notes or 2030 Notes fail to satisfy certain investment grade rating conditions and/or (2) (a) if the 2028 Notes or 2030 Notes do not satisfy certain investment grade rating conditions, an additional 1.50% per year, to the extent and for so long as either the ratio of the Company’s secured debt to total assets exceeds specified thresholds, measured as of each fiscal quarter-end, or the Company fails to deliver the required quarterly or annual financial statements and related certificates when due or (b) if the 2028 Notes or 2030 Notes satisfy certain investment grade conditions, an additional 1.00% per year, to the extent and for so long as either the ratio of the Company’s secured debt to total assets exceeds specified thresholds, measured as of each fiscal quarter-end, or the Company fails to deliver the required quarterly or annual financial statements and related certificates when due.

The 2028 Notes will mature on May 15, 2028 and the 2030 Notes will mature on May 15, 2030, in each case, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the March 2025 NPA. Interest on each of the 2028 Notes and 2030 Notes will be due semiannually in May and November of each year, beginning in November 2025. In addition, the Company is obligated to offer to repay each of the 2028 Notes and 2030 Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the March 2025 NPA, the Company may redeem each of the 2028 Notes and 2030 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed, with respect to the 2028 Notes, on or before 90 days prior to the maturity date of such notes or, with respect to the 2030 Notes, on or before 180 days prior to the maturity date of such notes, a make-whole premium.

Note 7. Net Assets

Issuances of Equity Securities

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any equity securities during the three months ended March 31, 2025 and 2024 that were not registered under the Securities Act. For the three months ended March 31, 2025 and March 31, 2024, the Company has completed the following issuances of Common Stock:

($ in thousands, except share information) Common Share Issuance Date	Number of Common Shares Issued	Net Proceeds	Per Share
March 31, 2025(1)	352,159	6,983	19.85
March 31, 2025	88,251	1,750	19.85
March 28, 2024	3,402,804	66,893	19.66
March 26, 2024(1)	461,503	9,072	19.64

(1)	Shares were issued to stockholders participating in the Company’s DRIP.

The issuances of Common Stock were made at a price at least equal to the current net asset value, with such calculation to be carried out consistent with the Company’s valuation policies and procedures.

Except with respect to shares of Common Stock issued under the DRIP, sales of Common Stock were made pursuant to subscription agreements entered into by the Company and its investors. Each of the sales of Common Stock is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten business days’ prior notice to the funding date. As of March 31, 2025, the Company has received capital commitments totaling $1,514.7 million, of which, $336.6 million remains unfunded. As of December 31, 2024, the Company had received capital commitments totaling $1,512.9 million, of which, $336.6 million remained unfunded.

Distributions

For the three months ended March 31, 2025 and 2024, the Company declared the following distributions.

($ in thousands, except per share amounts)
Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
March 27, 2025	March 31, 2025	$0.490	$30,896
March 25, 2024	March 26, 2024	$0.650	$32,700

Note 8. Investments

The following table presents the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2025 and December 31, 2024.

($ in thousands)	March 31, 2025			December 31, 2024
Investments:	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value
First Lien Loans	$2,300,957	$2,303,287	88.0%	$2,207,578	$2,209,392	88.2%
Second Lien Loans	162,435	155,661	5.9	157,690	151,362	6.0
Unsecured Notes	106,389	107,397	4.1	90,353	91,375	3.7
Preferred Equity	35,844	37,258	1.4	34,833	36,226	1.5
Common Equity and Warrants	12,366	15,991	0.6	12,353	15,887	0.6
Total Investments	$2,617,991	$2,619,594	100.0%	$2,502,807	$2,504,242	100.0%

The geographic composition of investments based on fair value as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
U.S	98.9%	98.9%
Non-U.S.	1.1	1.1
Total	100.0%	100.0%

The industry composition of investments based on fair value as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
Capital Markets	4.8%	5.0%
Diversified Consumer Services	0.0	0.7
Financial Services	10.2	9.5
Health Care Providers & Services	18.0	16.8
Health Care Technology	3.0	3.1
Insurance	21.1	21.9
IT Services	8.2	7.8
Professional Services	16.1	16.5
Real Estate Management & Development	4.7	4.6
Software	13.0	12.6
Consumer Finance	0.9	1.5
Total	100.0%	100.0%

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

The following table presents the fair value hierarchy as of March 31, 2025.

		March 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$39,667	$2,263,620	$2,303,287
Second Lien Loans	—	74,716	80,945	155,661
Unsecured Notes	—	5,690	101,707	107,397
Preferred Equity	—	—	37,258	37,258
Common Equity & Warrants	—	—	11,800	11,800
Subtotal	$—	$120,073	$2,495,330	$2,615,403
Investments Measured at NAV	$—	$—	$—	$4,191
Total	$—	$120,073	$2,495,330	$2,619,594

The following table presents the fair value hierarchy as of December 31, 2024.

	December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$33,634	$2,175,758	$2,209,392
Second Lien Loans	—	71,766	79,596	151,362
Unsecured Notes	—	3,435	87,940	91,375
Preferred Equity	—	—	36,226	36,226
Common Equity & Warrants	—	—	11,696	11,696
Subtotal	$—	$108,835	$2,391,216	$2,500,051
Investments measured at NAV	$—	$—	$—	$4,191
Total	$—	$108,835	$2,391,216	$2,504,242

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
($ in thousands)	First Lien Loans	Second Lien Loans	Unsecured Note	Preferred Equity	Common Equity & Warrants	Total Investments
Fair value, beginning of period	$2,175,756	$79,596	$87,941	$36,227	$11,696	$2,391,216
Purchases of investments, net	166,164	1,678	13,696	987	13	182,538
Proceeds from sales and principal payments, net	(82,758)	(4)	—	—	—	(82,762)
Realized gain (loss) on investments	624	—	1	—	—	625
Net change in unrealized appreciation/(depreciation)	500	(363)	8	19	91	255
Net accretion of discount and amortization of investments	3,334	38	61	25	—	3,458
Transfers in (out) of Level 3	—	—	—	—	—	—
Ending balance	$2,263,620	$80,945	$101,707	$37,258	$11,800	$2,495,330

	Three Months Ended March 31, 2024
($ in thousands)	First Lien Loans	Second Lien Loans	Unsecured Note	Preferred Equity	Common Equity & Warrants	Total Investments
Fair value, beginning of period	$1,723,677	$151,404	$48,333	$27,539	$10,593	$1,961,546
Purchases of investments, net	187,256	68,357	444	866	—	256,923
Proceeds from sales and principal payments, net	(131,842)	(18,883)	—	—	—	(150,725)
Realized gain (loss) on investments	—	—	—	—	—	—
Net change in unrealized appreciation/(depreciation)	5,255	892	525	527	362	7,561
Net accretion of discount and amortization of investments	2,966	125	45	19	—	3,155
Transfers in (out) of Level 3	—	—	—	—	—	—
Ending balance	$1,787,312	$201,895	$49,347	$28,951	$10,955	$2,078,460

During the three months ended March 31, 2025, there were no transfers into Level 3 from Level 2 because of a decrease in observable inputs and no transfers into Level 2 from Level 3 because of an increase in observable inputs. During the three months ended March 31, 2024, there were no transfers into Level 3 from Level 2 because of a decrease in observable inputs and no transfers into Level 2 from Level 3 because of an increase in observable inputs.

The following table presents the net change in unrealized appreciation (depreciation) for the Level 3 investments held by the Company at the three months ended March 31, 2025 and 2024.

($ in thousands) Net Change in Unrealized Appreciation (Depreciation)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
First Lien Loans	$500	$5,255
Second Lien Loans	(363)	892
Unsecured Note	8	525
Preferred Equity	19	527
Common Equity & Warrants	91	362
Total	$255	$7,561

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2025. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Adviser’s determination of fair value.

($ in thousands)	March 31, 2025
Investments	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
First Lien Loans	$1,903,991	Discounted Cash Flow	Discount Rate	8.3% - 16.2% (9.9%)
First Lien Loans	312,939	Market Transaction	Market Transaction	98.3% - 100.4% (99.1%)
First Lien Loans	46,689	Recovery Analysis	Recovery Rate	5.5x-18.0x (12.3x)
Second Lien Loan	47,274	Discounted Cash Flow	Discount Rate	12.0% - 21.1% (15.2%)
Second Lien Loan	33,671	Market Transaction	Market Transaction	97.2%-100.3% (99.1%)
Unsecured Notes	65,220	Discounted Cash Flow	Discount Rate	9.0% - 14.6% (12.8%)
Unsecured Notes	35,077	Market Transaction	Market Transaction	98.6% - 102.9% (99.9%)
Unsecured Notes	1,412	Market Transaction	Market Transaction	$12,199.2-$20,928.2($17,131.2)
Preferred Equity	34,099	Discounted Cash Flow	Discount Rate	13.1% - 15.0% (14.4%)
Preferred Equity	3,159	Enterprise Value Analysis	EBITDA Multiple	20.5x
Common Equity & Warrants	11,800	Enterprise Value Analysis	EBITDA Multiple	6.5x – 25.0x (18.3x)
Total	$2,495,330

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2024. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Adviser’s determination of fair value.

($ in thousands)	December 31, 2024
Investments	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
First Lien Loans	$1,973,337	Discounted Cash Flow	Discount Rate	8.4% - 17.5% (10.1%)
First Lien Loans	181,212	Market Transaction	Market Transaction	98.5% - 99.5% (99.0%)
First Lien Loans	21,207	Recovery Analysis	Recovery Rate	6.5x
Second Lien Loan	64,671	Discounted Cash Flow	Discount Rate	9.0% - 21.2% (14.1%)
Second Lien Loan	14,925	Market Transaction	Market Transaction	99.5%
Unsecured Notes	53,726	Discounted Cash Flow	Discount Rate	8.0% - 16.1% (12.7%)
Unsecured Notes	34,215	Market Transaction	Market Transaction	98.0% - 100.0% (98.9%)
Preferred Equity	33,086	Discounted Cash Flow	Discount Rate	13.2% - 15.0% (14.4%)
Preferred Equity	3,140	Enterprise Value Analysis	EBITDA Multiple	20.5x
Common Equity & Warrants	11,696	Enterprise Value Analysis	EBITDA Multiple	6.5x – 25.0x (18.3x)
Total	$2,391,216

Increases or decreases in unobservable inputs in isolation would result in a higher or lower fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. The methodology for the weighted average number of shares outstanding during the period utilizes the weighted average number of shares from the beginning of the period through the end of the period. Other potentially dilutive shares of Common Stock, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. For the three months ended March 31, 2025 and 2024, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of Common Stock for the three months ended March 31, 2025 and 2024:

($ in thousands, except share and per share information)	Three Months Ended March 31, 2025 (Unaudited)	Three Months Ended March 31, 2024 (Unaudited)
Net increase (decrease) in net assets resulting from operations	$30,041	$41,253
Weighted average shares of common stock outstanding - basic and diluted	63,058,843	50,567,410
Basic and diluted net increase (decrease) in net assets resulting from operations per share of common stock	$0.48	$0.82

Note 11. Financial Highlights

The following per share of Common Stock data has been derived from information provided on the consolidated financial statements. The following is a schedule of financial highlights for the three months ended March 31, 2025 and 2024:

($ in thousands, except share and per share information)	Three Months Ended March 31, 2025 (Unaudited)	Three Months Ended March 31, 2024 (Unaudited)
Per share of Common Stock operating performance:
Net asset value, beginning of period	$19.85	$19.71
Results of operations:
Net investment income [1]	0.47	0.67
Net realized gains (losses) and unrealized appreciation (depreciation) [2]	—	0.13
Net increase (decrease) in net assets resulting from operations	0.47	0.80

Distributions to Common Stockholders
Distributions from earnings	(0.49)	(0.65)
Net decrease in net assets resulting from distributions	(0.49)	(0.65)
Net asset value, end of period	$19.83	$19.86

Shares outstanding, end of period	63,494,413	54,172,481
Ratio/Supplemental Data
Net assets, end of period	$1,259,375	$1,075,941
Weighted average shares outstanding	63,058,843	50,567,410
Total return [3]	2.37%	4.09%
Portfolio turnover	3.16%	7.85%
Ratio of operating expenses to average net assets [4]	12.90%	11.55%
Ratio of net investment income (loss) to average net assets [4]	9.55%	13.14%

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
4
The ratios reflect an annualized amount. Non-recurring expenses were not annualized. During the three months ended March 31, 2025 and 2024, the Company incurred $12 and $19 of Offering Expenses, respectively, which were deemed to be non-recurring.

Note 12. Subsequent Events

Management has evaluated subsequent events and transactions for potential recognition and/or disclosure through the date the consolidated financial statements were issued. Except as set forth below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized on the consolidated financial statements as of and for the three months ended March 31, 2025.

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
•
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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K and elsewhere in this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC, including Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K.

You should understand that under Section 27A(b)(2)(B) of the Securities Act, and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10‑Q. Unless indicated otherwise, the “Company,” “we,” “us,” and “our” refer to Stone Point Credit Corporation, and the “Adviser” refers to Stone Point Credit Adviser LLC, an affiliate of Stone Point Capital LLC (“Stone Point Capital”) (together with the Adviser and their other affiliates, collectively, “Stone Point”).

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

As of March 31, 2025, the Company has called equity capital in the amount of $1,178.1 million. See “Subscriptions and Drawdowns” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates calling additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.

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

Leverage

The amount of leverage that the Company employs will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in the Small Business Credit Availability Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of March 31, 2025 and December 31, 2024, the Company’s asset coverage ratio was 189% and 194%, respectively.

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets or capital commitments as collateral to financing facilities.

Financial and Operating Highlights

($ in thousands, except per share amounts)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Total investment income	$69,479	$63,633
Total expenses	39,925	29,788
Net investment income (loss)	29,554	33,845
Total net realized gains (losses)	319	617
Total net change in unrealized appreciation (depreciation)	168	6,791
Net increase (decrease) in net assets resulting from operations	$30,041	$41,253
Per share information - basic and diluted:
Net investment income (loss)	$0.47	$0.67
Net increase (decrease) in net assets resulting from operations	$0.48	$0.82
Distributions declared per share	$0.49	$0.65

($ in thousands, except per share amounts) Consolidated balance sheet data	As of March 31, 2025	As of December 31, 2024
Cash and cash equivalents	$50,479	$51,760
Investments at fair value	2,619,594	2,504,242
Total assets	2,706,565	2,597,264
Total debt (net of unamortized debt issuance costs)	1,400,017	1,317,926
Total liabilities	1,447,190	1,345,767
Total net assets	1,259,375	1,251,497
Net asset value per share	$19.83	$19.85
Other data:
Number of portfolio companies	110	100
Distributions declared per share	0.49	2.55
Total return based on net asset value[1]	2.37%	14.34%

1
Total return is based upon the change in net asset value per share between the opening and ending net asset values per share, assuming reinvestment of any distributions during the period. Total return is not annualized and does not include a sales load.

Portfolio and Investment Activity

Our investment activity for the three months ended March 31, 2025 is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	Three Months Ended March 31, 2025
New investment commitments:
Total new investment commitments	$204,568
Principal amount of investments funded:
First lien loans	$173,707
Second lien loans	4,678
Unsecured notes	13,975
Total principal amount of investments funded	$192,360
Principal amount of investments sold or repaid:
First lien loans	(82,642)
Second lien loans	-
Unsecured notes	-
Total principal amount of investments sold or repaid	$(82,642)
Number of new investment commitments	17
Average new investment commitment	$12,033
Percentage of new investment commitments at floating rates	98.8%
Percentage of new investment commitments at fixed rates	1.2%
Weighted average yield to maturity on purchased or funded investments during the period[1]	12.1%
Weighted average yield to maturity on investments sold or repaid during the period	10.4%

1
Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

As of March 31, 2025, the Company had 272 debt investments in 110 portfolio companies with an aggregate fair value of $2,619.6 million. As of December 31, 2024, the Company had 254 debt investments in 100 portfolio companies with an aggregate value of $2,504.2 million.

As of March 31, 2025 and December 31, 2024, the Company’s investments consisted of the following:

($ in thousands)	March 31, 2025			December 31, 2024
Investments:	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value
First Lien Loans	$2,300,957	$2,303,287	88.0%	$2,207,578	$2,209,392	88.2%
Second Lien Loans	162,435	155,661	5.9	157,690	151,362	6.0
Unsecured Notes	106,389	107,397	4.1	90,353	91,375	3.7
Preferred Equity	35,844	37,258	1.4	34,833	36,226	1.5
Common Equity and Warrants	12,366	15,991	0.6	12,353	15,887	0.6
Total Investments	$2,617,991	$2,619,594	100.0%	$2,502,807	$2,504,242	100.0%

The geographic composition of investments based on fair value as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
U.S	98.9%	98.9%
Non-U.S.	1.1	1.1
Total	100.0%	100.0%

The industry composition of investments based on fair value as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
Capital Markets	4.8%	5.0%
Diversified Consumer Services	0.0	0.7
Financial Services	10.2	9.5
Health Care Providers & Services	18.0	16.8
Health Care Technology	3.0	3.1
Insurance	21.1	21.9
IT Services	8.2	7.8
Professional Services	16.1	16.5
Real Estate Management & Development	4.7	4.6
Software	13.0	12.6
Consumer Finance	0.9	1.5
Total	100.0%	100.0%

The following table presents certain selected information regarding our investment portfolio as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025	December 31, 2024
Investments:
Number of portfolio companies	110	100
Median EBITDA (based on par)	$110.3 million	$110.7 million
Percentage of performing debt bearing a floating rate	96.4%	96.2%
Percentage of performing debt bearing a fixed rate	3.6%	3.8%
Weighted average yield to maturity on investments[1]	10.6%	10.6%

1
Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

The following table presents the maturity schedule of our debt investments based on fair value as of March 31, 2025 and December 31, 2024:

($ in thousands)	March 31, 2025		December 31, 2024
Maturity Year	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
2024	$—	-%	$-	-%
2025	(123)	-	(84)	-
2026	71,051	2.8	66,463	2.7
2027	214,241	8.3	273,196	11.1
2028	744,208	29.0	670,886	27.4
2029	526,068	20.5	527,977	21.5
2030	456,140	17.8	468,942	19.1
2031	419,255	16.3	362,966	14.8
2032	70,514	2.7	30,113	1.2
2033	13,990	0.5	13,974	0.6
2034	15,427	0.6	14,939	0.6
2035	1,412	0.1	—	—
2036	11,355	0.4	11,355	0.5
2037	22,807	0.9	11,402	0.5
2038	-	-	—	—
	$2,566,345	99.9%	$2,452,129	100.0%

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

Investment Risk Rating	Description
1	The portfolio company is performing above expectations, and the business trends and risk factors for this investment since origination or acquisition are generally favorable.
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

The following table shows the composition of our portfolio investments on the Adviser’s internal performance rating scale:

($ in thousands)	March 31, 2025		December 31, 2024
Risk Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Level 1	$434,155	16.6%	$439,290	17.5%
Level 2	2,068,702	78.9	1,949,232	77.9
Level 3	94,227	3.6	93,237	3.7
Level 4	22,510	0.9	22,483	0.9
Level 5	—	—	—	—
	$2,619,594	100.00%	$2,504,242	100.0%

The following table presents the amortized cost of our performing and non-accrual investments as of March 31, 2025 and December 31, 2024:

($ in thousands)	March 31, 2025		December 31, 2024
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,617,991	100.0%	$2,502,807	100.0%
Non-accrual	—	—	—	—
Total	$2,617,991	100.0%	$2,502,807	100.0%

The following table presents the fair value of our performing and non-accrual investments as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
($ in thousands)	Fair Value	Percentage	Fair Value	Percentage
Performing	$2,619,594	100.0%	$2,504,242	100.0%
Non-accrual	—	—	—	—
Total	$2,619,594	100.0%	$2,504,242	100.0%

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

Results of Operations

The following table presents the operating results for the three months ended March 31, 2025 and 2024:

($ in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Total investment income	$69,479	$63,633
Less: total expenses	39,925	29,788
Net investment income (loss)	29,554	33,845
Total net realized gains (losses)	319	617
Net change in unrealized appreciation (depreciation) on investments	168	6,791
Net increase (decrease) in net assets resulting from operations	$30,041	$41,253

Investment Income

Total investment income was $69.5 million and $63.6 million for the three months ended March 31, 2025 and 2024, respectively. Total investment income consisted of interest income from investments, dividend income from investments, interest from cash and cash equivalents and fee income.

($ in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Interest income from investments	$68,417	$63,142
Dividend income from investments	987	315
Interest from cash and cash equivalents	1	1
Fee income	74	175
Total investment income	$69,479	$63,633

For the three months ended March 31, 2025 and 2024, total investment income increased to $69.5 million from $63.6 million primarily due to an increase in the size of our debt portfolio, which at par, increased to $2,608.4 million from $2,109.1 million. For the three months ended March 31, 2025, the weighted average yield on our portfolio decreased to 10.6% from 12.1% for the three months ended March 31, 2024.

Expenses

Operating expenses for the three months ended March 31, 2025 and 2024 were as follows:

($ in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Base management fees	$8,337	$6,713
Incentive fees	5,216	—
Interest and credit facility fees	24,100	21,251
Offering costs	12	19
Professional fees	2,150	1,697
Directors fees	92	92
Insurance expenses	18	16
Total expenses	$39,925	$29,788

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

For the three months ended March 31, 2025 and 2024, the Company incurred $0.2 million and $0.2 million of administrative overhead expenses, respectively.

For the three months ended March 31, 2025 and 2024, total expenses increased to $39.9 million from $29.8 million primarily due to the incentive fee and an increase in interest and credit facility fees as a result of the 2029 Notes. For the three months ended March 31, 2025, the Company incurred $5.2 million of incentive fees compared to zero for the three months ended March 31, 2024. For the three months ended March 31, 2025, the weighted average borrowings and interest rate on our floating rate credit facilities was $927.1 million and 6.8% compared to $820.5 million and 8.2% for the three months ended March 31, 2024. For the three months ended March 31, 2025, management fees increased due to an overall increase in total assets compared to the three months ended March 31, 2024.

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

Net Realized Gains (Losses) and Unrealized Appreciation (Depreciation) on Investments

The following table summarizes our net realized gains (losses) and unrealized appreciation (depreciation) for the three months ended March 31, 2025 and 2024:

($ in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net realized gains (losses) and unrealized appreciation (depreciation) on investments
Total net realized gains (losses)	$319	$617
Total net change in unrealized appreciation (depreciation)	168	6,791

Net realized gains (losses) and unrealized appreciation (depreciation) on investments	$487	$7,408

The Adviser determines the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation.

The Adviser determines the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. During the three months ended March 31, 2025, we had net change in unrealized appreciation (depreciation) on our investment portfolio of $0.2 million, driven primarily by an increase in the fair value of our debt investments compared to December 31, 2024.

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

Equity

For the three months ended March 31, 2025 and 2024, the Company completed the following issuances of Common Stock:

($ in thousands, except per share information) Common Share Issuance Date	Number of Common Shares Issued	Net Proceeds
March 31, 2025(1)	352,159	6,983
March 31, 2025	88,251	1,750
March 28, 2024	3,402,804	66,893
March 26, 2024(1)	461,503	9,072
(1)
Shares were issued to Stockholders participating in the Company’s DRIP.

The issuances of Common Stock were made at a price at least equal to the current net asset value, with such calculation to be carried out consistent with the Company's valuation policies and procedures. The Company had 63,494,413 shares outstanding as of March 31, 2025 and 63,054,004 shares outstanding as of December 31, 2024. Except with respect to shares of Common Stock issued under the DRIP, sales of Common Stock were made pursuant to subscription agreements entered into by the Company and its investors. Each of the sales of Common Stock is exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten business days’ prior notice to the funding date. As of March 31, 2025, the Company has received capital commitments totaling $1,514.7 million, of which $336.6 million remains unfunded. As of December 31, 2024, the Company had received capital commitments totaling $1,512.9 million, of which, $336.6 million remained unfunded.

Debt

Financing Facilities

The following tables show the Company’s outstanding debt as of March 31, 2025 and December 31, 2024:

	March 31, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value (2)
Capital Call Facility	$65,000	$22,000	$43,000	$21,818
Revolving Credit Facility	850,000	721,000	129,000	713,270
Secured Credit Facility	300,000	245,000	55,000	242,275
2025 Notes	225,000	225,000	—	224,872
2029 Notes	200,000	200,000	—	197,782
Total	$1,640,000	$1,413,000	$227,000	$1,400,017

	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value (2)
Capital Call Facility	$65,000	$27,000	$38,000	$26,757
Revolving Credit Facility	850,000	680,000	170,000	671,821
Secured Credit Facility	300,000	200,000	100,000	197,076
2025 Notes	225,000	225,000	—	224,612
2029 Notes	200,000	200,000	—	197,660
Total	$1,640,000	$1,332,000	$308,000	$1,317,926

(1)
The amount available may be subject to limitations related to the borrowing base under the Financing Facilities, outstanding letters of credit issued and asset coverage requirements.
(2)
As of March 31, 2025 and December 31, 2024, all of the Company’s outstanding debt was categorized as Level 3 within the fair value hierarchy.

Capital Call Facility - On December 29, 2020, the Company entered into the Capital Call Facility (as defined in Note 6. Borrowings of the consolidated financial statements), which as of March 31, 2025, allowed the Company to borrow up to $65 million. As of March 31, 2025, and December 31, 2024, unamortized financing costs of $182 and $243, respectively, are being deferred and amortized over the remaining term of the Capital Call Facility. As of both March 31, 2025 and December 31, 2024, the Company had an outstanding balance of $22,000 and $27,000, respectively. As of March 31, 2025, the Capital Call Facility is presented on the Consolidated Statements of Assets and Liabilities totaling $21,818 and $26,757 as of December 31, 2024.

Revolving Credit Facility - On June 28, 2021, SPV I entered into the Revolving Credit Facility (as defined in Note 6. Borrowings of the consolidated financial statements), which as of March 31, 2025, allowed SPV I to borrow up to $850 million. As of March 31, 2025 and December 31, 2024, unamortized financing costs of $7,730 and $8,179, respectively, are being deferred and amortized over the remaining term of the Revolving Credit Facility. As of March 31, 2025 and December 31, 2024, the Revolving Credit Facility had an outstanding balance of $721,000 and $680,000, respectively. The Revolving Credit Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $713,270 as of March 31, 2025 and $671,821 as of December 31, 2024.

Secured Credit Facility - On August 14, 2023, SPV II entered into the Secured Credit Facility (as defined in Note 6. Borrowings of the consolidated financial statements), which, as of March 31, 2025, allowed SPV II to borrow up to $250 million under the ABL Facility (as defined in Note 6. Borrowings of the consolidated financial statements) and $50 million under the Revolver Facility (as defined in Note 6. Borrowings of the consolidated financial statements). As of March 31, 2025, and December 31, 2024, unamortized financing costs of $2,725 and $2,924, respectively, are being deferred and amortized over the remaining term of the Secured Credit Facility. As of March 31, 2025, and December 31, 2024, the Secured Credit Facility had an outstanding balance of $245,000 and $200,000, respectively. The Secured Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $242,275 as of March 31, 2025 and $197,076 as of December 31, 2024.

2025 Notes - On May 19, 2022, the Company entered into a Note Purchase Agreement (as defined in Note 6. Borrowings of the consolidated financial statements) governing the issuance of $225.0 million in aggregate principal amount of senior unsecured notes due May 19, 2025 (the “2025 Notes”). As of March 31, 2025 and December 31, 2024, unamortized debt issuance costs of $128 and $388, respectively, are being deferred and amortized over the remaining term of the 2025 Notes. As of both March 31, 2025 and December 31, 2024, the 2025 Notes had an outstanding balance of $225,000. The 2025 Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $224,872 as of March 31, 2025 and $224,612 as of December 31, 2024.

2029 Notes - On September 17, 2024, the Company entered into a Note Purchase Agreement (as defined in Note 6. Borrowings of the consolidated financial statements) governing the issuance of $200.0 million in aggregate principal amount of senior unsecured notes due September 15, 2029 (the “2029 Notes”). As of March 31, 2025 and December 31, 2024, unamortized debt issuance costs of $2,218 and 2,340, respectively, are being deferred and amortized over the remaining term of the 2029 Notes. As of both March 31, 2025 and December 31, 2024 the 2029 Notes had an outstanding balance of $200,000. The 2029 Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $197,782 as of March 31, 2025 and $197,660 as of December 31, 2024.

Senior Notes - On March 21, 2025, the Company entered into a Note Purchase Agreement (as defined in Note 6. Borrowings of the consolidated financial statements) governing the issuance of (i) $60 million in aggregate principal amount of senior unsecured notes due May 15, 2028 (the “2028 Notes”) and (ii) $240 million in aggregate principal amount of senior unsecured notes due May 15, 2030 (the “2030 Notes”). The 2028 Notes have a fixed interest rate of 6.03% per year and the 2030 Notes have a fixed interest rate of 6.26% per year. The 2028 Notes will mature on May 15, 2028 and the 2030 Notes will mature on May 15, 2030, in each case, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the March 2025 NPA.

Liquidity

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of March 31, 2025 and December 31, 2024:

	As of
($ in thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$50,479	$51,760
Unused borrowing capacity (1)	162,000	243,000
Unfunded portfolio company commitments	(450,448)	(402,618)
Undrawn capital commitments	336,596	336,596
Total operational liquidity	$98,627	$228,738

(1)
Unused borrowing capacity has been adjusted to remove the maximum borrowing capacity under the Capital Call Facility given the Capital Call Facility would need to be repaid in full if the Company were to draw the remaining capital commitments.

Distributions

For the three months ended March 31, 2025 and 2024, the Company declared the following distributions:

($ in thousands, except per share amounts)
Record Date	Payment Date	Distribution Rate per Share	Annualized Distribution Rate[1]	Distribution Paid
March 27, 2025	March 31, 2025	$0.490	10.0%	$30,896
March 25, 2024	March 26, 2024	$0.650	13.2%	$32,700

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

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of March 31, 2025 and December 31, 2024, the Company had unfunded portfolio company commitments under loan and financing agreements in the amount of $450,448 and $402,618, respectively. We expect to maintain sufficient liquidity in the form of cash, financing capacity and undrawn capital commitments from our investors to cover any outstanding unfunded portfolio company commitments we may be required to fund.

Contractual Obligations

Our payment obligations for repayment of debt, which total our contractual obligations on March 31, 2025, include the following:

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Capital Call Facility	$65,000	$65,000	$—	$—	$—
Revolving Credit Facility	850,000	—	—	850,000	—
Secured Credit Facility	300,000	—	—	300,000	—
2025 Notes	225,000	225,000	—	—	—
2029 Notes	200,000	—	—	200,000	—
Total Contractual Obligations	$1,640,000	$290,000	$—	$1,350,000	$—

Hedging

In connection with certain portfolio investments, the Company may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while the Company can benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors could result in a poorer overall performance for the Company than if it had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions for either of the three months ended March 31, 2025 and March 31, 2024.

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

Recent Developments

On April 11, 2025, SPV I executed a letter agreement (the “First Amendment”) to amend the Revolving Credit Facility.

Under the terms of the First Amendment, JPM and each other lender agreed to make certain advances with the following changes to the applicable margin: (a) with respect to interest based on a reference rate, 2.00% per annum; provided that, in the case of certain advances denominated in pound sterling, the applicable margin for such advances shall be 2.1193% per annum, (b) with respect to interest based on Term SOFR, 2.00% per annum, and (c) with respect to interest based on an applicable base rate, 2.00% per annum; provided that, in the case of certain advances denominated in pound sterling, the applicable margin for such advances shall be 2.1193% per annum. The First Amendment also extended the non-call period to terminate at the end of the reinvestment period. The other material terms of the Revolving Credit Facility were unchanged.

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

As of March 31, 2025, 96.4% of our debt investments based on fair value were at floating rates. Our credit facilities, including our Capital Call Facility, Revolving Credit Facility and Secured Credit Facility, also bear interest at floating rates.

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2025, the following table shows the approximate annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors and assuming no changes in our investment portfolio and borrowing structure):

	Change in
Basis point change	Interest Income (1)	Interest Expense	Net Investment Income (Loss)
300	$74,114	$(29,640)	$44,474
200	49,409	(19,760)	29,649
100	24,705	(9,880)	14,825
100	(24,705)	9,880	(14,825)
200	(49,409)	19,760	(29,649)
300	(74,114)	29,640	(44,474)

(1)
Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts, subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments. We did not engage in interest rate hedging activities during the three months ended March 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025 (the end of the period covered by this report), our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) of the Exchange Act). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 24, 2025, except as provided below.

New or Modified Laws or Regulations

We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, including those relating to taxation, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, or in state or local government, as applicable, and new laws, regulations and interpretations could also come into effect. The effects of legislative and regulatory proposals directed at the financial services industry or affecting taxation, could negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and could be subject to civil fines and criminal penalties. Any such new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.

In addition, there have been significant changes to United States trade policies, treaties and tariffs, and in the future there may be additional significant changes. These and any future developments, and continued uncertainty surrounding trade policies, treaties and tariffs, may have a material adverse effect on global economic conditions, inflation and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers, increase their supply-chain costs and expenses and could have material adverse effects on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Company on its Current Reports on Form 8‑K, the Company did not sell any securities during the period covered by this Quarterly Report on Form 10‑Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation[1]

3.2	Amended and Restated Bylaws[2]

10.1	Note Purchase Agreement by and between the Company and the purchasers party thereto, dated March 31, 2025[3]

10.2

First Amendment to Credit Agreement by and among SPC Funding II LLC, as borrower, the lenders from time to time party thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent, Stone Point Credit Corporation, as the limited guarantor, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator and U.S. Bank National Association as collateral custodian, dated March 3, 2025[4]

10.3

First Amendment to Amended and Restated Loan and Security Agreement, dated as of April 11, 2025, among SPCC Funding I LLC, as borrower, Stone Point Credit Adviser LLC, as portfolio manager, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent and lender[5]

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith

1.
Previously filed as an exhibit to Amendment No. 1 to the Company’s registration statement on Form 10 (File No. 000-56209) filed with the SEC on November 25, 2020.
2.
Previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.
3.
Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2025.
4.
Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 24, 2025.
5.
Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 15, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stone Point Credit Corporation

Date:	May 14, 2025	By:	/s/ Scott J. Bronner
Name: Scott J. Bronner
Title: Principal Executive Officer

Date:	May 14, 2025	By:	/s/ Steven P. Henke
Name: Steven P. Henke
Title: Principal Financial Officer