Form 10-Q
period 2025-06-30
Stone Point Credit Corp
filed 2025-08-13
CIK 1825384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

The issuer had 63,830,398 shares of Common Stock, $0.001 par value per share, outstanding as of August 13, 2025.

Stone Point Credit Corporation

Form 10‑Q for the Quarter Ended June 30, 2025

Item 1. Consolidated Financial Statements

Stone Point Credit Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets:
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $2,649,172 and $2,502,807, respectively)	$2,653,666	$2,504,242
Cash and cash equivalents	56,107	51,760
Interest and dividends receivable	21,132	23,453
Unsettled trades receivable	12,520	15,471
Paydown receivable	1,000	2,247
Deferred offering expenses	26	25
Prepaid expenses and other assets	25	66
Total assets	$2,744,476	$2,597,264

Liabilities:
Revolving credit facilities payable (net of deferred financing costs of $9,921 and $11,346, respectively) (Note 6)	$930,080	$895,654
Notes payable (net of debt issuance costs of $5,650 and $2,728, respectively) (Note 6)	494,350	422,272
Unsettled trades payable	16,548	69
Base management fees payable (Note 3)	8,661	8,013
Incentive fees payable (Note 3)	5,152	-
Accounts payable and accrued expenses	3,446	2,434
Interest and financing fees payable	16,928	17,325
Total liabilities	$1,475,165	$1,345,767

Commitments and contingencies (Note 5)	$—	$—
Net Assets:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2025 and December 31, 2024	$—	$—
Common stock, $0.001 par value, 250,000,000 shares authorized, 63,830,398 and 63,054,004 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	63	63
Paid in capital in excess of par	1,266,440	1,251,041
Distributable earnings (accumulated losses)	2,808	393
Total net assets	1,269,311	1,251,497
Total liabilities and net assets	$2,744,476	$2,597,264
Net asset value per share of Common Stock	$19.89	$19.85

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30, 2025 (Unaudited)	Three Months Ended June 30, 2024 (Unaudited)	Six Months Ended June 30, 2025 (Unaudited)	Six Months Ended June 30, 2024 (Unaudited)
Investment income:
Interest income from non-controlled/non-affiliated investments	$67,970	$69,375	$136,387	$132,517
Dividend income from non-controlled/non-affiliated investments	1,411	720	2,398	1,035
Interest income from cash and cash equivalents	-	1	1	1
Total interest and dividend income	69,381	70,096	138,786	133,553

Fee income	94	1,181	168	1,356
Total fee income	94	1,181	168	1,356
Total investment income	$69,475	$71,277	$138,954	$134,909

Operating expenses:
Base management fees (Note 3)	$8,661	$7,236	$16,998	$13,950
Incentive fees (Note 3)	5,152	-	10,368	-
Interest and financing fees (Note 6)	24,273	23,258	48,373	44,510
Offering costs (Note 4)	11	13	23	32
Professional fees	2,070	1,862	4,220	3,558
Directors fees	92	92	184	184
Insurance expense	18	15	36	31
Total expenses	40,277	32,476	80,202	62,265
Net investment income (loss)	$29,198	$38,801	$58,752	$72,644
Net realized gains (losses) and unrealized appreciation (depreciation) on investments:
Net realized gains (losses):
Non-controlled/non-affiliated investments	$1,023	$(207)	$1,342	$410
Total net realized gains (losses)	$1,023	$(207)	$1,342	$410
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$2,891	$(2,360)	$3,059	$4,432
Total net change in unrealized appreciation (depreciation)	$2,891	$(2,360)	$3,059	$4,432
Net increase (decrease) in net assets resulting from operations	$33,112	$36,234	$63,153	$77,486

Per share information - basic and diluted:
Net investment income (loss)	$0.46	$0.71	$0.93	$1.39
Net increase (decrease) in net assets resulting from operations	$0.52	$0.67	$1.00	$1.48
Weighted average shares outstanding	63,498,105	54,418,817	63,278,474	52,443,120

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Changes in Net Assets

(in thousands except shares and per share amounts)

	Three Months Ended June 30, 2025 (Unaudited)	Three Months Ended June 30, 2024 (Unaudited)	Six Months Ended June 30, 2025 (Unaudited)	Six Months Ended June 30, 2024 (Unaudited)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$29,198	$38,801	$58,752	$72,644
Total net realized gains (losses)	1,023	(207)	1,342	410
Total net change in unrealized appreciation (depreciation)	2,891	(2,360)	3,059	4,432
Net increase (decrease) in net assets resulting from operations	33,112	36,234	63,153	77,486

Decrease in net assets resulting from Stockholder distributions:
Shares distributed pursuant to dividend reinvestment plan	(6,666)	(12,564)	(13,649)	(21,636)
Distributions to Stockholders from earnings	(23,176)	(22,656)	(47,089)	(46,284)
Net decrease in net assets resulting from Stockholder distributions	(29,842)	(35,220)	(60,738)	(67,920)

Increase in net assets resulting from capital share transactions:
Issuance of Common Stock pursuant to dividend reinvestment plan	6,666	12,564	13,649	21,636
Issuance of shares of Common Stock	-	129,771	1,750	196,664
Net increase in net assets resulting from capital share transactions	6,666	142,334	15,399	218,300

Total increase in net assets	9,936	143,348	17,814	227,866
Net assets, beginning of period	1,259,375	1,075,940	1,251,497	991,422
Net assets, end of period	$1,269,311	$1,219,288	$1,269,311	$1,219,288
Net asset value per share	$19.89	$19.87	$19.89	$19.87
Common shares outstanding at the end of the period	63,830,398	61,358,938	63,830,398	61,358,938

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30, 2025 (Unaudited)	Six Months Ended June 30, 2024 (Unaudited)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$63,153	$77,486
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Total net change in unrealized (appreciation) depreciation	(3,059)	(4,432)
Total net realized (gains) losses	(1,342)	(410)
Net amortization and accretion of premiums and discounts	(7,035)	(3,996)
Purchases of investments, net	(400,276)	(654,534)
Sales and repayments of investments, net	262,311	360,017
Amortization of deferred financing costs	1,426	982
Amortization of debt issuance costs	762	523
Changes in operating assets and liabilities:
Interest and Dividends receivable	2,321	(1,472)
Dividend receivable	-	366
Unsettled trades receivable	2,951	(16,147)
Paydown receivable	1,247	(410)
Deferred offering expenses	(24)	(24)
Prepaid expenses and other assets	41	(369)
Base management fees payable	648	705
Incentive fees payable	5,152	-
Distribution payable	-	(383)
Accounts payable and accrued expenses	1,012	98
Interest and financing fees payable	(397)	11,857
Unsettled trades payable	16,479	24,615
Net cash used in operating activities	(54,630)	(205,528)

Cash flows from financing activities:
Borrowings under revolving credit facilities	357,000	592,500
Payments on revolving credit facilities	(324,000)	(445,500)
Borrowings of Notes	300,000	-
Repayments of Notes	(225,000)	-
Deferred financing costs	-	(5,577)
Debt issuance costs	(3,684)	(100)
Distributions paid in cash	(47,089)	(46,284)
Proceeds from issuance of shares of Common Stock	1,750	196,664
Net cash provided by financing activities	58,977	291,703

Net increase (decrease) in cash and cash equivalents	4,347	86,175
Cash and cash equivalents, beginning of period	51,760	41,629
Cash and cash equivalents, end of period	$56,107	$127,804

Supplemental and Non-Cash Information
Cash paid during the period for interest	$45,912	$28,417
Reinvestment of distributions during the period	$13,649	$21,636

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of June 30, 2025 (Unaudited)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread	Interest Rate	Maturity [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Non-Controlled/Non-Affiliated Investments
Debt Investments - 203.1%
Capital Markets
Cliffwater, LLC	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.28%	4/22/2032	43,924	$43,360	$43,485	3.4%
Cliffwater, LLC	First Lien Revolving Loan	(9)	SOFR + 5.00%, 0.75% Floor	9.28%	4/22/2032	-	(74)	(60)	0.0%
NXGen Buyer, Inc.	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.08%	10/29/2027	14,802	14,661	14,659	1.2%
NXGen Buyer, Inc.	Second Lien Term Loan	(10)	SOFR + 8.00%, 1.00% Floor	12.33%	4/28/2028	1,250	1,212	1,237	0.1%
NXGen Buyer, Inc.	Second Lien Term Loan	(10)	SOFR + 8.00%, 1.00% Floor	12.33%	4/28/2028	2,500	2,500	2,475	0.2%
NXGen Buyer, Inc.	First Lien Revolving Loan	(9)	SOFR + 4.75%, 0.75% Floor	9.08%	10/29/2027	-	(1)	(3)	0.0%
Project K Buyerco, INC.	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.43%	12/10/2027	74,568	73,891	75,150	5.9%
Project K Buyerco, INC.	First Lien Revolving Loan	(9)	SOFR + 5.00%, 0.75% Floor	9.43%	12/10/2027	-	(63)	-	0.0%
Wharf Street Ratings Acquisition LLC	Unsecured Note		N/A	8.00%	12/8/2028	13,813	13,254	13,299	1.0%
Total Capital Markets							148,740	150,242

Consumer Finance
ACM ASOF VIII LClub LLC	First Lien Term Loan		N/A	13.00%	6/30/2030	9,526	9,483	9,526	0.8%
Exeter Short Term Funding LLC	First Lien Revolving Loan	(9)(10)(14)	SOFR + 5.50%, 2.00% Floor	9.82%	2/9/2026	18,392	18,246	18,392	1.4%
Total Consumer Finance							27,729	27,918

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of June 30, 2025 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread	Interest Rate	Maturity [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Financial Services
Advisor Group Holdings, Inc.	Unsecured Note	(8)(11)	N/A	10.75%	8/1/2027	3,626	3,599	3,639	0.3%
ALP CFO 2024, L.P.	Unsecured Note	(14)	N/A	10.04%	10/15/2036	11,355	11,355	11,412	0.9%
Beacon Pointe Harmony, LLC	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.08%	12/29/2028	23,109	22,845	23,109	1.8%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.08%	12/29/2028	11,005	10,804	11,005	0.9%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.08%	12/29/2028	11,138	11,072	11,138	0.9%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 4.75%, 0.75% Floor	9.08%	12/29/2028	2,590	2,546	2,590	0.2%
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	(9)	SOFR + 4.75%, 0.75% Floor	9.08%	12/29/2027	-	(25)	-	0.0%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	(11)(14)	N/A	0.00%	1/15/2035	3	458	548	0.0%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	(11)(14)	N/A	0.00%	3/15/2035	3	351	397	0.0%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	(11)(14)	N/A	0.00%	2/21/2035	3	603	618	0.0%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	(11)(14)	N/A	0.00%	4/15/2035	3	603	603	0.0%
Barings Middle Market CLO Ltd.	Unsecured Note	(10)(14)	SOFR + 6.17%	10.46%	4/15/2037	5,475	5,422	5,259	0.4%
Churchill Middle Market CLO Ltd.	Unsecured Note	(10)(14)	SOFR + 6.85%	11.17%	4/27/2037	1,570	1,570	1,561	0.1%
Choreo Buyer LLC.	First Lien Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.33%	2/18/2028	5,125	5,061	5,125	0.4%
Choreo Buyer LLC.	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.00%, 1.00% Floor	9.33%	3/20/2026	-	(92)	-	0.0%
Congress Buyer, Inc	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.50%, 1.00% Floor	9.90%	6/30/2029	14,117	13,949	14,117	1.1%
The Edelman Financial Engines Center, LLC	Second Lien Term Loan	(8)(10)	SOFR + 5.25%	9.58%	10/6/2028	10,100	10,083	10,154	0.8%
HBWM Intermediate II, LLC	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.07%	11/17/2031	4,571	4,552	4,549	0.4%
HBWM Intermediate II, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.08%	11/17/2031	5,485	5,462	5,459	0.4%
HBWM Intermediate II, LLC	First Lien Revolving Loan	(9)(10)	SOFR + 4.50%, 0.75% Floor	8.81%	8/18/2031	357	347	352	0.0%
Ivy Hill Asset Management, L.P.	Unsecured Note	(14)	N/A	9.00%	6/29/2028	4,300	4,300	4,463	0.4%
Ivy Hill Middle Market Credit Fund XII Ltd	Unsecured Note	(10)(14)	SOFR + 6.25%	10.55%	4/20/2037	4,421	4,421	4,356	0.3%
LendingTree, Inc.	First Lien Term Loan	(10)	SOFR + 5.75%, 1.50% Floor	10.08%	3/27/2031	6,656	6,510	6,656	0.5%
LendingTree, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.75%, 1.50% Floor	10.08%	3/27/2031	2,963	2,896	2,963	0.2%
LD Holdings Group LLC	Unsecured Note	(8)(11)	N/A	8.75%	11/1/2027	2,500	2,294	2,276	0.2%
MAI Capital Management Intermediate LLC	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.05%	8/29/2031	6,893	6,832	6,824	0.5%
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 4.75%, 0.75% Floor	9.05%	8/29/2031	1,611	1,586	1,570	0.1%
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	(9)	SOFR + 4.75%, 0.75% Floor	9.05%	6/14/2027	-	(23)	(45)	0.0%
MAI Capital Management Intermediate LLC	First Lien Revolving Loan	(9)(10)	SOFR + 4.75%, 0.75% Floor	9.05%	8/29/2031	420	403	400	0.0%
Minotaur Acquisition, Inc.	First Lien Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.33%	5/10/2030	20,195	19,853	20,195	1.6%
Minotaur Acquisition, Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.00%, 1.00% Floor	9.33%	5/11/2026	-	(28)	-	0.0%
Minotaur Acquisition, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.33%	5/10/2030	3,323	3,267	3,323	0.3%
Minotaur Acquisition, Inc.	First Lien Revolving Loan	(9)	SOFR + 5.00%, 1.00% Floor	9.33%	5/10/2030	-	(33)	-	0.0%
New Mountain Guardian IV Income Rated Feeder II, Ltd.	Unsecured Note	(9)(10)(14)	SOFR + 8.40%	12.72%	4/3/2037	750	750	767	0.1%
New Mountain Guardian IV Rated Feeder III, Ltd.	Unsecured Note	(9)(10)(14)	SOFR + 5.10%	9.40%	8/28/2037	1,132	1,132	1,163	0.1%
New Mountain Guardian IV Rated Feeder III, Ltd.	Unsecured Note	(9)(10)(14)	SOFR + 7.50%	11.80%	8/28/2037	5,394	5,394	5,526	0.4%
New Mountain Guardian IV Rated Feeder III, Ltd.	Unsecured Note	(9)(10)(14)	SOFR + 8.02%	12.34%	8/28/2037	3,943	3,890	4,037	0.3%
Nexus Buyer LLC	Second Lien Term Loan	(8)(10)	SOFR + 6.25%	10.68%	11/5/2029	22,998	23,001	22,904	1.8%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.32%	10/2/2028	21,627	21,478	21,529	1.7%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.28%	10/2/2028	2,423	2,380	2,412	0.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.28%	10/2/2028	25,520	25,456	25,405	2.0%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.32%	10/2/2028	19,807	19,558	19,718	1.6%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.28%	10/2/2028	2,417	2,396	2,407	0.2%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	(9)	SOFR + 5.00%, 1.00% Floor	9.28%	10/2/2028	-	(6)	(9)	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	(9)	SOFR + 5.00%, 1.00% Floor	9.32%	10/2/2028	-	(23)	(5)	0.0%
WEG Sub Intermediate Holdings, LLC	Unsecured Note		N/A	13.00%	5/26/2033	14,426	14,237	14,438	1.1%
Total Financial Services							282,486	284,908

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of June 30, 2025 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread	Interest Rate	Maturity [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Health Care Providers & Services
Acentra Holdings, LLC	First Lien Term Loan	(10)	SOFR + 5.50%, 0.50% Floor	9.80%	12/17/2029	14,780	14,334	14,602	1.2%
Acentra Holdings, LLC	First Lien Term Loan	(10)	SOFR + 5.50%, 0.50% Floor	9.80%	12/17/2029	2,861	2,826	2,826	0.2%
Acentra Holdings, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.50%, 0.50% Floor	9.80%	3/19/2026	-	(51)	(105)	0.0%
Acentra Holdings, LLC	First Lien Revolving Loan	(9)(10)	SOFR + 5.50%, 0.50% Floor	9.80%	12/17/2029	403	379	386	0.0%
Action Behavior Centers Therapy LLC	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.32%	7/2/2031	33,617	33,167	33,536	2.6%
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.00%, 0.75% Floor	9.32%	7/2/2031	2,205	2,150	2,190	0.2%
Action Behavior Centers Therapy LLC	First Lien Revolving Loan	(9)	SOFR + 5.00%, 0.75% Floor	9.32%	7/2/2031	-	(40)	(7)	0.0%
Belmont Buyer, Inc.	First Lien Term Loan	(10)	SOFR + 5.25%, 1.00% Floor	9.51%	6/21/2029	16,367	16,206	16,077	1.3%
Belmont Buyer, Inc.	First Lien Term Loan	(10)	SOFR + 6.50%, 1.00% Floor	10.82%	6/21/2029	18,090	17,688	18,090	1.4%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 6.50%, 1.00% Floor	10.81%	6/21/2029	4,294	4,196	4,294	0.3%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.25%, 1.00% Floor	9.51%	1/26/2026	-	(26)	(75)	0.0%
Belmont Buyer, Inc.	First Lien Revolving Loan	(9)(10)	SOFR + 6.50%, 1.00% Floor	10.78%	6/21/2029	1,163	1,120	1,163	0.1%
Chartis Group, LLC	First Lien Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.81%	9/17/2031	8,183	8,112	8,109	0.6%
Chartis Group, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR + 4.50%, 0.75% Floor	8.81%	9/17/2026	-	(11)	(23)	0.0%
Chartis Group, LLC	First Lien Revolving Loan	(9)	SOFR + 4.50%, 0.75% Floor	8.81%	9/17/2031	-	(11)	(11)	0.0%
Continental Buyer, Inc.	First Lien Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.83%	4/2/2031	28,746	28,360	28,611	2.3%
Continental Buyer, Inc	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 4.50%, 0.75% Floor	8.83%	4/2/2031	262	254	246	0.0%
Continental Buyer, Inc.	First Lien Revolving Loan	(9)	SOFR + 4.50%, 0.75% Floor	8.83%	4/2/2031	-	(45)	(21)	0.0%
CORA Health Holdings Corp.	First Lien Term Loan	(10)	SOFR + 5.75%, 1.00% Floor	10.23%	6/15/2027	14,228	14,153	13,263	1.0%
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.75%, 1.00% Floor	10.23%	6/15/2027	235	235	219	0.0%
Covetrus, Inc.	First Lien Term Loan	(8)(10)	SOFR + 5.00%, 0.50% Floor	9.30%	10/12/2029	8,216	7,881	7,417	0.6%
Giving Home Health Care	First Lien Term Loan	(10)	SOFR + 6.25%, 1.00% Floor	10.58%	4/26/2029	46,540	46,467	46,075	3.6%
Kwol Acquisition Inc	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.05%	12/12/2029	2,391	2,386	2,388	0.2%
Kwol Acquisition Inc	First Lien Revolving Loan	(9)	SOFR + 4.75%, 0.75% Floor	9.05%	12/12/2029	-	-	(1)	0.0%
MB2 Dental Solutions, LLC	First Lien Term Loan	(10)	SOFR + 5.50%, 0.75% Floor	9.83%	2/13/2031	54,118	53,690	54,659	4.3%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.50%, 0.75% Floor	9.83%	2/13/2031	3,984	3,948	4,096	0.3%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.50%, 0.75% Floor	9.83%	2/13/2031	4,634	4,606	4,680	0.4%
MB2 Dental Solutions, LLC	First Lien Revolving Loan	(9)	SOFR + 5.50%, 0.75% Floor	9.83%	2/13/2031	-	(18)	-	0.0%
MIRRA-PRIMEACCESS Holdings, LLC	First Lien Term Loan	(10)	SOFR + 6.50%, 1.00% Floor	11.04%	7/29/2026	24,063	23,937	19,563	1.5%
MIRRA-PRIMEACCESS Holdings, LLC	First Lien Revolving Loan	(9)(10)	SOFR + 6.50%, 1.00% Floor	11.04%	7/29/2026	2,055	1,995	1,543	0.1%
NextGen Healthcare	First Lien Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.55%	11/11/2030	9,126	9,019	8,951	0.7%
NextGen Healthcare	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.25%, 0.75% Floor	9.55%	11/10/2025	-	(14)	(45)	0.0%
NextGen Healthcare	First Lien Revolving Loan	(9)	SOFR + 5.25%, 0.75% Floor	9.55%	11/9/2029	-	(10)	(17)	0.0%
One Call Corp	First Lien Term Loan	(8)(10)	SOFR + 5.50%, 0.75% Floor	10.04%	4/22/2027	16,288	15,758	16,281	1.3%
Project Ruby Ultimate Parent Corp	Second Lien Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.69%	3/12/2029	15,000	14,937	15,009	1.2%
RCP Nats Purchaser, LLC	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.32%	3/19/2032	41,045	40,538	40,544	3.2%
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.00%, 0.75% Floor	9.32%	3/19/2027	-	(49)	(100)	0.0%
RCP Nats Purchaser, LLC	First Lien Revolving Loan	(9)	SOFR + 5.00%, 0.75% Floor	9.32%	3/19/2032	-	(69)	(70)	0.0%
RxB Holdings, Inc.	First Lien Term Loan	(8)(10)	SOFR + 4.50%, 0.75% Floor	8.94%	12/20/2027	2,992	2,953	2,990	0.2%
RxB Holdings, Inc.	First Lien Term Loan	(8)(10)	SOFR + 5.25%, 0.75% Floor	9.58%	12/20/2027	9,361	9,304	9,361	0.7%

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of June 30, 2025 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread	Interest Rate	Maturity [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
SpecialtyCare, Inc.	First Lien Term Loan	(10)	SOFR + 5.50%, 1.00% Floor	10.06%	6/19/2028	13,245	13,046	13,087	1.0%
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.50%, 1.00% Floor	10.04%	6/19/2028	103	102	102	0.0%
SpecialtyCare, Inc.	First Lien Revolving Loan	(9)(10)	SOFR + 3.75%, 1.00% Floor	8.19%	6/18/2026	552	546	540	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.30%	1/2/2029	23,704	23,504	23,704	1.9%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.00%, 0.75% Floor	9.30%	1/2/2029	1,912	1,855	1,912	0.2%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.30%	1/2/2029	5,321	5,281	5,321	0.4%
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	(9)	SOFR + 5.00%, 0.75% Floor	9.30%	12/29/2026	-	(16)	-	0.0%
Trinity Partners Holdings, LLC	First Lien Term Loan	(10)	SOFR + 5.50%, 0.75% Floor	9.93%	12/21/2028	26,658	26,352	26,658	2.1%
Trinity Partners Holdings, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.50%, 0.75% Floor	9.93%	12/21/2028	-	(103)	-	0.0%
TST Intermediate Holdings, LLC	First Lien Term Loan	(10)	SOFR + 5.50%, 1.00% Floor	9.88%	11/27/2028	15,806	15,753	15,330	1.2%
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.50%, 1.00% Floor	9.88%	11/25/2028	12,749	12,613	12,190	1.0%
TST Intermediate Holdings, LLC	First Lien Revolving Loan	(9)(13)	ABR + 5.00%	12.50%	11/27/2028	142	137	116	0.0%
Vital Care Buyer LLC	First Lien Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.80%	7/30/2031	6,626	6,567	6,605	0.5%
Vital Care Buyer LLC	First Lien Revolving Loan	(9)	SOFR + 4.50%, 0.75% Floor	8.80%	7/30/2031	-	(8)	(3)	0.0%
Total Health Care Providers & Services							485,884	482,256

Health Care Technology
Finthrive Software Intermediate Holdings, Inc.,	First Lien Term Loan	(8)(10)	SOFR + 5.25%	9.57%	12/15/2028	4,735	4,637	4,746	0.4%
Homecare Software Solutions LLC	First Lien Term Loan	(10)	SOFR + 5.55%, 0.75% Floor	9.87%	6/16/2031	11,962	11,863	11,854	0.9%
Homecare Software Solutions LLC	First Lien Term Loan	(10)	SOFR + 5.55%, 0.75% Floor	9.87%	6/16/2031	5,102	5,058	5,057	0.4%
Homecare Software Solutions LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.55%, 0.75% Floor	9.87%	6/16/2031	4,443	4,406	4,403	0.3%
Imagine Acquisition, Inc.	First Lien Term Loan	(10)(14)	SOFR + 5.00%, 1.00% Floor	9.42%	11/16/2027	27,926	27,761	27,926	2.2%
Imagine Acquisition, Inc.	First Lien Revolving Loan	(9)(14)	SOFR + 5.00%, 1.00% Floor	9.42%	11/16/2027	-	(28)	-	0.0%
Total Health Care Technology							53,697	53,986

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of June 30, 2025 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread	Interest Rate	Maturity [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Insurance
Alkeme Intermediary Holdings, LLC	First Lien Term Loan	(10)	SOFR + 5.25%, 1.00% Floor	9.55%	10/28/2026	11,579	11,476	11,488	0.9%
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.25%, 1.00% Floor	9.55%	10/28/2026	23,248	23,016	23,064	1.8%
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.25%, 1.00% Floor	9.56%	10/28/2026	5,943	5,883	5,864	0.5%
Amerilife Holdings LLC	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.01%	8/31/2029	56,081	55,542	55,823	4.4%
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 4.75%, 0.75% Floor	9.01%	8/31/2029	6,371	6,289	6,336	0.5%
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.01%	8/31/2029	148	146	147	0.0%
AmeriLife Holdings LLC	First Lien Revolving Loan	(9)(10)	SOFR + 4.75%, 0.75% Floor	9.08%	8/31/2028	473	430	446	0.0%
AP Highlands Holdings, L.P.	Unsecured Note		N/A	9.25%	10/16/2028	4,965	4,924	4,940	0.4%
AP Highlands Co-Invest, L.P.	Unsecured Note		N/A	9.25%	10/16/2028	3,035	3,010	3,020	0.2%
Arden Insurance Services LLC	First Lien Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.30%	11/27/2030	13,105	12,932	12,988	1.0%
Arden Insurance Services LLC	First Lien Revolving Loan	(9)	SOFR + 5.00%, 1.00% Floor	9.30%	11/27/2030	-	(25)	(16)	0.0%
ARMStrong Receivable Management	First Lien Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.40%	10/5/2029	14,525	14,514	14,473	1.1%
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.00%, 1.00% Floor	9.39%	10/5/2029	509	507	504	0.0%
ARMStrong Receivable Management	First Lien Revolving Loan	(9)	SOFR + 5.00%, 1.00% Floor	9.40%	10/5/2029	-	-	(1)	0.0%
Babylon Buyer, Inc.	First Lien Term Loan	(10)	SOFR + 5.50%, 0.75% Floor	9.82%	3/8/2030	36,156	35,408	35,715	2.8%
Babylon Buyer, Inc.	First Lien Revolving Loan	(9)(10)	SOFR + 5.50%, 0.75% Floor	9.82%	3/8/2030	296	267	278	0.0%
Bellwether Buyer, LLC	First Lien Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.81%	4/15/2032	14,458	14,389	14,386	1.1%
Bellwether Buyer, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR + 4.50%, 0.75% Floor	8.81%	10/15/2027	-	(18)	(38)	0.0%
Bellwether Buyer, LLC	First Lien Revolving Loan	(9)	SOFR + 4.50%, 0.75% Floor	8.81%	4/15/2032	-	(15)	(15)	0.0%
Captive Resources Midco, LLC	First Lien Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.83%	7/2/2029	30,549	30,184	30,549	2.4%
Captive Resources Midco, LLC	First Lien Revolving Loan	(9)	SOFR + 4.50%, 0.75% Floor	8.83%	7/1/2028	-	(22)	-	0.0%
Euclid Transactional, LLC	First Lien Term Loan	(10)	SOFR + 5.50%, 0.75% Floor	11.24%	10/2/2028	71,561	70,708	71,561	5.6%
Foundation Risk Partners, Corp.	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.05%	10/29/2030	3,636	3,636	3,619	0.3%
Foundation Risk Partners, Corp.	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.05%	10/29/2030	33,231	33,231	33,072	2.6%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 4.75%, 0.75% Floor	9.05%	10/29/2030	7,204	7,198	7,168	0.6%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.05%	10/29/2030	4,503	4,503	4,481	0.4%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.05%	10/29/2030	15,531	15,531	15,456	1.2%
Foundation Risk Partners, Corp.	First Lien Revolving Loan	(9)	SOFR + 4.75%, 0.75% Floor	9.05%	10/29/2029	-	-	(18)	0.0%
Galway Borrower LLC	First Lien Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.80%	9/29/2028	33,788	33,512	33,788	2.7%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 4.50%, 0.75% Floor	8.80%	9/29/2028	1,750	1,714	1,683	0.1%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.80%	9/29/2028	17,735	17,429	17,621	1.4%
Galway Borrower LLC	First Lien Revolving Loan	(9)(10)	SOFR + 4.50%, 0.75% Floor	8.80%	9/29/2028	947	940	947	0.1%
OneDigital	Second Lien Term Loan	(8)(10)	SOFR + 5.25%, 0.50% Floor	9.58%	7/2/2032	5,000	4,989	5,019	0.4%
Redwood Purchaser, INC	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.30%	3/3/2031	20,564	20,314	20,318	1.6%
Redwood Purchaser, INC	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.00%, 0.75% Floor	9.30%	3/3/2027	-	(63)	(128)	0.0%
Redwood Purchaser, INC	First Lien Revolving Loan	(9)	SOFR + 5.00%, 0.75% Floor	9.30%	3/3/2031	-	(59)	(60)	0.0%
RSC Acquisition, Inc	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.03%	10/30/2029	5,909	5,909	5,909	0.5%
RSC Acquisition, Inc	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.03%	10/30/2029	2,231	2,231	2,231	0.2%
RSC Acquisition, Inc	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.05%	10/30/2029	4,275	4,275	4,275	0.3%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.08%	10/30/2029	21,249	21,249	21,249	1.7%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.08%	10/30/2029	15,831	15,831	15,831	1.2%
THG Acquisition, LLC	First Lien Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.83%	10/31/2031	26,164	25,930	25,918	2.0%
THG Acquisition, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 4.50%, 0.75% Floor	8.83%	10/31/2031	187	159	132	0.0%
THG Acquisition, LLC	First Lien Revolving Loan	(9)(10)	SOFR + 4.75%, 0.75% Floor	9.08%	10/31/2031	217	191	190	0.0%
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.00%, 1.00% Floor	9.45%	8/14/2026	-	(28)	(56)	0.0%
World Insurance Associates, LLC	First Lien Revolving Loan	(9)	SOFR + 5.00%, 1.00% Floor	9.45%	4/3/2030	-	(3)	(3)	0.0%
Worldwide Insurance Network, LLC	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	10.00%	5/28/2030	23,979	23,681	23,739	1.9%
Worldwide Insurance Network, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.00%, 0.75% Floor	10.10%	5/28/2030	13,273	13,158	13,081	1.0%
Worldwide Insurance Network, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.00%, 0.75% Floor	10.00%	5/28/2030	-	(73)	(150)	0.0%
Total Insurance							544,930	546,824

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of June 30, 2025 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread	Interest Rate	Maturity [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
IT Services
Auctane Holdings, LLC	First Lien Term Loan	(10)	SOFR + 5.75%, 0.75% Floor	10.14%	10/5/2028	38,800	38,387	38,199	3.0%
Auctane Holdings, LLC	First Lien Term Loan	(10)	SOFR + 5.75%, 0.75% Floor	10.18%	10/5/2028	12,731	12,595	12,534	1.0%
Bottomline Technologies, Inc.	First Lien Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.80%	5/14/2029	39,643	39,145	39,643	3.1%
Bottomline Technologies, Inc.	First Lien Revolving Loan	(9)	SOFR + 4.50%, 0.75% Floor	8.80%	5/15/2028	-	(37)	-	0.0%
DCert Buyer, Inc.	Second Lien Term Loan	(8)(10)	SOFR + 7.00%	11.33%	2/19/2029	8,259	8,171	7,258	0.6%
Evergreen Services Group PIK Holdco, LLC	Unsecured Note		N/A	13.75%	4/7/2031	7,562	7,424	7,510	0.6%
Evergreen Services Group PIK Holdco, LLC	Unsecured Note		N/A	13.75%	4/7/2031	4,152	4,076	4,124	0.3%
Helpsystems Holdings, Inc.	Second Lien Term Loan	(10)	SOFR + 6.75%, 0.75% Floor	11.13%	11/19/2027	10,000	10,000	8,524	0.7%
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR + 4.50%, 0.75% Floor	8.85%	6/27/2027	-	(8)	(16)	0.0%
Kona Buyer, LLC	First Lien Revolving Loan	(9)	SOFR + 4.50%, 0.75% Floor	8.85%	7/23/2031	-	(2)	(2)	0.0%
LYTX, Inc.	First Lien Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.42%	2/28/2028	19,661	19,661	19,661	1.5%
Ministry Brands Holdings, LLC	First Lien Term Loan	(10)	SOFR + 5.50%, 0.75% Floor	9.93%	12/28/2028	17,082	16,989	16,812	1.3%
Ministry Brands Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.50%, 1.00% Floor	9.93%	12/28/2028	1,727	1,722	1,700	0.1%
Ministry Brands Holdings, LLC	First Lien Revolving Loan	(9)(13)	ABR + 4.50%, 0.75% Floor	12.00%	12/30/2027	141	134	114	0.0%
Omega Systems Intermediate Holdings, INC	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.30%	1/15/2031	10,767	10,643	10,639	0.8%
Omega Systems Intermediate Holdings, INC	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.00%, 0.75% Floor	9.30%	1/15/2027	-	(36)	(75)	0.0%
Omega Systems Intermediate Holdings, INC	First Lien Revolving Loan	(9)	SOFR + 5.00%, 0.75% Floor	9.30%	1/15/2031	-	(22)	(23)	0.0%
Redwood Services Group, LLC	First Lien Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.55%	6/15/2029	8,761	8,700	8,681	0.7%
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.25%, 0.75% Floor	9.55%	6/15/2029	3,790	3,721	3,687	0.3%
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR + 4.50%, 0.75% Floor	8.85%	6/27/2027	-	(5)	(9)	0.0%
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR + 4.50%, 0.75% Floor	8.85%	6/27/2027	-	(5)	(11)	0.0%
Total IT Services							181,253	178,950

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of June 30, 2025 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread	Interest Rate	Maturity [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Professional Services
Accordion Partners LLC	First Lien Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.55%	11/17/2031	32,641	32,447	32,334	2.5%
Accordion Partners LLC	Unsecured Note		N/A	12.75%	11/15/2034	16,237	15,937	15,932	1.3%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.25%, 0.75% Floor	9.56%	11/17/2031	873	848	821	0.1%
Accordion Partners LLC	First Lien Revolving Loan	(9)	SOFR + 5.25%, 0.75% Floor	9.55%	11/17/2031	-	(23)	(34)	0.0%
ALKU Intermediate Holdings, LLC	First Lien Term Loan	(10)	SOFR + 6.25%, 0.75% Floor	10.47%	5/23/2029	3,631	3,566	3,631	0.3%
ALKU Intermediate Holdings, LLC	First Lien Term Loan	(10)	SOFR + 5.50%, 0.75% Floor	9.72%	5/23/2029	401	395	394	0.0%
Aprio Advisory Group, LLC	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.05%	8/1/2031	20,150	19,968	19,948	1.6%
Aprio Advisory Group, LLC	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.87%	8/1/2031	2,756	2,702	2,729	0.2%
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 4.75%, 0.75% Floor	9.08%	8/1/2031	2,867	2,666	2,729	0.2%
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.08%	8/1/2031	8,775	8,683	8,687	0.7%
Aprio Advisory Group, LLC	First Lien Revolving Loan	(9)	SOFR + 4.75%, 0.75% Floor	9.05%	8/1/2031	-	(38)	(44)	0.0%
Baker Tilly Advisory Group, L.P.	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.08%	6/3/2031	20,776	20,500	20,776	1.6%
Baker Tilly Advisory Group, L.P.	First Lien Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.83%	6/2/2032	6,303	6,241	6,240	0.5%
Baker Tilly Advisory Group, L.P.	First Lien Delayed Draw Term Loan	(9)	SOFR + 4.50%, 0.75% Floor	8.83%	6/3/2027	-	(13)	(27)	0.0%
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	(9)	SOFR + 4.50%, 0.75% Floor	8.83%	6/2/2032	-	(10)	(11)	0.0%
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	(9)	SOFR + 4.75%, 0.75% Floor	9.08%	6/3/2030	-	(49)	-	0.0%
BDO USA, P.C.	First Lien Term Loan	(10)	SOFR + 5.00%, 2.00% Floor	9.32%	8/31/2028	13,297	13,108	13,249	1.0%
Cherry Bekaert Advisory LLC	First Lien Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.58%	6/30/2028	4,298	4,240	4,264	0.3%
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.58%	6/30/2028	5,597	5,514	5,552	0.4%
Explorer Investor, Inc	First Lien Term Loan	(10)	SOFR + 6.00%, 0.50% Floor	10.29%	6/28/2029	28,191	26,971	25,611	2.0%
IG Investments Holdings, LLC	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.28%	9/22/2028	46,848	46,378	46,581	3.7%
IG Investments Holdings, LLC	First Lien Revolving Loan	(9)	SOFR + 5.00%, 0.75% Floor	9.28%	9/22/2028	-	(45)	(20)	0.0%
KRIV Acquisition Inc.	First Lien Term Loan	(10)	SOFR + 5.75%, 1.00% Floor	10.05%	7/6/2029	13,767	13,767	13,765	1.1%
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.75%, 1.00% Floor	10.05%	9/25/2026	-	(105)	(2)	0.0%
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.75%, 1.00% Floor	10.05%	7/6/2029	1,661	1,661	1,661	0.1%
More Cowbell II LLC	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.80%	9/2/2030	49,229	48,257	49,228	3.9%
More Cowbell II LLC	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.00%, 0.75% Floor	8.80%	9/1/2025	-	(6)	-	0.0%
More Cowbell II LLC	First Lien Revolving Loan	(9)(10)	SOFR + 5.00%, 0.75% Floor	9.24%	9/3/2029	1,416	1,293	1,416	0.1%
OMNIA Partners LLC	Second Lien Term Loan	(10)	SOFR + 5.00%	9.28%	5/31/2032	10,000	9,956	10,089	0.8%
PAS Parent Inc.	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.08%	12/29/2028	1,852	1,852	1,836	0.1%
PAS Parent Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR + 4.75%, 0.75% Floor	9.08%	6/26/2026	-	(21)	(47)	0.0%
PAS Parent Inc.	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 4.75%, 0.75% Floor	9.08%	12/29/2028	7,808	7,683	7,734	0.6%
PAS Parent Inc.	First Lien Revolving Loan	(9)(10)	SOFR + 4.75%, 0.75% Floor	9.08%	12/30/2027	66	53	58	0.0%
P20 PARENT, INC.	First Lien Term Loan	(10)	SOFR + 7.50%, 1.00% Floor	11.80%	7/12/2028	44,249	43,731	43,359	3.4%
Petra Borrower, LLC	First Lien Term Loan	(10)	SOFR + 5.75%, 1.00% Floor	10.01%	11/15/2030	15,766	15,445	15,580	1.2%
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.75%, 1.00% Floor	10.07%	11/15/2030	2,933	2,801	2,860	0.2%
Petra Borrower, LLC	First Lien Revolving Loan	(9)(10)	SOFR + 5.75%, 1.00% Floor	10.07%	11/15/2029	860	813	831	0.1%
TRAK Purchaser, Inc.	First Lien Term Loan	(10)	SOFR + 5.50%, 1.00% Floor	9.82%	6/20/2031	31,313	30,845	30,843	2.4%
TRAK Purchaser, Inc.	First Lien Revolving Loan	(9)	SOFR + 5.50%, 1.00% Floor	9.80%	6/20/2031	1,094	1,061	1,061	0.1%
Williams Marston, LLC	First Lien Term Loan	(10)	SOFR + 5.75%, 1.00% Floor	10.18%	8/25/2028	15,523	15,057	15,522	1.2%
Williams Marston, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.75%, 1.00% Floor	10.17%	8/25/2028	2,547	2,495	2,547	0.2%
Williams Marston, LLC	First Lien Revolving Loan	(9)(10)	SOFR + 5.75%, 1.00% Floor	10.18%	8/25/2028	192	156	191	0.0%
Total Professional Services							406,780	407,874

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of June 30, 2025 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread	Interest Rate	Maturity [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Real Estate Management & Development
Accuserve Solutions, Inc.	First Lien Term Loan	(10)	SOFR + 5.25%, 1.00% Floor	9.53%	3/15/2030	64,892	64,499	63,452	5.0%
Accuserve Solutions, Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.25%, 1.00% Floor	9.53%	3/16/2026	-	(11)	(94)	0.0%
Accuserve Solutions, Inc.	First Lien Revolving Loan	(9)(10)	SOFR + 5.25%, 1.00% Floor	9.55%	3/15/2030	3,944	3,944	3,798	0.3%
Claros Mortgage Trust Inc	First Lien Term Loan	(8)(10)(14)	SOFR + 4.50%	8.93%	8/9/2026	3,282	3,145	3,192	0.3%
Freedom Mortgage Corp	Unsecured Note	(8)(11)	N/A	12.25%	10/1/2030	2,333	2,295	2,587	0.2%
Guardian Restoration Partners Buyers, LLC	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.05%	11/3/2031	8,208	8,116	8,113	0.6%
Guardian Restoration Partners Buyers, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 4.75%, 0.75% Floor	9.05%	11/3/2031	8,333	8,214	8,174	0.6%
Guardian Restoration Partners Buyers, LLC	First Lien Revolving Loan	(9)(10)	SOFR + 4.75%, 0.75% Floor	9.05%	11/3/2031	302	279	278	0.0%
Low Voltage Holdings Inc.	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.05%	4/28/2032	3,597	3,570	3,570	0.3%
Low Voltage Holdings Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR + 4.75%, 0.75% Floor	9.05%	10/28/2027	-	(4)	(8)	0.0%
Low Voltage Holdings Inc.	First Lien Revolving Loan	(9)	SOFR + 4.75%, 0.75% Floor	9.05%	4/28/2032	-	(4)	(5)	0.0%
Southpaw AP Buyer, LLC	First Lien Term Loan	(10)	SOFR + 5.50%, 1.00% Floor	9.96%	3/2/2028	10,623	10,510	10,564	0.8%
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.50%, 1.00% Floor	9.96%	3/2/2028	666	657	661	0.1%
Southpaw AP Buyer, LLC	First Lien Revolving Loan	(9)(10)	SOFR + 5.50%, 1.00% Floor	9.93%	3/2/2028	382	373	377	0.0%
Titan Home Improvement, LLC	First Lien Term Loan	(10)	SOFR + 4.75%, 1.00% Floor	9.05%	5/31/2030	24,374	23,959	24,172	1.9%
Titan Home Improvement, LLC	First Lien Delayed Draw Term Loan	(9)	SOFR + 4.75%, 1.00% Floor	9.05%	6/2/2026	-	(38)	(38)	0.0%
Titan Home Improvement, LLC	First Lien Revolving Loan	(9)	SOFR + 4.75%, 1.00% Floor	9.05%	5/31/2030	-	(63)	(32)	0.0%
Total Real Estate Management & Development							129,441	128,761

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of June 30, 2025 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread	Interest Rate	Maturity [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Software
Anaplan Inc.	First Lien Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.82%	6/21/2029	20,569	20,569	20,569	1.6%
Anaplan Inc.	First Lien Revolving Loan	(9)	SOFR + 4.50%, 0.75% Floor	8.82%	6/21/2028	-	-	-	0.0%
Cardinal Parent, Inc.	First Lien Term Loan	(8)(10)	SOFR + 4.50%, 0.75% Floor	8.74%	11/12/2027	2,985	2,871	2,915	0.2%
Diligent Corporation	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.33%	8/6/2030	45,568	45,440	45,267	3.6%
Diligent Corporation	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.33%	8/6/2030	7,812	7,499	7,760	0.6%
Diligent Corporation	First Lien Delayed Draw Term Loan	(9)	SOFR + 5.00%, 0.75% Floor	9.33%	4/30/2026	-	(25)	(27)	0.0%
Diligent Corporation	First Lien Revolving Loan	(9)(10)	SOFR + 5.00%, 0.75% Floor	9.33%	8/6/2030	450	399	410	0.0%
Eclipse Buyer, Inc.	First Lien Term Loan	(10)	SOFR + 4.75%, 0.50% Floor	9.06%	9/8/2031	12,590	12,481	12,552	1.0%
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	(9)	SOFR + 4.75%, 0.50% Floor	9.06%	9/7/2026	-	(9)	(6)	0.0%
Eclipse Buyer, Inc.	First Lien Revolving Loan	(9)	SOFR + 4.75%, 0.50% Floor	9.06%	9/8/2031	-	(10)	(3)	0.0%
GovDelivery Holdings LLC	First Lien Term Loan	(10)	SOFR + 5.75%, 0.75% Floor	10.03%	1/17/2031	15,782	15,664	15,782	1.2%
GovDelivery Holdings LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.25%	9.53%	1/17/2031	2,338	2,315	2,314	0.2%
GovDelivery Holdings LLC	First Lien Revolving Loan	(9)(13)	ABR + 4.25%	11.75%	1/17/2031	307	290	307	0.0%
GS Acquisitionco, Inc.	First Lien Term Loan	(10)	SOFR + 5.25%, 1.00% Floor	9.55%	5/25/2028	39,041	38,978	38,845	3.1%
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.25%, 1.00% Floor	9.55%	5/25/2028	530	525	523	0.0%
GS Acquisitionco, Inc.	First Lien Revolving Loan	(9)(10)	SOFR + 5.25%, 1.00% Floor	9.55%	5/25/2028	80	76	75	0.0%
Harbor Purchaser Inc,	Second Lien Term Loan	(8)(10)	SOFR + 8.50%, 0.50% Floor	12.78%	4/8/2030	12,500	12,326	12,320	1.0%
Houghton Mifflin Harcourt Co	First Lien Term Loan	(8)(10)	SOFR + 5.25%, 0.50% Floor	9.63%	4/9/2029	4,962	4,891	4,877	0.4%
Hyland Software, Inc	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.33%	9/19/2030	24,921	24,628	24,921	2.0%
Hyland Software, Inc	First Lien Revolving Loan	(9)	SOFR + 5.00%, 0.75% Floor	9.33%	9/19/2029	-	(13)	-	0.0%
Mandolin Technology Intermediate Holdings, Inc.	Second Lien Term Loan	(10)	SOFR + 6.50%, 1.00% Floor	10.96%	7/30/2029	17,781	17,671	14,209	1.1%
Maverick 1 LLC	Second Lien Term Loan	(10)	SOFR + 6.75%, 0.75% Floor	11.18%	5/18/2029	9,000	8,975	8,822	0.7%
oneZero Financial Systems, LLC	First Lien Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.28%	10/7/2031	26,856	26,613	26,622	2.1%
oneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	(9)(10)	SOFR + 5.00%, 0.75% Floor	9.28%	10/7/2031	1,584	1,556	1,544	0.1%
oneZero Financial Systems, LLC	First Lien Revolving Loan	(9)	SOFR + 5.00%, 0.75% Floor	9.28%	10/7/2031	-	(30)	(29)	0.0%
Orion Advisor Solutions INC.	Second Lien Term Loan	(10)	SOFR + 7.50%, 1.00% Floor	11.78%	9/24/2028	16,623	16,548	16,623	1.3%
Orion Advisor Solutions INC.	Second Lien Delayed Draw Term Loan	(9)(10)	SOFR + 7.50%, 1.00% Floor	11.78%	9/24/2028	5,091	5,062	5,091	0.4%
Orion US Finco	Second Lien Term Loan	(8)(10)	SOFR + 3.50%	7.82%	5/20/2033	10,000	9,900	10,065	0.8%
Propio LS, LLC	First Lien Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	9.05%	5/13/2030	4,986	4,937	4,936	0.4%
Propio LS, LLC	First Lien Revolving Loan	(9)	SOFR + 4.75%, 0.75% Floor	9.05%	5/13/2030	-	(2)	(2)	0.0%
Simplifi Holdings, Inc.	First Lien Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.68%	12/29/2028	26,160	25,865	26,160	2.1%
Simplifi Holdings, Inc.	First Lien Revolving Loan	(9)(10)	SOFR + 5.25%, 0.75% Floor	9.68%	6/29/2029	831	815	831	0.1%
Syntax Systems Limited	First Lien Term Loan	(10)(14)	SOFR + 5.00%, 0.75% Floor	9.41%	10/29/2028	539	534	539	0.0%
Syntax Systems Limited	First Lien Term Loan	(10)(14)	SOFR + 5.00%, 0.75% Floor	9.43%	10/29/2028	10,419	10,367	10,419	0.8%
Tamarack Intermediate, L.L.C.	First Lien Term Loan	(10)	SOFR + 5.75%, 0.75% Floor	10.22%	3/13/2028	20,840	20,629	20,627	1.6%
Tamarack Intermediate, L.L.C.	First Lien Revolving Loan	(9)(10)	SOFR + 5.75%, 0.75% Floor	10.22%	3/13/2028	446	415	411	0.0%
Total Software							338,750	336,269

Total Debt Investments							2,599,690	2,597,988

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of June 30, 2025 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Interest Rate	Acquisition Date	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Preferred Equity - 2.8%
Health Care Technology
Imagine Acquisition, Inc.	Preferred Equity	(14)(15)	N/A	11/16/2021	2,000	2,000	3,142	0.2%
Total Health Care Technology						2,000	3,142

Insurance
Galway Partners Holdings LLC	Preferred Equity		14.00%	4/28/2023	13,491	13,284	13,563	1.1%
RSC Topco, Inc.	Preferred Equity		13.25%	8/14/2023	6,410	6,292	6,410	0.5%
Total Insurance						19,576	19,973

Software
Eclipse Buyer, Inc.	Preferred Equity		12.50%	9/6/2024	3,706	3,639	3,667	0.3%
GT Polaris Holdings, Inc	Preferred Equity		12.50%	6/6/2022	12,030	11,901	11,801	0.9%
Total Software						15,540	15,468

Total Preferred Equity Investments						37,116	38,583

Common Equity and Warrants -1.3%
Capital Markets
Resolute Investment Managers, Inc.	Equity	(15)	N/A	12/29/2023	58	1,249	1,453	0.1%
Total Capital Markets						1,249	1,453

Health Care Providers & Services
New Giving Acquisition, Inc.	Equity	(15)	N/A	8/19/2022	2	-	983	0.1%
Total Health Care Providers & Services						-	983

Professional Services
THL Fund IX Investors (Plymouth), L.P.	Equity	(12)(15)	N/A	9/1/2023	3,732	3,732	5,164	0.4%
Total Professional Services						3,732	5,164

Real Estate Management & Development
ACC Ultimate Holdings, L.P.	Equity	(15)	N/A	5/8/2024	375	3,750	3,037	0.2%
Total Real Estate Management & Development						3,750	3,037

Software
Spirit RR Holdings, Inc.	Equity	(15)	N/A	9/19/2022	3,586	3,635	6,458	0.5%
Total Software						3,635	6,458

Total Common Equity and Warrants Investments						12,366	17,095

Total Non-Controlled/Non-Affiliated Investments						$2,649,172	$2,653,666

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of June 30, 2025 (Unaudited) (Continued)

(in thousands)

(1)
All of the Company’s investments are domiciled in the United States except for Barings Middle Market CLO Ltd., New Mountain Guardian, and Syntax Systems Limited, which are domiciled in the Cayman Islands, Bermuda, and Canada, respectively.
(2)
Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)
All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940 except for ALP CFO LP 2024-1, Barings Middle Market CLO Ltd., Best Egg Asset Structured Pass Through Master Trust, Churchill Middle Market CLO Ltd., Claros Mortgage Trust, Inc., Exeter Short Term Funding LLC, Imagine Software Inc, Ivy Hill Asset Management, L.P., Ivy Hill Middle Market Credit XII Ltd, LD Holdings Grouup LLC., New Mountain Capital LLC, and Syntax Systems Limited.
(4)
As of June 30, 2025, all investments are pledged as collateral unless otherwise stated.
(5)
The date disclosed represents the expiration of the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(6)
Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(7)
Percentage is based on net assets of $1,269,311 as of June 30, 2025.
(8)
Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(9)
This investment has an unfunded commitment as of June 30, 2025. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(10)
The interest rate on this security is subject to the Secured Overnight Financing Rate (“SOFR”), which at June 30, 2025 was 4.45%.
(11)
Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $10,668 or 0.8% of net assets as of June 30, 2025 and are considered restricted.
(12)
Investment measured at net asset value (“NAV”)
(13)
The interest rate on this security is subject to the Alternate Base Rate, which at June 30, 2025 was 7.5%.
(14)
This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2025, non-qualifying assets totaled 3.9% of the Company's total assets.
(15)
Securities are non-income producing.

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

June 30, 2025

(unaudited)

(in thousands, except share/per share data, percentages and as otherwise noted)

Note 1. Organization

Organization

Stone Point Credit Corporation (together with its consolidated subsidiaries, except where the context suggests otherwise, the “Company”) was formed as a Delaware limited liability company on September 8, 2020 with the name Stone Point Capital Credit LLC. The Company has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In connection with its election to be regulated as a BDC, the Company converted to a Delaware corporation, changed its name to Stone Point Credit Corporation, and commenced operations on December 21, 2020. In addition, for tax purposes, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Company intends to invest primarily in senior secured or unsecured loans and, to a lesser extent, subordinated loans, mezzanine loans, and equity-related securities including rights and warrants that may be converted into or exchanged for the portfolio company's private equity or the cash value of the portfolio company’s common equity.

The Company formed SPCC Funding I LLC (“SPV I”) on June 11, 2021, and SPCC Funding II LLC (“SPV II” and together with SPV I, the “SPVs”) on April 24, 2023, as wholly-owned financing subsidiaries for the purpose of holding pledged investments as collateral under financing facilities. From time to time, the Company may form additional wholly-owned subsidiaries to facilitate its course of business.

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

Cash and Cash Equivalents

Cash and cash equivalents consists of deposits in a money market account and demand deposits held at a custodian bank. Cash and cash equivalents are carried at cost, which approximates fair value. The Company’s deposits may, at times, exceed the insured limits under applicable law. The Company's deposits in money market funds are considered Level 1 securities within the fair value hierarchy.

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

The Company’s investment portfolio is recorded at fair value as determined in good faith in accordance with procedures established by the Adviser and approved by the Board (“Valuation Policy”) and, as a result, there is and will be uncertainty as to the value of the Company’s portfolio investments. Under the 1940 Act, the Company is required to carry its portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with the Valuation Policy. There is not a public market or active secondary market for many of the types of investments in privately held companies that the Company intends to hold and make. The Company’s investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors, if at all. As a result, these investments are valued quarterly at fair value as determined in good faith in accordance with the Valuation Policy approved by the Board.

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

Net Asset Value per Common Share

In accordance with U.S. GAAP, the net asset value per share of the outstanding shares of Common Stock (as defined below) is determined at least quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding.

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

($ in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Fee Income	$94	$1,181	$168	$1,356
Total revenue from contracts with customers	$94	$1,181	$168	$1,356

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of both June 30, 2025 and December 31, 2024, no investments were on non-accrual status.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. During the three and six months ended June 30, 2025, the Company earned dividend income of $1,411 and $2,398, respectively, that were included on the Consolidated Statements of Operations as dividend income. During the three and six months ended June 30, 2024, the Company earned dividend income of $720 and $1,035, respectively, that were included on the Consolidated Statements of Operations as dividend income.

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

The Company evaluates tax positions taken or expected to be taken while preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted later based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions from inception through June 30, 2025. The Company’s federal and state tax returns remain open for the prior three or four years, depending upon the jurisdiction, and subject to examination by the Internal Revenue Service and state tax authorities.

As of June 30, 2025 and December 31, 2024, the tax cost of the Company’s investments approximates its amortized cost.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. During the three and six months ended June 30, 2025, the Company recorded $1,023 and $1,342 of realized gains, respectively. During the three and six months ended June 30, 2024, the Company recorded $(207) and $410 of realized gains (losses), respectively. During the three and six months ended June 30, 2025, the Company recorded $2,891 and $3,059 of unrealized appreciation, respectively. During the three and six months ended June 30, 2024, the Company recorded $(2,360) and $4,432 of unrealized appreciation (depreciation), respectively.

Distributions to Common Stockholders

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

Segment Reporting

In accordance with Topic 280 – Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets. The Company’s investment objective is to generate both current income and to a lesser extent capital appreciation through its investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chairman, president, chief financial officer and chief operating officer. The CODM assesses the performance and makes decisions of the Company on a consolidated basis primarily based on the Company’s net increase in stockholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of distributions to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820),” which clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. An entity that qualifies as an investment company under Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. The Company has adopted ASU No. 2022-03 and does not believe that it had a material effect on its consolidated financial statements.

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

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

Subject to the supervision of the Board and pursuant to an investment advisory agreement between the Company and the Adviser (the “Investment Advisory Agreement”), the Adviser manages the day-to-day operations of the Company and provides the Company with investment advisory and management services. Among other things, the Adviser (i) determines the composition and allocation of the Company’s investment portfolio, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments made by the Company; (iii) performs due diligence on prospective portfolio companies; (iv) executes, closes, services and monitors the Company’s investments; (v) determines the securities and other assets that the Company will purchase, retain or sell; (vi) arranges financings and borrowing facilities for the Company; (vii) provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds; and (viii) to the extent permitted under the 1940 Act and the Advisers Act, on the Company’s behalf, and in coordination with any sub-adviser and any administrator, provides significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance under the 1940 Act, including utilizing appropriate personnel of the Adviser to, among other things, monitor the operations of the Company’s portfolio companies, participate in board and management meetings, consult with and advise officers of portfolio companies and provide other organizational and financial consultation. The Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Adviser is generally free to furnish similar services to other entities so long as its performance under the Investment Advisory Agreement is not adversely affected.

Under the Investment Advisory Agreement, the Company pays the Adviser (i) a base management fee and (ii) an incentive fee as compensation for the investment advisory and management services it provides the Company thereunder.

Base Management Fee

The Company pays to the Adviser an asset-based fee (the “Management Fee”) for management services in an amount equal to an annual rate of 1.30% of the average value of the Company’s gross assets (excluding cash and cash equivalents) as of the last day of the most recently completed calendar quarter and the last day of the immediately preceding calendar quarter payable quarterly in arrears. The Management Fee for any partial quarter is appropriately prorated based on the actual number of days elapsed during such partial quarter as a fraction of the number of days in the relevant calendar year. For the three and six months ended June 30, 2025, the Company incurred Management Fees of $8,661 and $16,998, respectively. For the three and six months ended June 30, 2024, the Company incurred Management Fees of $7,236 and $13,950, respectively. As of June 30, 2025 and December 31, 2024, the Company recorded Management Fees payable of $8,661 and $8,013, respectively.

Incentive Fee

Beginning December 21, 2024, on the fourth anniversary of the date on which Stockholders were required to fund their initial drawdown (the “Incentive Commencement Date”), the Company pays the Adviser an incentive fee (“Incentive Fee”) as set forth below. The Incentive Fee consists of two parts. The first part (the “Investment Income Incentive Fee”) is calculated and payable on a quarterly basis, in arrears, commencing December 31, 2024, following the Incentive Commencement Date, and equals 15% of “pre-incentive fee net investment income” for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.75% (i.e., 7% annualized) measured on a quarterly basis. For purposes of computing the initial installment of the Investment Income Incentive Fee, as the Incentive Commencement Date did not fall on the first day of a calendar quarter, the initial Investment Income Incentive Fee is calculated and payable for the period that commences on the Incentive Commencement Date through the last day of the first complete calendar quarter immediately following the Incentive Commencement Date (March 31, 2025). The second part (the “Capital Gains Incentive Fee”) is an annual fee that is calculated in arrears, as of the end of each calendar year (or as of the date of the termination of the Investment Advisory Agreement) in an amount equal to 15% of realized capital gains, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year, less the aggregate amount of any previously paid Capital Gains Incentive Fee. As the Incentive Commencement Date did not fall on the first day of a calendar year, the initial Capital Gains Incentive Fee shall be payable for the period that commences on the Incentive Commencement Date through December 31, 2025. For the three and six months ended June 30, 2025, the Company incurred Investment Income Incentive Fees of $5,152 and $10,368, respectively. For the three and six months ended June 30, 2025 and 2024, the Company did not incur any Capital Gains Incentive Fees.

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

For the three and six months ended June 30, 2025, the Company incurred $213 and $429, respectively, of administrative overhead expenses that were included on the Consolidated Statements of Operations as professional fees. For the three and six months ended June 30, 2024 the Company incurred $253 and $502 respectively, of administrative overhead expenses that were included on the Consolidated Statements of Operations as professional fees. As of June 30, 2025 and December 31, 2024, $213 and $213, respectively, of administrative overhead expenses remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses. For each of the three and six months ended June 30, 2025 and 2024, the Administrator did not waive any charges that were eligible for reimbursement under the terms of the Administration Agreement.

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

For the three and six months ended June 30, 2025, the Company incurred expenses for services provided by the Sub-Administrator and the Custodian of $528 and $1,006, respectively, that were included on the Consolidated Statements of Operations as professional fees. For the three and six months ended June 30, 2024 the Company incurred $556 and $894, respectively, that were included on the Consolidated Statements of Operations as professional fees. As of June 30, 2025 and December 31, 2024, $831 and $470, respectively, remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

Transfer Agent Fees

The Company has entered into a transfer agent servicing agreement with U.S. Bank Global Fund Services (in such capacity, the “Transfer Agent”). For the three and six months ended June 30, 2025, the Company incurred expenses for services provided by the Transfer Agent of $15 and $34, respectively, that were included on the Consolidated Statements of Operations as professional fees. For the three and six months ended June 30, 2024, the Company incurred expenses for services provided by the Transfer Agent of $(1) and $19, respectively, that were included on the Consolidated Statements of Operations as professional fees. As of June 30, 2025 and December 31, 2024, $30 and $11, respectively, remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

Affiliated Capital Market Entities

The Adviser is an affiliate of SPC Capital Markets LLC, a Delaware limited liability company (the “Affiliated Broker-Dealer”), which is registered as a broker-dealer with the SEC and a member of FINRA and the Securities Investor Protection Corporation (together with the other Stone Point affiliated entities that conduct financial services, loan origination, structuring, placement or other similar business as a broker, dealer, distributor, syndicator, arranger or originator of securities or loans, collectively the “Affiliated Capital Market Entities”). During the three and six months ended June 30, 2025, the Company paid the Affiliated Broker-Dealer a fee of $1,500 for services provided by the Affiliated Broker-Dealer in connection with the closing of the Senior Notes. During the three and six months ended June 30, 2024, the Company did not pay the Affiliated Broker-Dealer any fees. The Affiliated Broker-Dealer may receive fees from other investors and portfolio companies in which the Company invests but will not collect fees from the Company for its portfolio investments.

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

Co-Investment Exemptive Relief

The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. On June 14, 2022, the SEC granted the Company exemptive relief (the “Order”) that permits the Company to co-invest alongside other funds managed by the Adviser or certain of its affiliates, if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the directors who are not “interested persons” of the Company, the Adviser of their respective affiliates as defined in Section 2 (a)(19) of the 1940 Act (“Independent Directors”) make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and Stockholders and do not involve overreaching in respect of the Company or Stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of Stockholders and is consistent with the Company’s then-current investment objective and strategies. The Order provides that, in connection with any co-investment transaction, the Company may participate in any such co-investment transaction on terms that are the same as those applicable to the other funds managed by, or certain entities affiliated with, the Adviser or certain of its affiliates. To the extent an investment by such other fund or entity, as applicable, in an applicable co-investment opportunity is based on favorable terms, the Company will benefit from investing in such co-investment opportunity based on such favorable terms. In addition, the Order provides that, in connection with any such co-investment transaction, the Company will receive its pro rata share of any transaction fees (including break-up, structuring, monitoring or commitment fees but excluding brokerage or underwriting compensation permitted by section 17(e) or 57(k) of the 1940 Act), in respect of such co-investment transaction, based on the Company’s relative share of the amount invested or committed, as applicable, in such transaction.

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

For the three and six months ended June 30, 2025, the Company incurred offering costs of $11 and $23, respectively. For the three and six months ended June 30, 2024, the Company incurred offering costs of $13 and $32, respectively. As of both June 30, 2025 and December 31, 2024, there was no balance payable on the Consolidated Statements of Assets and Liabilities for offering expenses payable.

Note 5. Commitments and Contingencies

Litigation and Regulatory Matters

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with the Company’s portfolio companies. The Company and the Adviser are not currently a party to any material legal proceedings. Due to the delay in obtaining a California lending license, the Company incurred a de minimis penalty payment obligation to California, which amount has been borne entirely by the Adviser.

Unfunded Portfolio Company Commitments

From time to time, the Company enters into commitments to fund investments. As of June 30, 2025 and December 31, 2024, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

($ in thousands)
Portfolio Company	Type of Investment	June 30, 2025 Par	December 31, 2024 Par
Accordion Partners LLC	First Lien Delayed Draw Term Loan	$4,581	$5,454
Accordion Partners LLC	First Lien Revolving Loan	3,636	3,636
Accuserve Solutions, Inc.	First Lien Delayed Draw Term Loan	4,226	4,876
Accuserve Solutions, Inc.	First Lien Revolving Loan	2,629	6,573
Acentra Holdings, LLC	First Lien Delayed Draw Term Loan	8,715	8,715
Acentra Holdings, LLC	First Lien Revolving Loan	1,037	1,287
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	3,928	5,722
Action Behavior Centers Therapy LLC	First Lien Revolving Loan	3,071	3,071
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	4,057	-
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	-	12,511
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	1,200	4,753
Amerilife Holdings LLC	First Lien Revolving Loan	5,199	6,891
Anaplan Inc.	First Lien Revolving Loan	1,546	1,546
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	10,915	-
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	-	4,741
Aprio Advisory Group, LLC	First Lien Revolving Loan	4,402	2,994
Arden Insurance Services LLC	First Lien Revolving Loan	1,829	1,463
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	901	1,020
ARMStrong Receivable Management	First Lien Revolving Loan	299	299
Babylon Buyer, Inc.	First Lien Revolving Loan	1,183	-
Baker Tilly Advisory Group, L.P.	First Lien Delayed Draw Term Loan	-	2,736
Baker Tilly Advisory Group, L.P.	First Lien Delayed Draw Term Loan	2,726	-
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	1,050	-
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	3,835	3,835
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	9,390	9,390
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	3,000	3,000
Bellwether Buyer, LLC	First Lien Delayed Draw Term Loan	7,530	-
Bellwether Buyer, LLC	First Lien Revolving Loan	3,012	-
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	4,235	4,235
Belmont Buyer, Inc.	First Lien Revolving Loan	1,018	1,453
Bottomline Technologies, Inc.	First Lien Revolving Loan	3,849	7,365
Captive Resources Midco, LLC	First Lien Revolving Loan	2,203	2,203
Chartis Group, LLC	First Lien Delayed Draw Term Loan	2,518	2,517
Chartis Group, LLC	First Lien Revolving Loan	1,259	1,259
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	-	638
Choreo Buyer LLC.	First Lien Delayed Draw Term Loan	15,560	15,560
Cliffwater, LLC	First Lien Revolving Loan	5,966	2,857
Congress Buyer, Inc	First Lien Delayed Draw Term Loan	7,383	-
Continental Buyer, Inc	First Lien Delayed Draw Term Loan	-	8,153
Continental Buyer, Inc	First Lien Delayed Draw Term Loan	3,237	-
Continental Buyer, Inc	First Lien Revolving Loan	4,545	3,057
Diligent Corporation	First Lien Revolving Loan	5,547	5,997
Diligent Corporation	First Lien Delayed Draw Term Loan	4,124	4,124
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	2,134	2,134
Eclipse Buyer, Inc.	First Lien Revolving Loan	1,083	1,083
Ellkay, LLC	First Lien Revolving Loan	-	2,167
Exeter Short Term Funding LLC	First Lien Revolving Loan	14,163	8,797

($ in thousands)
Portfolio Company	Type of Investment	June 30, 2025 Par	December 31, 2024 Par
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	421	4,686
Foundation Risk Partners, Corp.	First Lien Revolving Loan	3,526	4,407
Galway Borrower LLC	First Lien Revolving Loan	2,072	2,767
Galway Borrower LLC	First Lien Delayed Draw Term Loan	9,038	10,596
GovDelivery Holdings LLC	First Lien Revolving Loan	1,886	2,193
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	893	1,109
GS Acquisitionco, Inc.	First Lien Revolving Loan	1,000	1,080
Guardian Restoration Partners Buyers, LLC	First Lien Delayed Draw Term Loan	5,370	9,082
Guardian Restoration Partners Buyers, LLC	First Lien Revolving Loan	1,756	2,057
HBWM Intermediate II, LLC	First Lien Delayed Draw Term Loan	-	5,498
HBWM Intermediate II, LLC	First Lien Revolving Loan	742	1,017
Heights Buyer, LLC	First Lien Delayed Draw Term Loan	-	2,554
Heights Buyer, LLC	First Lien Revolving Loan	2,043	2,235
Hyland Software, Inc	First Lien Revolving Loan	1,199	1,199
IG Investments Holdings, LLC	First Lien Revolving Loan	3,509	3,509
Imagine Acquisition, Inc.	First Lien Revolving Loan	4,630	4,399
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	3,188	-
Kona Buyer, LLC	First Lien Revolving Loan	355	-
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	24,923	24,923
Kwol Acquisition Inc	First Lien Revolving Loan	329	329
LENDINGTREE, INC.	First Lien Delayed Draw Term Loan	-	3,000
Low Voltage Holdings Inc.	First Lien Delayed Draw Term Loan	1,119	-
Low Voltage Holdings Inc.	First Lien Revolving Loan	606	-
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	2,460	2,782
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	4,536	-
MAI Capital Management Intermediate LLC	First Lien Revolving Loan	1,570	1,331
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	7,226	8,932
MB2 Dental Solutions, LLC	First Lien Revolving Loan	2,244	2,244
Ministry Brands Holdings, LLC	First Lien Revolving Loan	1,554	1,695
Minotaur Acquisition, Inc.	First Lien Delayed Draw Term Loan	3,401	3,401
Minotaur Acquisition, Inc.	First Lien Revolving Loan	2,041	2,041
MIRRA-PRIMEACCESS Holdings, LLC	First Lien Revolving Loan	685	685
New Mountain Capital LLC	First Lien Delayed Draw Term Loan	250	350
New Mountain Capital LLC	First Lien Delayed Draw Term Loan	557	557
New Mountain Capital LLC	First Lien Delayed Draw Term Loan	2,657	2,657
New Mountain Capital LLC	First Lien Delayed Draw Term Loan	1,942	1,942
NextGen Healthcare	First Lien Delayed Draw Term Loan	2,370	2,370
NextGen Healthcare	First Lien Revolving Loan	889	889
NXGen Buyer, Inc.	First Lien Revolving Loan	326	326
Omega Systems Intermediate Holdings, INC	First Lien Delayed Draw Term Loan	6,333	-
Omega Systems Intermediate Holdings, INC	First Lien Revolving Loan	1,900	-
oneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	3,123	4,712
oneZero Financial Systems, LLC	First Lien Revolving Loan	3,365	3,365
Orion Advisor Solutions, LLC	Second Lien Delayed Draw Term Loan	4,847	6,524
PAS Parent Inc.	First Lien Delayed Draw Term Loan	1,112	1,476
PAS Parent Inc.	First Lien Delayed Draw Term Loan	5,625	5,625
PAS Parent Inc.	First Lien Revolving Loan	934	1,000
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	3,193	3,193
Petra Borrower, LLC	First Lien Revolving Loan	1,597	2,456
Project K Buyerco, INC.	First Lien Revolving Loan	7,727	7,727

($ in thousands)
Portfolio Company	Type of Investment	June 30, 2025 Par	December 31, 2024 Par
Propio LS, LLC	First Lien Revolving Loan	184	-
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	8,209	-
RCP Nats Purchaser, LLC	First Lien Revolving Loan	5,746	-
Redwood Purchaser, INC	First Lien Delayed Draw Term Loan	10,663	-
Redwood Purchaser, INC	First Lien Revolving Loan	5,022	-
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	7,404	-
Simplifi Holdings, Inc.	First Lien Revolving Loan	2,060	2,892
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	1,881	-
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	2,112	-
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	198	260
Southpaw AP Buyer, LLC	First Lien Revolving Loan	486	868
SpecialtyCare, Inc.	First Lien Revolving Loan	510	446
Standish Management US, LLC	First Lien Delayed Draw Term Loan	5,444	5,444
Standish Management US, LLC	First Lien Revolving Loan	5,662	4,247
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	5,075	6,300
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	3,500	3,500
TA/WEG Holdings, LLC	First Lien Delayed Draw Term Loan	-	5,602
TA/WEG Holdings, LLC	First Lien Delayed Draw Term Loan	-	5
TA/WEG Holdings, LLC	First Lien Revolving Loan	2,000	1,995
TA/WEG Holdings, LLC	First Lien Revolving Loan	1,135	1,135
Tamarack Intermediate, L.L.C.	First Lien Revolving Loan	3,069	3,516
THG Acquisition, LLC	First Lien Delayed Draw Term Loan	5,660	5,847
THG Acquisition, LLC	First Lien Revolving Loan	2,707	2,706
Titan Home Improvement, LLC	First Lien Delayed Draw Term Loan	4,605	4,605
Titan Home Improvement, LLC	First Lien Revolving Loan	3,837	3,837
TRAK Purchaser, Inc.	First Lien Revolving Loan	1,094	-
Trinity Partners Holdings, LLC	First Lien Delayed Draw Term Loan	7,447	6,625
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	5,817	5,817
TST Intermediate Holdings, LLC	First Lien Revolving Loan	748	890
Vital Care Buyer LLC	First Lien Revolving Loan	874	874
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	12,000	-
World Insurance Associates, LLC	First Lien Revolving Loan	649	-
Worldwide Insurance Network, LLC	First Lien Delayed Draw Term Loan	5,917
Worldwide Insurance Network, LLC	First Lien Delayed Draw Term Loan	15,000	12,174
Total Par.		$452,505	$402,618

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded on the consolidated financial statements and reflected as an adjustment to the valuation of the related security on the Consolidated Schedule of Investments as of both June 30, 2025 and December 31, 2024. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

The credit agreements of the unfunded portfolio company commitments contain customary lending provisions which are subject to the portfolio company’s achievement of certain milestones. In instances where the underlying company experiences material adverse effects that would impact the financial condition or business outlook of the company, there is relief to the Company from funding obligations for previously made commitments. Unfunded portfolio company commitments may expire without being drawn upon, and therefore, do not necessarily represent future cash requirements or future earning assets for the Company. The Company expects to maintain sufficient liquidity in the form of cash, financing capacity and undrawn capital commitments from its investors to cover any outstanding unfunded portfolio company commitments the Company may be required to fund.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. Effective December 17, 2019, the asset coverage ratio under the 1940 Act Applicable to us decreased to 150% from 200%, so long as we meet certain disclosure requirements. As a result of complying with the requirements set forth in Section 61 of the 1940 Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of June 30, 2025 and December 31, 2024, the Company’s asset coverage ratios were 189% and 194%, respectively. For the six months ended June 30, 2025, the weighted average borrowing and interest rate on our floating rate credit facilities was $941,113 and 6.7% compared to $884,316 and 8.1% for the six months ended June 30, 2024.

The following tables show the Company’s outstanding debt as of June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value (2)
Capital Call Facility	$65,000	$35,000	$30,000	$34,879
Revolving Credit Facility	850,000	683,000	167,000	675,724
Secured Credit Facility	300,000	222,000	78,000	219,476
2025 Notes	—	—	—	—
2029 Notes	200,000	200,000	—	197,832
Senior Notes	300,000	300,000	—	296,518
Total	$1,715,000	$1,440,000	$275,000	$1,424,429

	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value (2)
Capital Call Facility	$65,000	$27,000	$38,000	$26,757
Revolving Credit Facility	850,000	680,000	170,000	671,821
Secured Credit Facility	300,000	200,000	100,000	197,076
2025 Notes	225,000	225,000	—	224,612
2029 Notes	200,000	200,000	—	197,660
Total	$1,640,000	$1,332,000	$308,000	$1,317,926

(1)
The amount available may be subject to limitations related to the borrowing base under the Company's outstanding debt (collectively the "Financing Facilities"), outstanding letters of credit issued and asset coverage requirements.
(2)
As of June 30, 2025 and December 31, 2024, all of the Company’s outstanding debt was categorized as Level 3 within the fair value hierarchy.

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

As of June 30, 2025 and December 31, 2024, the maximum borrowing capacity of the Company under the Capital Call Facility was $65,000.

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

The stated Maturity Date of the Capital Call Facility is December 26, 2025, unless otherwise terminated.

The Capital Call Facility includes customary covenants as well as usual and customary events of default for revolving credit facilities of this nature.

As of each of June 30, 2025 and December 31, 2024, the carrying amount of the Company’s borrowings under the Capital Call Facility approximated its fair value. As of June 30, 2025, and December 31, 2024, unamortized financing costs of $121 and $243, respectively, are being deferred and amortized over the remaining term of the Capital Call Facility. As of June 30, 2025 and December 31, 2024, the Company had an outstanding balance of $35,000 and $27,000, respectively. As of June 30, 2025 and December 31, 2024, the Capital Call Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $34,879 and $26,757, respectively.

The following table shows additional information about the interest and financing costs related to the Capital Call Facility for the three and six months ended June 30, 2025 and 2024:

($ in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Interest expense related to the Capital Call Facility	$260	$783	$752	$1,604
Financing expenses related to the Capital Call Facility	61	88	122	177
Total interest and financing expenses related to the Capital Call Facility	$321	$871	$874	$1,781

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

On April 11, 2025, SPCC Funding I LLC executed a letter agreement (the “First Amendment”) to amend the Revolving Credit Facility. Under the First Amendment, the lenders party to the Revolving Credit Facility agreed to make advances to the respective financing commitment of such lender (a "Tranche A Advance" or a "Tranche B Advance," as applicable and together, an "Advance") with the following changes to the applicable margin: (a) with respect to interest based on the reference rate, 2.00% per annum; provided that, in the case of Tranche B Advances denominated in pound sterling, the applicable margin for Advances shall be 2.1193% per annum, (b) with respect to interest based on Term SOFR, 2.00% per annum, and (c) with respect to interest based on a base rate, 2.00% per annum; provided that, in the case of Tranche B Advances denominated in pound sterling, the applicable margin for Advances is 2.1193% per annum. The First Amendment also extended the non-call period to align with the reinvestment period of the Revolving Credit Facility. The other material terms of the Revolving Credit Facility were unchanged.

As of June 30, 2025, the financing commitment from the lenders under the Revolving Credit Facility was $850,000 and borrowings under the Revolving Credit Facility bore interest at an applicable margin of 2.00% per annum with respect to SOFR loans. As of December 31, 2024, the financing commitment from the lenders under the Revolving Credit Facility was $850,000 and borrowings under the Revolving Credit Facility bore interest at an applicable margin of 2.45% per annum with respect to SOFR loans. In connection with the Revolving Credit Facility, SPV I made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions. The stated Maturity Date of the Revolving Credit Facility is June 27, 2029, unless otherwise terminated.

As of each of June 30, 2025 and December 31, 2024, the carrying amount of the Company’s borrowings under the Revolving Credit Facility approximated its fair value. As of June 30, 2025 and December 31, 2024, unamortized financing costs of $7,276 and $8,179, respectively, are being deferred and amortized over the remaining term of the Revolving Credit Facility. As of June 30, 2025 and December 31, 2024, the Revolving Credit Facility had an outstanding balance of $683,000 and $680,000, respectively. As of June 30, 2025 and December 31, 2024, the Revolving Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $675,724 and $671,821, respectively.

The following table shows additional information about the interest and financing costs related to the Revolving Credit Facility for the three and six months ended June 30, 2025 and 2024:

($ in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Interest expense related to the Revolving Credit Facility	$11,549	$14,203	$23,400	$26,530
Financing expenses related to the Revolving Credit Facility	454	183	903	590
Total interest and financing expenses related to the Revolving Credit Facility	$12,003	$14,386	$24,303	$27,120

Secured Credit Facility

On August 14, 2023, SPV II entered into a Credit Agreement (as amended, the “Secured Credit Facility”), with the lenders from time to time party thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent (the “Administrative Agent”), U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as collateral custodian.

As of June 30, 2025 and December 31, 2024, the Secured Credit Facility is comprised of (i) a $250,000 asset-based revolving loan facility (the “ABL Facility”) and (ii) a $50,000 asset-based revolving loan facility (the “Revolver Facility”), each of which has its own borrowing base. The Secured Credit Facility contains customary covenants, including certain limitations on the activities of SPV II, and customary events of default.

On March 3, 2025, (the “First Amendment Date”), SPV II entered into an amendment to the Secured Credit Facility, which, among other things, reduced the applicable margin on borrowings from 3.10% to 2.00% per annum, extended the reinvestment period to March 3, 2028, and extended the maturity date to March 3, 2030.

As of each of June 30, 2025 and December 31, 2024, the carrying amount of the Company’s borrowings under the Secured Credit Facility approximated its fair value. As of June 30, 2025, and December 31, 2024, unamortized financing costs of $2,524 and $2,924, respectively, are being deferred and amortized over the remaining term of the Secured Credit Facility. As of both June 30, 2025, and December 31, 2024, the Secured Credit Facility had an outstanding balance of $222,000 and $200,000, respectively. As of June 30, 2025 and December 31, 2024, the Secured Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $219,476 and $197,076, respectively.

The following table shows additional information about the interest and financing costs related to the Secured Credit Facility for the three and six months ended June 30, 2025 and 2024:

($ in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Interest expense related to the Secured Credit Facility	$3,886	$4,351	$7,663	$8,313
Financing expenses related to the Secured Credit Facility	201	108	400	216
Total interest and financing expenses related to the Secured Credit Facility	$4,087	$4,459	$8,063	$8,529

2025 Notes

On May 19, 2022, the Company entered into a Note Purchase Agreement (the “NPA”) governing the issuance of $225,000 in aggregate principal amount of senior unsecured notes due May 19, 2025 (the “2025 Notes”) to qualified institutional investors in a private placement. $150,000 of the 2025 Notes were delivered and paid for on May 19, 2022, and $75,000 of the 2025 Notes were delivered and paid for on August 18, 2022. The 2025 Notes matured and were fully repaid on May 19, 2025.

The 2025 Notes had a fixed interest rate of 5.83% per year, subject to a step up of (1) 1.00% per year, to the extent and for so long as the 2025 Notes failed to satisfy certain investment grade rating conditions and/or (2) 1.50% per year, to the extent and for so long as either the ratio of the Company’s secured debt to total assets exceeded specified thresholds, measured as of each fiscal quarter-end, or the Company failed to deliver the required quarterly or annual financial statements and related certificates when due.

Interest on the 2025 Notes was due semiannually in May and November of each year, beginning in November 2022. In addition, the Company was obligated to offer to repay the 2025 Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occurred.

As of each of June 30, 2025 and December 31, 2024, the carrying amount of the Company’s borrowings under the 2025 Notes approximated its fair value. As of June 30, 2025 and December 31, 2024, unamortized debt issuance costs of zero and $388, respectively, were being deferred and amortized over the remaining term of the 2025 Notes. As of June 30, 2025 and December 31, 2024, the 2025 Notes had an outstanding balance of zero and $225,000, respectively. The 2025 Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling zero as of June 30, 2025 and $224,612 as of December 31, 2024.

The following table shows additional information about the interest and financing costs related to the 2025 Notes for the three and six months ended June 30, 2025 and 2024:

($ in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Interest expense related to the 2025 Notes	$1,749	$3,279	$5,028	$6,559
Financing expenses related to the 2025 Notes	128	263	388	523
Total interest and financing expenses related to the 2025 Notes	$1,877	$3,542	$5,416	$7,082

2029 Notes

On September 17, 2024, the Company entered into a Note Purchase Agreement (the “September 2024 NPA”) governing the issuance of $200,000 in aggregate principal amount of senior unsecured notes due September 15, 2029 (the “2029 Notes”) to qualified institutional investors in a private placement.

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

The 2029 Notes will mature on September 15, 2029 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the September 2024 NPA. Interest on the 2029 Notes is due semiannually in April and October of each year, beginning in April 2025. In addition, the Company is obligated to offer to repay the 2029 Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the September 2024 NPA, the Company may redeem the 2029 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before June 16, 2029, a make-whole premium.

As of each of June 30, 2025 and December 31, 2024 the carrying amount of the Company’s borrowings under the 2029 Notes approximated its fair value. As of June 30, 2025 and December 31, 2024, unamortized debt issuance costs of $2,168 and $2,340, respectively, are being deferred and amortized over the remaining term of the 2029 Notes. As of both June 30, 2025 and December 31, 2024, the 2029 Notes had an outstanding balance of $200,000. The 2029 Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $197,832 as of June 30, 2025 and $197,660 as of December 31, 2024.

The following table shows additional information about the interest and financing costs related to the 2029 Notes for the three and six months ended June 30, 2025:

($ in thousands)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Interest expense related to the 2029 Notes	$3,350	$6,961
Financing expenses related to the 2029 Notes	150	272
Total interest and financing expenses related to the 2029 Notes	$3,500	$7,233

Senior Notes

On March 21, 2025, the Company entered into a Note Purchase Agreement (the “March 2025 NPA”) governing the issuance of (i) $60,000 in aggregate principal amount of senior unsecured notes due May 15, 2028 (the “2028 Notes”) and (ii) $240,000 in aggregate principal amount of senior unsecured notes due May 15, 2030 (the “2030 Notes”) (together with the 2028 Notes, collectively, “Senior Notes”) to qualified institutional investors in a private placement.

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

As of June 30, 2025 the carrying amount of the Company’s borrowings under the Senior Notes approximated its fair value. As of June 30, 2025, unamortized debt issuance costs of $3,482 are being deferred and amortized over the remaining term of the Senior Notes. As of June 30, 2025, the Senior Notes had an outstanding balance of $300,000. The Senior Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $296,518 as of June 30, 2025.

The following table shows additional information about the interest and financing costs related to the Senior Notes for the three and six months ended June 30, 2025:

($ in thousands)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Interest expense related to the Senior Notes	$2,382	$2,382
Financing expenses related to the Senior Notes	102	102
Total interest and financing expenses related to the Senior Notes	$2,484	$2,484

Note 7. Net Assets

Issuances of Equity Securities

For the three and six months ended June 30, 2025 and 2024, the Company has completed the following issuances of Common Stock:

($ in thousands, except share information) Common Share Issuance Date	Number of Common Shares Issued	Net Proceeds	Per Share
June 30, 2025(1)	335,985	6,666	19.84
March 31, 2025(1)	352,159	6,983	19.85
March 31, 2025	88,251	1,750	19.85
June 28, 2024	6,539,426	129,521	19.81
June 28, 2024 (1)	634,347	12,564	19.81
April 2, 2024	12,684	250	19.71
March 28, 2024	3,402,804	66,893	19.66
March 26, 2024(1)	461,503	9,072	19.66

(1)	Shares were issued to Stockholders participating in the Company’s DRIP.

The issuances of Common Stock were made at a price at least equal to the then-current net asset value, with such calculation carried out consistent with the Company’s Valuation Policy.

Except with respect to shares of Common Stock issued under the DRIP, sales of Common Stock were made pursuant to subscription agreements entered into by the Company and its investors. Each of the sales of Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten business days’ prior notice to the funding date. As of June 30, 2025, the Company has received capital commitments totaling $1,514.7 million, of which, $336.6 million remains unfunded. As of December 31, 2024, the Company had received capital commitments totaling $1,512.9 million, of which, $336.6 million remained unfunded.

Distributions

For the three and six months ended June 30, 2025 and 2024, the Company declared the following distributions.

($ in thousands, except per share amounts)
Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
June 27, 2025	June 30, 2025	$0.470	$29,842
March 27, 2025	March 31, 2025	$0.490	$30,896
June 26, 2024	June 28, 2024	$0.650	$35,220
March 25, 2024	March 26, 2024	$0.650	$32,700

Note 8. Investments

The following table presents the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2025 and December 31, 2024.

($ in thousands)	June 30, 2025			December 31, 2024
Investments:	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value
First Lien Loans	$2,333,060	$2,335,714	88.0%	$2,207,578	$2,209,392	88.2%
Second Lien Loans	155,331	149,799	5.7	157,690	151,362	6.0
Unsecured Notes	111,299	112,475	4.2	90,353	91,375	3.7
Preferred Equity	37,116	38,583	1.5	34,833	36,226	1.5
Common Equity and Warrants	12,366	17,095	0.6	12,353	15,887	0.6
Total Investments	$2,649,172	$2,653,666	100.0%	$2,502,807	$2,504,242	100.0%

The geographic composition of investments based on fair value as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
U.S	99.0%	98.9%
Non-U.S.	1.0	1.1
Total	100.0%	100.0%

The industry composition of investments based on fair value as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
Capital Markets	5.7%	5.0%
Diversified Consumer Services	0.0	0.7
Financial Services	10.7	9.5
Health Care Providers & Services	18.2	16.8
Health Care Technology	2.1	3.1
Insurance	21.4	21.9
IT Services	6.7	7.8
Professional Services	15.6	16.5
Real Estate Management & Development	5.0	4.6
Software	13.5	12.6
Consumer Finance	1.1	1.5
Total	100.0%	100.0%

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

The following table presents the fair value hierarchy as of June 30, 2025.

		June 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$51,779	$2,283,935	$2,335,714
Second Lien Loans	—	67,720	82,079	149,799
Unsecured Notes	—	8,502	103,973	112,475
Preferred Equity	—	—	38,583	38,583
Common Equity & Warrants	—	—	11,931	11,931
Subtotal	$—	$128,001	$2,520,501	$2,648,502
Investments Measured at NAV	$—	$—	$—	$5,164
Total	$—	$128,001	$2,520,501	$2,653,666

The following table presents the fair value hierarchy as of December 31, 2024.

	December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$33,634	$2,175,758	$2,209,392
Second Lien Loans	—	71,766	79,596	151,362
Unsecured Notes	—	3,435	87,940	91,375
Preferred Equity	—	—	36,226	36,226
Common Equity & Warrants	—	—	11,696	11,696
Subtotal	$—	$108,835	$2,391,216	$2,500,051
Investments Measured at NAV	$—	$—	$—	$4,191
Total	$—	$108,835	$2,391,216	$2,504,242

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
($ in thousands)	First Lien Loans	Second Lien Loans	Unsecured Note	Preferred Equity	Common Equity & Warrants	Total Investments
Fair value, beginning of period	$2,263,619	$80,945	$101,708	$37,257	$11,800	$2,495,329
Purchases of investments, net	173,248	281	2,048	1,251	-	176,828
Proceeds from sales and principal payments, net	(157,034)	-	-	-	-	(157,034)
Realized gain (loss) on investments	1,923	-	-	-	-	1,923
Net change in unrealized appreciation/(depreciation)	371	829	162	56	131	1,549
Net accretion of discount and amortization of investments	1,808	24	55	19	-	1,906
Transfers in (out) of Level 3	-	-	-	-	-	-
Ending balance	$2,283,935	$82,079	$103,973	$38,583	$11,931	$2,520,501

	Three Months Ended June 30, 2024
($ in thousands)	First Lien Loans	Second Lien Loans	Unsecured Note	Preferred Equity	Common Equity & Warrants	Total Investments
Fair value, beginning of period	$1,787,311	$201,896	$49,347	$28,951	$9,611	$2,077,116
Purchases of investments, net	296,975	29,973	9,741	4,639	—	341,328
Proceeds from sales and principal payments, net	(125,846)	(34,918)	(19,691)	—	—	(180,455)
Realized gain (loss) on investments	2,290	(835)	—	—	—	1,455
Net change in unrealized appreciation/(depreciation)	(2,120)	2,281	(792)	74	1,064	507
Net accretion of discount and amortization of investments	2,669	60	52	21	—	2,802
Transfers in (out) of Level 3	—	(11,863)	—	—	—	(11,863)
Ending balance	$1,961,279	$186,594	$38,657	$33,685	$10,675	$2,230,890

	Six Months Ended June 30, 2025
	First Lien Loans	Second Lien Loans	Unsecured Note	Preferred Equity	Common Equity & Warrants	Total Investments
Fair value, beginning of period	$2,175,756	$79,596	$87,941	$36,227	$11,696	$2,391,216
Purchases of investments, net	339,411	1,960	15,744	2,238	13	359,366
Proceeds from sales and principal payments, net	(239,793)	(4)	-	-	-	(239,797)
Realized gain (loss) on investments	2,547	-	2	(1)	-	2,548
Net change in unrealized appreciation/(depreciation)	871	466	170	75	222	1,804
Net accretion of discount and amortization of investments	5,143	61	116	44	-	5,364
Transfers in (out) of Level 3	-	-	-	-	-	-
Ending balance	$2,283,935	$82,079	$103,973	$38,583	$11,931	$2,520,501

	Six Months Ended June 30, 2024
	First Lien Loans	Second Lien Loans	Unsecured Note	Preferred Equity	Common Equity & Warrants	Total Investments
Fair value, beginning of period	$1,723,677	$151,404	$48,333	$27,540	$10,593	$1,961,547
Purchases of investments, net	484,606	98,330	10,186	5,504	-	598,626
Proceeds from sales and principal payments, net	(258,139)	(53,801)	(19,691)	-	-	(331,631)
Realized gain (loss) on investments	4,260	(812)	-	-	-	3,448
Net change in unrealized appreciation/(depreciation)	3,135	3,173	(268)	601	82	6,723
Net accretion of discount and amortization of investments	3,740	162	97	40	-	4,039
Transfers in (out) of Level 3	-	(11,862)	-	-	-	(11,862)
Ending balance	$1,961,279	$186,594	$38,657	$33,685	$10,675	$2,230,890

During the three and six months ended June 30, 2025, there were no transfers into Level 3 from Level 2 because of a decrease in observable inputs and no transfers into Level 2 from Level 3 because of an increase in observable inputs. During the three and six months ended June 30, 2024, there were no transfers into Level 3 from Level 2 and one transfer into Level 2 from Level 3 because of an increase in observable inputs.

The following table presents the net change in unrealized appreciation (depreciation) for the Level 3 investments held by the Company at the three and six months ended June 30, 2025 and 2024.

($ in thousands) Net Change in Unrealized Appreciation (Depreciation)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
First Lien Loans	$371	$(2,120)	$871	$3,135
Second Lien Loans	829	2,281	466	3,173
Unsecured Notes	162	(792)	170	(268)
Preferred Equity	56	74	75	601
Common Equity & Warrants	131	1,064	222	82
Total	$1,549	$507	$1,804	$6,723

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2025. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Adviser’s determination of fair value.

($ in thousands)	June 30, 2025
Investments	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
First Lien Loans	$1,933,105	Discounted Cash Flow	Discount Rate	8.3% - 14.1% (9.6%)
First Lien Loans	329,725	Market Transaction	Market Transaction	98.5% - 100.0% (99.2%)
First Lien Loans	21,105	Recovery Analysis	Recovery Rate	5.3x-5.3x (5.3x)
Second Lien Loan	82,079	Discounted Cash Flow	Discount Rate	8.6% - 19.8% (12.6%)
Unsecured Notes	103,369	Discounted Cash Flow	Discount Rate	7.0% - 15.5% (11.4%)
Unsecured Notes	604	Market Transaction	Market Transaction	$20,939.7-$20,939.7($20,939.7)
Preferred Equity	35,441	Discounted Cash Flow	Discount Rate	13.1% - 15.0% (14.3%)
Preferred Equity	3,142	Enterprise Value Analysis	EBITDA Multiple	19.5x
Common Equity & Warrants	11,931	Enterprise Value Analysis	EBITDA Multiple	7.0x – 22.5x (17.5x)
Total	$2,520,501

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

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. The methodology for the weighted average number of shares outstanding during the period utilizes the weighted average number of shares from the beginning of the period through the end of the period. Other potentially dilutive shares of Common Stock, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. For the three and six months ended June 30, 2025 and 2024, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of Common Stock for the three and six months ended June 30, 2025 and 2024:

($ in thousands, except share and per share information)	Three Months Ended June 30, 2025 (Unaudited)	Three Months Ended June 30, 2024 (Unaudited)	Six Months Ended June 30, 2025 (Unaudited)	Six Months Ended June 30, 2024 (Unaudited)
Net increase (decrease) in net assets resulting from operations	$33,112	$36,234	$63,153	$77,486
Weighted average shares of common stock outstanding - basic and diluted	63,498,105	54,418,817	63,278,474	52,443,120
Basic and diluted net increase (decrease) in net assets resulting from operations per share of common stock	$0.52	$0.67	$1.00	$1.48

Note 11. Financial Highlights

The following per share of Common Stock data has been derived from information provided on the consolidated financial statements. The following is a schedule of financial highlights for the six months ended June 30, 2025 and 2024:

($ in thousands, except share and per share information)	Six Months Ended June 30, 2025 (Unaudited)	Six Months Ended June 30, 2024 (Unaudited)
Per share of Common Stock operating performance:
Net asset value, beginning of period	$19.85	$19.71
Results of operations:
Net investment income [1]	0.93	1.39
Net realized gains (losses) and unrealized appreciation (depreciation) [2]	0.07	0.07
Net increase (decrease) in net assets resulting from operations	1.00	1.46

Distributions to Common Stockholders
Distributions from earnings	(0.96)	(1.30)
Net decrease in net assets resulting from distributions	(0.96)	(1.30)
Net asset value, end of period	$19.89	$19.87

Shares outstanding, end of period	63,830,398	61,358,938
Ratio/Supplemental Data
Net assets, end of period	$1,269,311	$1,219,289
Weighted average shares outstanding	63,278,474	52,443,120
Total return [3]	5.11%	7.56%
Portfolio turnover	9.88%	15.63%
Ratio of operating expenses to average net assets [4]	12.84%	11.46%
Ratio of net investment income (loss) to average net assets [4]	9.40%	13.37%

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
4
The ratios reflect an annualized amount. Non-recurring expenses were not annualized. During the six months ended June 30, 2025 and 2024, the Company incurred $23 and $32 of Offering Expenses, respectively, which were deemed to be non-recurring.

Note 12. Subsequent Events

Management has evaluated subsequent events and transactions for potential recognition and/or disclosure through the date the consolidated financial statements were issued. Except as set forth below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized on the consolidated financial statements as of and for the three and six months ended June 30, 2025.

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

Overview

We were incorporated under the laws of the State of Delaware on September 8, 2020. We have elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”) and have elected to be treated, and intend to qualify annually, as a RIC for federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” and tax requirements such as source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

As of June 30, 2025, we have called equity capital in the amount of $1,178.1 million. See “Subscriptions and Drawdowns” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates calling additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.

Investment Objective and Strategy

Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. We seek to invest primarily in senior secured or unsecured loans and, to a lesser extent, subordinated loans, mezzanine loans, and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. We may invest without limit in originated or syndicated debt. Under normal market conditions, we generally invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds, and other credit instruments that are issued in private offerings or issued by private companies) (the "80% Policy").

Our investment objective is to generate favorable risk-adjusted returns through current income and, to a lesser extent, capital appreciation by investing primarily in directly originated, senior secured first lien (including unitranche) loans. Although it is not our primary strategy, we also opportunistically invest in second lien loans, subordinated loans, mezzanine loans, structured finance securities and equity-related securities. We typically target loans issued by U.S. middle market companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $30 million and $250 million annually. In the context of leveraged buyouts, acquisitions, debt refinancings, recapitalizations, and other opportunistic asset purchases. We may from time to time invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. Our investment objective may be changed without a vote of the holders of a majority of our common stock.

We have adopted a non-fundamental policy to invest, under normal market conditions, at least 75% of the value of our total assets (measured at the time of each such investment) in portfolio companies that are in the financial services, business services, software and technology or healthcare services sectors. The remaining 25% of the value of our total assets (measured at the time of each such investment) may be invested across a wide range of sectors (although we expect to avoid businesses which at the time of our investment participate in certain sectors such as payday lending, pawn shops, automobile title and tax refund anticipation loans, credit repair services, strip mining, drug paraphernalia, marijuana related businesses, tax evasion gaming and pornography).

Key Components of our Results of Operations

Investments

Our level of investment activity can and will vary substantially from period to period depending on many factors, including the amount of debt available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the type of investments we make.

As a BDC, we must invest at least 70% of our assets in “qualifying assets,” which may include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all U.S. private operating companies and small U.S. public operating companies with a market capitalization of less than $250 million.

As a BDC, we may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments, such as investments in non-U.S. companies.

Revenue

We expect to generate revenues primarily through receipt of interest and dividend income from our investments. In addition, we may generate income from capital gains on the sales of loans and debt and equity related securities and various loan origination and other fees and dividends on direct equity investments.

Expenses

Our day-to-day investment operations are managed by the Adviser, and services necessary for our business, including the origination and administration of our investment portfolio, are provided by individuals who are employees of the Adviser, Administrator, and Sub-Administrator, pursuant to the terms of the Investment Advisory Agreement, the Administration Agreement, and Sub-Administration Agreement. We will reimburse the Administrator for its allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement, including its allocable portion of the cost of certain of our officers and their respective staff, and the Adviser for certain expenses under the Investment Advisory Agreement. We bear our allocable portion of the compensation paid by Stone Point to the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staff (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by Administrator in performing its administrative obligations under the Administration Agreement, (iii) fees for services rendered by the Sub-Administrator that the Administrator determines are commercially reasonable; and (iv) all other expenses of its operations and transactions including, without limitation, those relating to:

•
the cost of calculating our net asset value, including the cost of any third-party valuation services;
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
•
interest expense and other costs associated with our indebtedness;
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
•
costs associated with our reporting and compliance obligations U.S. federal and state securities laws, including, the Securities Act, the Exchange Act and the 1940 Act; and
•
other expenses incurred by us or the Administrator in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion (subject to the review and approval of the Board) of overhead.

The Administrator can waive any amounts owed to it under the Administration Agreement, at its discretion. From time to time, the Adviser and the Administrator or its affiliates may pay third-party providers of goods or services. We will subsequently reimburse the Adviser or the Administrator, as applicable, for such amounts paid on our behalf.

We have entered into credit facilities to partially fund our operations, and may incur costs and expenses including commitment, origination, legal and/or structuring fees and the related interest costs associated with any amounts borrowed. See “Financing Facility” under “Financial Condition, Liquidity and Capital Resources” below for further details.

Leverage

The amount of leverage that we employ will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. Effective December 17, 2019, the asset coverage ratio under the 1940 Act applicable to us decreased to 150% from 200%, so long as we meet certain disclosure requirements. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage. As a result of complying with the requirements set forth in Section 61 of the 1940 Act, we are able to borrow amounts such that our asset coverage ratio is at least 150%, rather than 200%. As of June 30, 2025 and December 31, 2024, our asset coverage ratio was 189% and 194%, respectively.

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets or capital commitments as collateral to financing facilities.

Financial and Operating Highlights

($ in thousands, except per share amounts)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Total investment income	$69,475	$138,954
Total expenses	40,277	80,202
Net investment income (loss)	29,198	58,752
Total net realized gains (losses)	1,023	1,342
Total net change in unrealized appreciation (depreciation)	2,891	3,059
Net increase (decrease) in net assets resulting from operations	$33,112	$63,153
Per share information - basic and diluted:
Net investment income (loss)	$0.46	$0.93
Net increase (decrease) in net assets resulting from operations	$0.52	$1.00
Distributions declared per share	$0.49	$0.96

($ in thousands, except per share amounts) Consolidated balance sheet data	As of June 30, 2025	As of December 31, 2024
Cash and cash equivalents	$56,107	$51,760
Investments at fair value	2,653,666	2,504,242
Total assets	2,744,476	2,597,264
Total debt (net of unamortized debt issuance costs)	1,424,429	1,317,926
Total liabilities	1,475,165	1,345,767
Total net assets	1,269,311	1,251,497
Net asset value per share	$19.89	$19.85
Other data:
Number of portfolio companies	115	100
Distributions declared per share	0.96	2.55
Total return based on net asset value[1]	5.11%	14.34%

1
Total return is based upon the change in net asset value per share between the opening and ending net asset values per share, assuming reinvestment of any distributions during the period. Total return is not annualized and does not include a sales load.

Portfolio and Investment Activity

Our investment activity for the three months ended June 30, 2025 is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	Three Months Ended June 30, 2025
New investment commitments:
Total new investment commitments	$184,074
Principal amount of investments funded:
First lien loans	$191,399
Second lien loans	10,000
Unsecured notes	2,903
Total principal amount of investments funded	$204,302
Principal amount of investments sold or repaid:
First lien loans	(161,297)
Second lien loans	(17,400)
Unsecured notes	-
Total principal amount of investments sold or repaid	$(178,697)
Number of new investment commitments	16
Average new investment commitment	$11,505
Percentage of new investment commitments at floating rates	98.5%
Percentage of new investment commitments at fixed rates	1.5%
Weighted average yield to maturity on purchased or funded investments during the period (1)	10.0%
Weighted average yield to maturity on investments sold or repaid during the period	11.4%

1
Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

As of June 30, 2025, we had 292 debt investments in 115 portfolio companies with an aggregate fair value of $2,653.7 million. As of December 31, 2024, we had 254 debt investments in 100 portfolio companies with an aggregate value of $2,504.2 million.

As of June 30, 2025 and December 31, 2024, our investments consisted of the following:

($ in thousands)	June 30, 2025			December 31, 2024
Investments:	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value
First Lien Loans	$2,333,060	$2,335,714	88.0%	$2,207,578	$2,209,392	88.2%
Second Lien Loans	155,331	149,799	5.7	157,690	151,362	6.0
Unsecured Notes	111,299	112,475	4.2	90,353	91,375	3.7
Preferred Equity	37,116	38,583	1.5	34,833	36,226	1.5
Common Equity and Warrants	12,366	17,095	0.6	12,353	15,887	0.6
Total Investments	$2,649,172	$2,653,666	100.0%	$2,502,807	$2,504,242	100.0%

The geographic composition of investments based on fair value as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
U.S	99.0%	98.9%
Non-U.S.	1.0	1.1
Total	100.0%	100.0%

The industry composition of investments based on fair value as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
Capital Markets	5.7%	5.0%
Diversified Consumer Services	0.0	0.7
Financial Services	10.7	9.5
Health Care Providers & Services	18.2	16.8
Health Care Technology	2.1	3.1
Insurance	21.4	21.9
IT Services	6.7	7.8
Professional Services	15.6	16.5
Real Estate Management & Development	5.0	4.6
Software	13.5	12.6
Consumer Finance	1.1	1.5
Total	100.0%	100.0%

The following table presents certain selected information regarding our investment portfolio as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025	December 31, 2024
Investments:
Number of portfolio companies	115	100
Median EBITDA	$124.9 million	$110.7 million
Percentage of performing debt bearing a floating rate	96.3%	96.2%
Percentage of performing debt bearing a fixed rate	3.7%	3.8%
Weighted average yield to maturity on investments[1]	10.5%	10.6%

1
Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

The following table presents the maturity schedule of our debt investments based on fair value as of June 30, 2025 and December 31, 2024:

($ in thousands)	June 30, 2025		December 31, 2024
Maturity Year	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
2024	$—	-%	$-	-%
2025	(45)	-	(84)	-
2026	83,173	3.2	66,463	2.7
2027	176,915	6.8	273,196	11.1
2028	722,923	27.8	670,886	27.4
2029	509,461	19.7	527,977	21.5
2030	448,680	17.3	468,942	19.1
2031	457,027	17.6	362,966	14.8
2032	123,172	4.7	30,113	1.2
2033	24,503	0.9	13,974	0.6
2034	15,932	0.6	14,939	0.6
2035	2,166	0.1	—	—
2036	11,412	0.4	11,355	0.5
2037	22,669	0.9	11,402	0.5
2038	-	-	—	—
	$2,597,988	100.0%	$2,452,129	100.0%

The Adviser monitors our portfolio companies on an ongoing basis. The Adviser believes that actively managing an investment allows it to identify problems early and work with companies to develop constructive solutions when necessary. The Adviser will monitor our portfolio with a focus toward anticipating negative credit events. In seeking to maintain portfolio company performance and help to ensure a successful exit, the Adviser will work closely with, as applicable, the lead equity sponsor, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, the Adviser’s personnel may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.

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

The following table shows the composition of our portfolio investments on the Adviser’s internal performance rating scale:

($ in thousands)	June 30, 2025		December 31, 2024
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$429,726	16.2%	$439,290	17.5%
2	2,127,551	80.1	1,949,232	77.9
3	73,830	2.8	93,237	3.7
4	22,559	0.9	22,483	0.9
5	—	—	—	—
	$2,653,666	100.00%	$2,504,242	100.0%

The following table presents the amortized cost of our performing and non-accrual investments as of June 30, 2025 and December 31, 2024:

($ in thousands)	June 30, 2025		December 31, 2024
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,649,172	100.0%	$2,502,807	100.0%
Non-accrual	—	—	—	—
Total	$2,649,172	100.0%	$2,502,807	100.0%

The following table presents the fair value of our performing and non-accrual investments as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
($ in thousands)	Fair Value	Percentage	Fair Value	Percentage
Performing	$2,653,666	100.0%	$2,504,242	100.0%
Non-accrual	—	—	—	—
Total	$2,653,666	100.0%	$2,504,242	100.0%

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

Results of Operations

The following table presents the operating results for the three and six months ended June 30, 2025:

($ in thousands)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Total investment income	$69,475	$138,954
Less: total expenses	40,277	80,202
Net investment income (loss)	29,198	58,752
Total net realized gains (losses)	1,023	1,342
Net change in unrealized appreciation (depreciation) on investments	2,891	3,059
Net increase (decrease) in net assets resulting from operations	$33,112	$63,153

Investment Income

Total investment income was $69.5 million and $139.0 million for the three and six months ended June 30, 2025, respectively. Total investment income consisted of interest income from investments, dividend income from investments, interest from cash and cash equivalents and fee income.

($ in thousands)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Interest income from investments	$67,970	$136,387
Dividend income from investments	1,411	2,398
Interest from cash and cash equivalents	—	1
Fee income	94	168
Total investment income	$69,475	$138,954

For the three months ended June 30, 2025 and 2024, total investment income decreased to $69.5 million from $71.3 million primarily due to a decrease in the weighted average yield on our portfolio. For the six months ended June 30, 2025 and 2024, total investment income increased to $139.0 million from $134.9 million primarily due to an increase in the size of our debt portfolio, which at par, increased to $2,635.8 million from $2,305.3 million. As of June 30, 2025, the weighted average yield on our portfolio decreased to 10.5% from 11.8% as of June 30, 2024.

Expenses

Operating expenses for the three and six months ended June 30, 2025 were as follows:

($ in thousands)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Base management fees	$8,661	$16,998
Incentive fees	5,152	10,368
Interest and credit facility fees	24,273	48,373
Offering costs	11	23
Professional fees	2,070	4,220
Directors fees	92	184
Insurance expenses	18	36
Total expenses	$40,277	$80,202

Under the Administration Agreement, we will reimburse the Administrator for all reasonable costs and expenses incurred for services performed for us. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties, and we will reimburse the expenses of these parties incurred directly and/or paid by the Administrator on our behalf. The Administrator can waive any amounts owed to it under the Administration Agreement, at its discretion.

For the three and six months ended June 30, 2025, the Company incurred $0.2 million and $0.4 million of administrative overhead expenses, respectively. For the three and six months ended June 30, 2024, the Company incurred $0.3 million and $0.5 million of administrative overhead expenses, respectively.

For the three months ended June 30, 2025 and 2024, total expenses increased to $40.3 million from $32.5 million primarily due to the incentive fee and an increase in interest and credit facility fees as a result of the 2029 Notes and Senior Notes. For the six months ended June 30, 2025 and 2024, total expenses increased to $80.2 million from $62.3 million primarily due to incentive fees and an increase in interest and credit facility fees as a result of the 2029 Notes and Senior Notes. For the three months ended June 30, 2025, the Company incurred $5.2 million of incentive fees compared to zero for the three months ended June 30, 2024. For the six months ended June 30, 2025, the Company incurred $10.4 million of incentive fees compared to zero for the six months ended June 30, 2024. For the six months ended June 30, 2025, the weighted average borrowing and interest rate on our floating rate credit facilities was $941.1 million and 6.7% compared to $884.3 million and 8.1% for the six months ended June 30, 2024. For the three and six months ended June 30, 2025, management fees increased due to an overall increase in total assets compared to the three and six months ended June 30, 2024.

Income Taxes, Including Excise Taxes

We have elected to be treated as a RIC under Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our Stockholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income, if any, for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our Stockholders, which generally relieve us from corporate-level U.S. federal income taxes and excise tax to the extent of such distributions.

Net Realized Gains (Losses) and Unrealized Appreciation (Depreciation) on Investments

The following table summarizes our net realized gains (losses) and unrealized appreciation (depreciation) for the three and six months ended June 30, 2025:

($ in thousands)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Net realized gains (losses) and unrealized appreciation (depreciation) on investments
Total net realized gains (losses)	$1,023	$1,342
Total net change in unrealized appreciation (depreciation)	2,891	3,059

Net realized gains (losses) and unrealized appreciation (depreciation) on investments	$3,914	$4,401

The Adviser determines the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation.

During the three months ended June 30, 2025 we had net change in unrealized (depreciation)/appreciation on our investment portfolio of $2.9 million, driven primarily by an increase in the fair value of our debt investments compared to March 31, 2025. During the six months ended June 30, 2025, we had net change in unrealized appreciation (depreciation) on our investment portfolio of $3.1 million , driven primarily by an increase in the fair value of our debt investments compared to December 31, 2024.

Financial Condition, Liquidity and Capital Resources

We intend to generate further cash from (1) future offerings of our common or preferred stock, (2) cash flows from operations and (3) borrowings from banks or other lenders. We will seek to enter into bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so.

Our primary use of cash will be for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including paying the Adviser), (3) debt service of any borrowings and (4) cash distributions to the holders of our Common Stock.

Equity

For the six months ended June 30, 2025 and 2024, we completed the following issuances of Common Stock:

($ in thousands) Common Share Issuance Date	Number of Common Shares Issued	Net Proceeds
June 30, 2025	335,985	6,666
March 31, 2025(1)	352,159	6,983
March 31, 2025	88,251	1,750
June 28, 2024	6,539,426	129,521
June 28, 2024 (1)	634,347	12,564
April 2, 2024	12,684	250
March 28, 2024	3,402,804	66,893
March 26, 2024(1)	461,503	9,072
(1)
Shares were issued to Stockholders participating in our DRIP.

The issuances of Common Stock were made at a price at least equal to the current net asset value, with such calculation to be carried out consistent with our Valuation Policy. We had 63,830,398 shares outstanding as of June 30, 2025 and 63,054,004 shares outstanding as of December 31, 2024. Except with respect to shares of Common Stock issued under the DRIP, sales of Common Stock were made pursuant to subscription agreements entered into by us and our investors. Each of the sales of Common Stock is exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten business days’ prior notice to the funding date. As of June 30, 2025, we had received capital commitments totaling $1,514.7 million, of which $336.6 million remains unfunded. As of December 31, 2024, we had received capital commitments totaling $1,512.9 million, of which, $336.6 million remained unfunded.

Debt

Financing Facilities

The following tables show our outstanding debt, collectively referred to as the "Financing Facilities," as of June 30, 2025 and December 31, 2024:

	June 30, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value (2)
Capital Call Facility	$65,000	$35,000	$30,000	$34,879
Revolving Credit Facility	850,000	683,000	167,000	675,724
Secured Credit Facility	300,000	222,000	78,000	219,476
2025 Notes	—	—	—	—
2029 Notes	200,000	200,000	—	197,832
Senior Notes	300,000	300,000	—	296,518
Total	$1,715,000	$1,440,000	$275,000	$1,424,429

	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value (2)
Capital Call Facility	$65,000	$27,000	$38,000	$26,757
Revolving Credit Facility	850,000	680,000	170,000	671,821
Secured Credit Facility	300,000	200,000	100,000	197,076
2025 Notes	225,000	225,000	—	224,612
2029 Notes	200,000	200,000	—	197,660
Total	$1,640,000	$1,332,000	$308,000	$1,317,926

(1)
The amount available may be subject to limitations related to the borrowing base under the Financing Facilities, outstanding letters of credit issued and asset coverage requirements.
(2)
As of June 30, 2025 and December 31, 2024, all of our outstanding debt was categorized as Level 3 within the fair value hierarchy.

Capital Call Facility - On December 29, 2020, we entered into the Capital Call Facility (as defined in "Consolidated unaudited financial statements as of and for the three months ended June 30, 2025 and 2024 - Notes to the Consolidated Financial Statements (unaudited) - Note 6. Borrowings"), which as of June 30, 2025, allowed the Company to borrow up to $65.0 million. At our option, the Capital Call Facility will accrue interest at a rate per annum based on (i) daily simple SOFR plus an applicable margin of 2.35% or (ii) the greatest of (1) the prime rate or (2) the federal funds effective rate plus 0.5% plus an applicable margin of 1.35%.As of June 30, 2025, and December 31, 2024, unamortized financing costs of $121 and $243, respectively, are being deferred and amortized over the remaining term of the Capital Call Facility. As of both June 30, 2025 and December 31, 2024, we had an outstanding balance of $35,000 and $27,000, respectively. As of June 30, 2025, the Capital Call Facility is presented on the Consolidated Statements of Assets and Liabilities totaling $34,879 and $26,757 as of December 31, 2024.

Revolving Credit Facility - On June 28, 2021, SPV I entered into the Revolving Credit Facility (as defined in "Consolidated unaudited financial statements as of and for the three months ended June 30, 2025 and 2024 - Notes to the Consolidated Financial Statements (unaudited) - Note 6. Borrowings"), which as of June 30, 2025, allowed SPV I to borrow up to $850 million. As of June 30, 2025, advances under the Revolving Credit Facility bear interest at a per annum rate equal to: (a) for advances denominated in USD, Term SOFR, (b) for advances denominated in CAD, three-month term rate based on CORRA, (c) for advances denominated in GBP, the daily simple Sterling Overnight Index Average for each day, (d) for advances denominated in AUD, the three-month average bid reference rate administered by the Australian Financial Markets Association for Australian dollar bills, and (e) for advances denominated in Euros, the three-month Euro interbank offered rate, in each case, in effect, plus the applicable margin of 2.00% per annum (or, for advances denominated in GBP, 2.1193% per annum). SPV I has paid and will pay, as applicable, commitment fees set forth in the Revolving Credit Facility, on the average daily unused amount of the financing commitments, which as of June 30, 2025 is 0.60% per annum. As of June 30, 2025 and December 31, 2024, unamortized financing costs of $7,276 and $8,179, respectively, are being deferred and amortized over the remaining term of the Revolving Credit Facility. As of June 30, 2025 and December 31, 2024, the Revolving Credit Facility had an outstanding balance of $683,000 and $680,000, respectively. The Revolving Credit Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $675,724 as of June 30, 2025 and $671,821 as of December 31, 2024.

Secured Credit Facility - On August 14, 2023, SPV II entered into the Secured Credit Facility (as defined in "Consolidated unaudited financial statements as of and for the three months ended June 30, 2025 and 2024 - Notes to the Consolidated Financial Statements (unaudited) - Note 6. Borrowings"), which, as of June 30, 2025, allowed SPV II to borrow up to $250.0 million under an asset-based revolving loan facility and up to $50 million under an asset-based revolving loan facility, each of which has its own borrowing base. The Secured Credit Facility will mature on August 14, 2028, unless terminated earlier as provided. SPV II may draw and redraw loans under the Secured Credit Facility during a commitment period ending on August 14, 2026, unless the commitments are terminated earlier. Loans drawn under the Secured Credit Facility will bear interest at Term SOFR plus 2.00% per annum and, in the case of loans drawn in euros or British pound sterling, an additional currency benchmark adjustment will apply. As of June 30, 2025, and December 31, 2024, unamortized financing costs of $2,524 and $2,924, respectively, are being deferred and amortized over the remaining term of the Secured Credit Facility. As of June 30, 2025, and December 31, 2024, the Secured Credit Facility had an outstanding balance of $222,000 and $200,000, respectively. The Secured Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $219,476 as of June 30, 2025 and $197,076 as of December 31, 2024.

2025 Notes - On May 19, 2022, we entered into the NPA (as defined in "Consolidated unaudited financial statements as of and for the three months ended June 30, 2025 and 2024 - Notes to the Consolidated Financial Statements (unaudited) - Note 6. Borrowings") governing the issuance of $225.0 million in aggregate principal amount of senior unsecured notes due May 19, 2025 (the “2025 Notes”). On May 19, 2025, the 2025 Notes matured and were repaid in full . As of June 30, 2025 and December 31, 2024, the 2025 Notes had an outstanding balance of zero and $225,000. The 2025 Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling zero as of June 30, 2025 and $224,612 as of December 31, 2024.

2029 Notes - On September 17, 2024, we entered into the September 2024 NBA (as defined in "Consolidated unaudited financial statements as of and for the three months ended June 30, 2025 and 2024 - Notes to the Consolidated Financial Statements (unaudited) - Note 6. Borrowings") governing the issuance of $200.0 million in aggregate principal amount of senior unsecured notes due September 15, 2029 (the “2029 Notes”). The 2029 Notes have a fixed interest rate of 6.70% per year, subject to a step up of (1) 1.00% per year, to the extent and for so long as the 2029 Notes fail to satisfy certain investment grade rating conditions and/or (2) 1.50% per year, to the extent and for so long as either our ratio of secured debt to total assets exceeds specified thresholds, measured as of each fiscal quarter-end, or we fail to deliver the required quarterly or annual financial statements and related certificates when due. The 2029 Notes will mature on September 15, 2029, unless redeemed, purchased or repaid prior to such date by us in accordance with the terms of the 2029 Notes. In addition, we are obligated to offer to repay the 2029 Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the 2029 Notes, we may redeem the 2029 Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if redeemed on or before June 16, 2029, a make-whole premium. As of June 30, 2025 and December 31, 2024, unamortized debt issuance costs of $2,168.0 and $2,340, respectively, are being deferred and amortized over the remaining term of the 2029 Notes. As of both June 30, 2025 and December 31, 2024, the 2029 Notes had an outstanding balance of $200.0 million. The 2029 Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $197,832 as of June 30, 2025 and $197,660 as of December 31, 2024.

Senior Notes - On March 21, 2025, the Company entered into the March 2025 NPA (as defined in "Consolidated unaudited financial statements as of and for the three months ended June 30, 2025 and 2024 - Notes to the Consolidated Financial Statements (unaudited) - Note 6. Borrowings") governing the issuance of (i) $60.0 million in aggregate principal amount of senior unsecured notes due May 15, 2028 (the “2028 Notes”) and (ii) $240 million in aggregate principal amount of senior unsecured notes due May 15, 2030 (the “2030 Notes” and together with the 2028 Notes, the "Senior Notes"). The 2028 Notes have a fixed interest rate of 6.03% per year and the 2030 Notes have a fixed interest rate of 6.26% per year. The Senior Notes are subject to a step up of (1) 1.00% per year, to the extent and for so long as the Senior Notes fail to satisfy certain investment grade rating conditions and/or (2) (a) if the Senior Notes do not satisfy certain investment grade rating conditions, an additional 1.50% per year, to the extent and for so long as either the ratio of our secured debt to total assets exceeds specified thresholds, measured as of each fiscal quarter-end, or we fail to deliver the required quarterly or annual financial statements and related certificates when due or (b) if the Senior Notes satisfy certain investment grade conditions, an additional 1.00% per year, to the extent and for so long as either the ratio of our secured debt to total assets exceeds specified thresholds, measured as of each fiscal quarter-end, or we fail to deliver the required quarterly or annual financial statements and related certificates when due. The 2028 Notes will mature on May 15, 2028 and the 2030 Notes will mature on May 15, 2030, in each case, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the March 2025 NPA. As of June 30, 2025 the carrying amount of the Company’s borrowings under the Senior Notes approximated its fair value. As of June 30, 2025, unamortized debt issuance costs of $3,482 are being deferred and amortized over the remaining term of the Senior Notes. As of June 30, 2025, the Senior Notes had an outstanding balance of $300,000. The Senior Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $296,518 as of June 30, 2025.

Liquidity

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of June 30, 2025 and December 31, 2024:

	As of
($ in thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$56,107	$51,760
Unused borrowing capacity (1)	210,000	243,000
Unfunded portfolio company commitments	(452,505)	(402,618)
Undrawn capital commitments	336,596	336,596
Total operational liquidity	$150,198	$228,738

(1)
Unused borrowing capacity has been adjusted to remove the maximum borrowing capacity under the Capital Call Facility given the Capital Call Facility would need to be repaid in full if we were to draw the remaining capital commitments.

Distributions

For the three and six months ended June 30, 2025 and 2024, we declared the following distributions:

($ in thousands, except per share amounts)
Record Date	Payment Date	Distribution Rate per Share	Annualized Distribution Yield (1)	Distribution Paid
June 27, 2025	June 30, 2025	$0.470	9.5%	$29,842
March 27, 2025	March 31, 2025	$0.490	10.0%	$30,896
June 26, 2024	June 28, 2024	$0.650	13.1%	$35,220
March 25, 2024	March 26, 2024	$0.650	13.2%	$32,700

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

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of June 30, 2025 and December 31, 2024, the Company had unfunded portfolio company commitments under loan and financing agreements in the amount of $452,505 and $402,618, respectively. We expect to maintain sufficient liquidity in the form of cash, financing capacity and undrawn capital commitments from our investors to cover any outstanding unfunded portfolio company commitments we may be required to fund.

Contractual Obligations

Our payment obligations for repayment of debt, which total our contractual obligations on June 30, 2025, include the following:

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Capital Call Facility	$65,000	$65,000	$—	$—	$—
Revolving Credit Facility	850,000	—	—	850,000	—
Secured Credit Facility	300,000	—	—	300,000	—
2025 Notes	—	—	—	—	—
2029 Notes	200,000	—	—	200,000	—
Senior Notes	300,000	—	60,000	240,000	—
Total Contractual Obligations	$1,715,000	$65,000	$60,000	$1,590,000	$—

Hedging

In connection with certain portfolio investments, we may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while the Company can benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors could result in a poorer overall performance for the Company than if it had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions for either of the three months ended June 30, 2025 and June 30, 2024.

Critical Accounting Policies

This discussion of our operating plan is based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our critical accounting policies in the notes to our consolidated financial statements.

Valuation of Investments

The Board has designated the Adviser as our “Valuation Designee” under Rule 2a-5 under the 1940 Act. The Adviser determines the value of our investments in accordance with fair value accounting guidance promulgated under U.S. GAAP, which establishes a hierarchical disclosure framework which ranks the observability inputs used in measuring financial instruments at fair value. See the Notes to Financial Statements for a description of the hierarchy for fair value measurements and a description of our valuation procedures.

Revenue Recognition

We record records interest income on an accrual basis to the extent that we expect to collect such amounts. Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. We do not accrue as a receivable interest on loans and debt securities for accounting purposes if we have a reason to doubt our ability to collect such interest. Original issue discounts, market discounts or premiums are accreted or amortized over the life of the respective security using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income.

U.S. Federal Income Taxes

We have elected to be treated, and intend to qualify annually, to be taxed as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to stockholders. To qualify as a RIC, we must, among other things, maintain an election under the 1940 Act to be regulated as a BDC, meet specified source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes generally of an amount at least equal to 90% of the Company’s “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid. See "Consolidated financial statements as of and for the years ended December 31, 2024 and 2023-Notes to the Consolidated Financial Statements-Note 11. Taxes" in our Annual Report on form 10-K on March 24, 2025.

Recent Developments

None.

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

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because the Company expects to fund a portion of its investments with borrowings, the Company's net investment income is expected to be affected by the difference between the rate at which it invests and the rate at which it borrows. As a result, the Company can offer no assurance that a significant change in market interest rates will not have a material adverse effect on its net investment income.

As of June 30, 2025, 96.3% of the Company's debt investments based on fair value were at floating rates. The Company's credit facilities, including the Capital Call Facility, Revolving Credit Facility and Secured Credit Facility, also bear interest at floating rates.

Based on the Company's Consolidated Statement of Assets and Liabilities as of June 30, 2025, the following table shows the approximate annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors and assuming no changes in our investment portfolio and borrowing structure):

	Change in
Basis point change	Interest Income (1)	Interest Expense	Net Investment Income (Loss)
300	$75,907	$(28,200)	$47,707
200	50,605	(18,800)	31,805
100	25,302	(9,400)	15,902
100	(25,302)	9,400	(15,902)
200	(50,605)	18,800	(31,805)
300	(75,907)	28,200	(47,707)

(1)
Assumes no defaults or prepayments by portfolio companies over the next twelve months.

The company may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts, subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may mitigate the Company's exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit its ability to participate in the benefits of changes in interest rates with respect to its portfolio investments. The company did not engage in interest rate hedging activities during the three months ended June 30, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025 (the end of the period covered by this report), our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) of the Exchange Act). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-a(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our Adviser are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or the Adviser. From time to time, we or the Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 24, 2025, and our Quarterly Report on Form 10-Q, as filed May 14, 2025, except as provided below.

Investments in the Software and Technologies Sectors

We will make investments in the software and technology sectors and a downturn in such sectors could significantly impact the aggregate returns we realize on such investments. For example, portfolio companies in the software sector are subject to a number of risks. The revenue, income (or losses) and valuations of software and other technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by our portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software sector are subject to vigorous competition, changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. Our portfolio companies in the software sector could compete with companies that are larger and could be engaged in a greater range of businesses or have greater financial, technical, sales or other resources than our portfolio companies do. Our portfolio companies could lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to existing products. Any deterioration in the results of our portfolio companies due to competition or otherwise could, in turn, materially adversely affect our business, financial condition and results of operations.

Investments in the Financial Services Sector

We will make investments in the financial services sector. Investing in financial services sector companies involves substantial risk, including the effects of changes in interest rates on the profitability of financial services companies, the rate of corporate and consumer debt defaults, price competition, other financial commitments, product lines and other operations and recent ongoing changes in the financial services sector (including consolidations, development of new products and changes to the sector’s regulatory framework). Our investments in portfolio companies in the financial services sector also include risks related to market uncertainty, additional or changing government regulations, disclosure requirements, limits on fees, increasing borrowing costs or limits on the terms or availability of credit to such portfolio companies, and other regulatory requirements, each of which may impact the conduct of such portfolio companies. Compliance with changing regulatory requirements will likely impose staffing, legal, compliance and other costs, and administrative burdens upon our investments in portfolio companies in the financial services sector.

Investments in the Business Services Sector

We will make investments in the business services sector. Portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

The following replaces the disclosure set forth under “Risk Factors—Risks Relating to the Company’s Business and Structure—Takeover Attempts”:

Takeover Attempts

Our charter, as well as certain statutory and regulatory requirements, contains certain provisions that may have the effect of discouraging a third party from attempting to acquire us. The Board is comprised of directors with staggered terms, which is intended to prevent stockholders from removing a majority of directors in any given election. This, along with other anti-takeover provisions, may inhibit a change of control in circumstances that could give stockholders the opportunity to realize a premium over the value of shares of the common stock.

We are subject to the provisions of Section 203 of the Delaware General Corporate Law (“DGCL”) regulating corporate takeovers. In general, these provisions prohibit a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder, unless:

•
prior to such time, the board of directors approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder;
•
upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced; or
•
at or subsequent to such time, the business combination is approved by the board of directors and authorized at a meeting of stockholders, by at least two-thirds of the outstanding voting stock that is not owned by the interested stockholder.

Section 203 of the DGCL defines “business combination” to include the following:

•
any merger or consolidation involving the corporation and the interested stockholder;
•
any sale, transfer, pledge or other disposition (in one transaction or a series of transactions) of 10% or more of either the aggregate market value of all the assets of the corporation or the aggregate market value of all the outstanding stock of the corporation involving the interested stockholder;
•
subject to certain exceptions, any transaction that results in the issuance or transfer by the corporation of any stock of the corporation to the interested stockholder;
•
any transaction involving the corporation that has the effect of increasing the proportionate share of the stock of any class or series of the corporation owned by the interested stockholder; or
•
the receipt by the interested stockholder of the benefit of any loans, advances, guarantees, pledges or other financial benefits provided by or through the corporation.

In general, Section 203 of the DGCL defines an interested stockholder as any entity or person beneficially owning 15% or more of the outstanding voting stock of the corporation and any entity or person affiliated with or controlling or controlled by any of these entities or persons.

The statute could prohibit or delay mergers or other takeover or change in control attempts and, accordingly, may discourage attempts to acquire us.

Our Board may choose to adopt a resolution exempting from Section 203 of the DGCL any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our directors who are not “interested persons” of us, our Adviser or our respective affiliates as defined in Section 2 (a)(19) of the 1940 Act (“Independent Directors”).

The Company is aware of certain recent federal and state court decisions regarding certain control share statutes in jurisdictions other than Delaware holding that such control share statutes are not consistent with the 1940 Act and acknowledges the possibility that a court may determine that Section 203 of the DGCL similarly conflicts with the 1940 Act. The Company’s bylaws provide that to the extent that any provision of the DGCL, including Section 203 of the DGCL, conflicts with any provision of the 1940 Act, the applicable provision of the 1940 Act shall control.

The following replaces the disclosure set forth under “Risk Factors—Risks Relating to the Company’s Business and Structure—PIK Interest Payments”:

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

To the extent original issue discount instruments, such as zero coupon bonds and PIK loans, constitute a significant portion of the Company’s income, investors will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following: (a) the higher interest rates of PIK loans reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans; (b) PIK loans may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral; (c) market prices of zero-coupon or PIK securities are affected to a greater extent by interest rate changes and may be more volatile than securities that pay interest periodically and in cash, and PIKs are usually less volatile than zero-coupon bonds, but more volatile than cash pay securities; (d) because original issue discount income is accrued without any cash being received by the Company, required cash distributions may have to be paid from offering proceeds or the sale of Company assets without investors being given any notice of this fact; (e) the deferral of PIK interest increases the loan-to-value ratio, which is a measure of the riskiness of a loan; (f) even if the accounting conditions for income accrual are met, the borrower could still default when the Company’s actual payment is due at the maturity of the loan; (g) original issue discount creates risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized; and (h) the interest payments deferred on a PIK loan are subject to the risk that the borrower may default when the deferred payments are due in cash at the maturity of the loan.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Company on its Current Reports on Form 8‑K, the Company did not sell any securities during the period covered by this Quarterly Report on Form 10‑Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Stone Point Credit Corporation

Date:	August 13, 2025	By:	/s/ Scott J. Bronner
Name: Scott J. Bronner
Title: Principal Executive Officer

Date:	August 13, 2025	By:	/s/ Steven P. Henke
Name: Steven P. Henke
Title: Principal Financial Officer