Form 10-Q
period 2025-09-30
Stone Point Credit Corp
filed 2025-11-12
CIK 1825384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

The issuer had 66,064,391 shares of Common Stock, $0.001 par value per share, outstanding as of November 12, 2025.

Stone Point Credit Corporation

Form 10‑Q for the Quarter Ended September 30, 2025

Item 1. Consolidated Financial Statements

Stone Point Credit Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets:
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $2,676,636 and $2,502,807, respectively)	$2,679,727	$2,504,242
Controlled/affiliated investments (amortized cost of $5,318 and zero, respectively)	5,661	-
Total Investments, at fair value (amortized cost of $2,681,954 and $2,502,807, respectively)	2,685,388	2,504,242
Cash and cash equivalents (Note 2)	141,162	51,760
Non-controlled/non-affiliated investments interest and dividends receivable	22,463	23,453
Unsettled trades receivable	1,187	15,471
Paydown receivable	516	2,247
Deferred offering expenses	26	25
Prepaid expenses and other assets	6	66
Total assets	$2,850,748	$2,597,264

Liabilities:
Revolving credit facilities payable (net of deferred financing costs of $9,195 and $11,346, respectively) (Note 6)	$972,825	$895,654
Notes payable (net of debt issuance costs of $5,346 and $2,728, respectively) (Note 6)	494,654	422,272
Unsettled trades payable	25,162	69
Base management fees payable (Note 3)	8,844	8,013
Incentive fees payable (Note 3)	5,684	-
Accounts payable and accrued expenses	3,191	2,434
Interest and financing fees payable	24,857	17,325
Total liabilities	$1,535,217	$1,345,767

Commitments and contingencies (Note 5)	$—	$—
Net Assets:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	$—	$—
Common stock, $0.001 par value, 250,000,000 shares authorized, 66,064,391 and 63,054,004 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	66	63
Paid in capital in excess of par	1,310,948	1,251,041
Distributable earnings (accumulated losses)	4,517	393
Total net assets	1,315,531	1,251,497
Total liabilities and net assets	$2,850,748	$2,597,264
Net asset value per share of Common Stock	$19.91	$19.85

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30, 2025 (Unaudited)	Three Months Ended September 30, 2024 (Unaudited)	Nine Months Ended September 30, 2025 (Unaudited)	Nine Months Ended September 30, 2024 (Unaudited)
Investment income:
Interest income from non-controlled/non-affiliated investments	$71,767	$68,289	$208,154	$200,806
Dividend income from non-controlled/non-affiliated investments	1,494	1,335	3,892	2,370
Interest income from cash and cash equivalents	1	1	2	2
Total interest and dividend income	73,262	69,625	212,048	203,178

Fee income	390	24	558	1,380
Total fee income	390	24	558	1,380
Total investment income	$73,652	$69,649	$212,606	$204,558

Operating expenses:
Base management fees (Note 3)	$8,844	$8,108	$25,842	$22,058
Incentive fees (Note 3)	5,683	-	16,051	-
Interest and financing fees (Note 6)	24,750	24,498	73,123	69,008
Offering costs (Note 4)	12	12	35	44
Professional fees	2,063	2,024	6,283	5,582
Directors fees	92	92	276	276
Insurance expense	19	16	55	47
Total expenses	41,463	34,750	121,665	97,015
Net investment income (loss)	$32,189	$34,899	$90,941	$107,543
Net realized gains (losses) and unrealized appreciation (depreciation):
Net realized gains (losses):
Non-controlled/non-affiliated investments	$909	$1,152	$2,251	$1,561
Foreign currency transactions	8	-	8	-
Total net realized gains (losses)	$917	$1,152	$2,259	$1,561
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$(1,403)	$3,613	$1,656	$8,045
Controlled/affiliate investments	343	-	343	-
Translation of assets in foreign currencies	(17)	-	(17)	-
Total net change in unrealized appreciation (depreciation)	$(1,077)	$3,613	$1,982	$8,045
Net increase (decrease) in net assets resulting from operations	$32,029	$39,664	$95,182	$117,149

Per share information - basic and diluted:
Net investment income (loss)	$0.50	$0.57	$1.43	$1.94
Net increase (decrease) in net assets resulting from operations	$0.50	$0.64	$1.50	$2.11
Weighted average shares outstanding	63,854,680	61,668,083	63,471,945	55,530,414

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Changes in Net Assets

(in thousands except shares and per share amounts)

	Three Months Ended September 30, 2025 (Unaudited)	Three Months Ended September 30, 2024 (Unaudited)	Nine Months Ended September 30, 2025 (Unaudited)	Nine Months Ended September 30, 2024 (Unaudited)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$32,189	$34,899	$90,941	$107,543
Total net realized gains (losses)	917	1,152	2,259	1,561
Total net change in unrealized appreciation (depreciation)	(1,077)	3,613	1,982	8,045
Net increase (decrease) in net assets resulting from operations	32,029	39,664	95,182	117,149

Decrease in net assets resulting from Stockholder distributions:
Shares distributed pursuant to dividend reinvestment plan	(9,511)	(12,833)	(23,160)	(34,468)
Distributions to Stockholders from earnings	(20,809)	(27,234)	(67,898)	(73,518)
Net decrease in net assets resulting from Stockholder distributions	(30,320)	(40,067)	(91,058)	(107,986)

Increase in net assets resulting from capital share transactions:
Issuance of Common Stock pursuant to dividend reinvestment plan	9,511	12,833	23,160	34,469
Issuance of shares of Common Stock	35,000	7,925	36,750	204,589
Net increase in net assets resulting from capital share transactions	44,511	20,758	59,910	239,058

Total increase in net assets	46,220	20,355	64,034	248,221
Net assets, beginning of period	1,269,311	1,219,288	1,251,497	991,422
Net assets, end of period	$1,315,531	$1,239,643	$1,315,531	$1,239,643
Net asset value per share	$19.91	$19.86	$19.91	$19.86
Common shares outstanding at the end of the period	66,064,391	62,406,323	66,064,391	62,406,323

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30, 2025 (Unaudited)	Nine Months Ended September 30, 2024 (Unaudited)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$95,182	$117,149
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation on investments	(1,999)	(8,045)
Net change in unrealized (appreciation) depreciation on translation of assets in foreign currencies	17	-
Net realized (gains) losses on investments	(2,251)	(1,561)
Net amortization and accretion of premiums and discounts	(11,890)	(10,839)
Purchases of investments, net	(824,356)	(961,862)
Sales and repayments of investments, net	659,384	524,437
Amortization of deferred financing costs	2,152	1,687
Amortization of debt issuance costs	1,119	806
Changes in operating assets and liabilities:
Interest and Dividends receivable	990	292
Dividend receivable	-	366
Unsettled trades receivable	14,284	(1,436)
Paydown receivable	1,731	(1,531)
Deferred offering expenses	(37)	(35)
Prepaid expenses and other assets	60	47
Base management fees payable	831	1,577
Incentive fees payable	5,684	-
Accounts payable and accrued expenses	757	(25)
Interest and financing fees payable	7,532	15,053
Unsettled trades payable	25,093	33,966
Net cash used in operating activities	(25,717)	(289,954)

Cash flows from financing activities:
Borrowings under revolving credit facilities	561,504	942,500
Payments on revolving credit facilities	(486,500)	(719,500)
Borrowings of Notes	300,000	-
Repayments of Notes	(225,000)	-
Deferred financing costs	-	(7,133)
Debt issuance costs	(3,737)	(2,516)
Distributions paid in cash	(67,898)	(73,519)
Proceeds from issuance of shares of Common Stock	36,750	204,589
Net cash provided by financing activities	115,119	344,421

Net increase (decrease) in cash and cash equivalents	89,402	54,467
Cash and cash equivalents, beginning of period	51,760	41,629
Cash and cash equivalents, end of period	$141,162	$96,096

Supplemental and Non-Cash Information
Cash paid during the period for interest	$62,320	$48,732
Reinvestment of distributions pursuant to dividend reinvestment plan during the period	$23,160	$34,469

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of September 30, 2025 (Unaudited)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Non-Controlled/Non-Affiliated Investments
Debt Investments - 199.5%
Capital Markets
Cliffwater, LLC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	9.31%	4/22/2032	43,814	$43,263	$43,394	3.3%
Cliffwater, LLC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.31%	4/22/2032	-	(71)	(57)	0.0%
Payscape Buyer, Inc.	First Lien Term Loan		SOFR + 4.75%, 1.00% Floor	8.91%	10/29/2027	1,063	1,057	1,063	0.1%
Payscape Buyer, Inc.	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.91%	10/29/2027	14,765	14,635	14,766	1.1%
Payscape Buyer, Inc.	Second Lien Term Loan		SOFR + 8.00%, 1.00% Floor	12.16%	4/28/2028	245	244	244	0.0%
Payscape Buyer, Inc.	Second Lien Term Loan		SOFR + 8.00%, 1.00% Floor	12.16%	4/28/2028	1,250	1,214	1,250	0.1%
Payscape Buyer, Inc.	Second Lien Term Loan		SOFR + 8.00%, 1.00% Floor	12.16%	4/28/2028	3,461	3,461	3,461	0.3%
Payscape Buyer, Inc.	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.91%	10/29/2027	-	-	-	0.0%
Payscape Buyer, Inc.	Second Lien Delayed Draw Term Loan		SOFR + 8.00%, 1.00% Floor	12.16%	4/28/2028	539	539	539	0.0%
Wharf Street Ratings Acquisition LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.91%	9/16/2032	65,262	64,614	64,609	4.9%
Wharf Street Ratings Acquisition LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.91%	9/16/2027	-	(36)	(73)	0.0%
Wharf Street Ratings Acquisition LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.91%	9/16/2032	-	(74)	(75)	0.0%
Total Capital Markets							128,846	129,121

Consumer Finance
ACM ASOF VIII LClub LLC	First Lien Term Loan		N/A	13.00%	6/30/2030	8,159	8,123	8,317	0.6%
Equinox Buyer LLC	First Lien Term Loan		SOFR + 5.25%, 1.00% Floor	9.47%	9/9/2031	35,224	34,703	34,696	2.6%
Equinox Buyer LLC	First Lien Revolving Loan	(10)	SOFR + 5.25%, 1.00% Floor	9.47%	9/9/2031	-	(71)	(72)	0.0%
Exeter Short Term Funding LLC	First Lien Revolving Loan	(10)(13)	SOFR + 5.50%, 2.00% Floor	9.78%	2/9/2026	19,372	19,232	19,447	1.5%
Total Consumer Finance							61,987	62,388

Entertainment
Inizio Group Limited	First Lien Term Loan	(9)(13)	SOFR + 4.25%, 0.50% Floor	8.35%	8/19/2028	3,974	3,851	3,960	0.3%
Total Entertainment							3,851	3,960

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of September 30, 2025 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Financial Services
ALP CFO 2024, L.P.	Unsecured Note	(13)	N/A	10.04%	10/15/2036	11,355	11,355	11,456	0.9%
Apex Group Treasury LLC	First Lien Term Loan	(9)(13)	SOFR + 3.50%	7.75%	2/27/2032	2,231	2,167	2,186	0.2%
Beacon Pointe Harmony, LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.91%	12/29/2028	23,049	22,798	23,049	1.8%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.75%, 0.75% Floor	8.91%	12/29/2028	10,977	10,786	10,977	0.8%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.75%, 0.75% Floor	8.91%	12/29/2028	11,109	11,046	11,109	0.8%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.91%	12/29/2028	2,584	2,542	2,584	0.2%
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.91%	12/29/2027	-	(22)	-	0.0%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	(11)(13)	N/A	0.00%	9/15/2035	5	938	937	0.1%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	(11)(13)	N/A	0.00%	1/15/2035	3	458	610	0.0%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	(11)(13)	N/A	0.00%	3/15/2035	3	351	473	0.0%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	(11)(13)	N/A	0.00%	2/21/2035	3	603	693	0.1%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	(11)(13)	N/A	0.00%	4/15/2035	3	603	704	0.1%
Barings Middle Market CLO Ltd.	Unsecured Note	(13)	SOFR + 6.17%	10.49%	4/15/2037	5,475	5,422	5,283	0.4%
CFC USA 2025 LLC	First Lien Term Loan	(9)	SOFR + 3.75%	8.04%	7/1/2032	5,000	4,800	4,788	0.4%
Choreo Buyer LLC.	First Lien Term Loan		SOFR + 5.00%, 1.00% Floor	9.16%	2/18/2028	5,112	5,050	5,107	0.4%
Choreo Buyer LLC.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.16%	2/18/2028	249	160	232	0.0%
Churchill Middle Market CLO Ltd.	Unsecured Note	(13)	SOFR + 6.85%	11.17%	4/27/2037	1,570	1,570	1,562	0.1%
Coller Private Equity Backed Notes & Loans II-A L.P.	Unsecured Note	(10)(13)	SOFR + 5.20%	9.44%	4/30/2037	1,907	1,876	1,907	0.1%
HBWM Intermediate II, LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.91%	11/17/2031	4,559	4,541	4,538	0.3%
HBWM Intermediate II, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.75%, 0.75% Floor	8.91%	11/17/2031	5,471	5,449	5,446	0.4%
HBWM Intermediate II, LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.50% Floor	8.89%	8/18/2031	605	595	600	0.0%
Ivy Hill Asset Management, L.P.	Unsecured Note	(13)	N/A	9.00%	6/29/2028	4,300	4,300	4,492	0.3%
Ivy Hill Middle Market Credit Fund XII Ltd	Unsecured Note	(13)	SOFR + 6.25%	10.58%	4/20/2037	4,421	4,421	4,399	0.3%
LD Holdings Group LLC	Unsecured Note	(9)(11)(13)	N/A	8.75%	11/1/2027	800	753	791	0.1%
LendingTree, Inc.	First Lien Term Loan	(9)(13)	SOFR + 4.50%	8.66%	8/21/2030	4,500	4,456	4,493	0.3%
MAI Capital Management Intermediate LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.75%	8/29/2031	6,893	6,832	6,826	0.5%
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.75%	8/29/2031	2,134	2,107	2,095	0.2%
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.75%	6/14/2027	-	(22)	(44)	0.0%
MAI Capital Management Intermediate LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.91%	8/29/2031	358	341	339	0.0%
Minotaur Acquisition, Inc.	First Lien Term Loan		SOFR + 5.00%, 1.00% Floor	9.16%	5/10/2030	20,144	19,813	20,144	1.5%
Minotaur Acquisition, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.16%	5/11/2026	-	(27)	-	0.0%
Minotaur Acquisition, Inc.	First Lien Delayed Draw Term Loan		SOFR + 5.00%, 1.00% Floor	9.16%	5/10/2030	3,289	3,235	3,289	0.3%
Minotaur Acquisition, Inc.	First Lien Revolving Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.16%	5/10/2030	-	(32)	-	0.0%
New Mountain Guardian IV Income Rated Feeder II, Ltd.	Unsecured Note	(10)(13)	SOFR + 8.40%	12.40%	4/3/2037	830	830	847	0.1%
New Mountain Guardian IV Rated Feeder III, Ltd.	Unsecured Note	(10)(13)	SOFR + 5.10%	9.10%	8/28/2037	1,216	1,216	1,247	0.1%
New Mountain Guardian IV Rated Feeder III, Ltd.	Unsecured Note	(10)(13)	SOFR + 7.50%	11.50%	8/28/2037	5,796	5,796	5,928	0.5%
New Mountain Guardian IV Rated Feeder III, Ltd.	Unsecured Note	(10)(13)	SOFR + 8.02%	12.02%	8/28/2037	4,237	4,180	4,331	0.3%
Nexus Buyer LLC	Second Lien Term Loan	(9)	SOFR + 5.75%	9.91%	1/30/2032	23,124	22,895	23,127	1.8%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.50%, 1.00% Floor	8.79%	10/2/2028	1,463	1,451	1,456	0.1%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.50%, 1.00% Floor	8.79%	10/2/2028	1,466	1,442	1,459	0.1%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.50%, 1.00% Floor	8.79%	10/2/2028	13,088	13,002	13,024	1.0%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.50%, 1.00% Floor	8.79%	10/2/2028	15,445	15,407	15,369	1.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.50%, 1.00% Floor	8.79%	10/2/2028	11,990	11,847	11,931	0.9%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 1.00% Floor	8.79%	10/2/2028	-	(18)	(9)	0.0%
The Edelman Financial Engines Center LLC	Second Lien Term Loan	(9)	SOFR + 5.25%	9.41%	10/6/2028	10,100	10,084	10,135	0.8%
WEG Sub Intermediate Holdings, LLC	Unsecured Note		N/A	13.00%	5/26/2033	14,900	14,712	14,912	1.1%
Total Financial Services							242,109	244,822

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of September 30, 2025 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Health Care Providers & Services
Acentra Holdings, LLC	First Lien Term Loan		SOFR + 5.50%, 0.50% Floor	9.50%	12/17/2029	14,742	14,316	14,626	1.1%
Acentra Holdings, LLC	First Lien Term Loan		SOFR + 5.50%, 0.50% Floor	9.50%	12/17/2029	2,854	2,820	2,831	0.2%
Acentra Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.50%, 0.50% Floor	9.50%	3/19/2026	-	(48)	(69)	0.0%
Acentra Holdings, LLC	First Lien Revolving Loan	(10)	SOFR + 5.50%, 0.50% Floor	9.50%	12/17/2029	-	(22)	(11)	0.0%
Action Behavior Centers Therapy LLC	First Lien Term Loan		SOFR + 5.25%, 0.75% Floor	9.47%	7/2/2031	33,532	33,091	33,281	2.5%
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.47%	7/2/2031	2,199	2,146	2,153	0.2%
Action Behavior Centers Therapy LLC	First Lien Revolving Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.47%	7/2/2031	-	(38)	(23)	0.0%
Belmont Buyer, Inc.	First Lien Term Loan		SOFR + 5.25%, 1.00% Floor	9.57%	6/21/2029	16,326	16,172	16,050	1.2%
Belmont Buyer, Inc.	First Lien Term Loan		SOFR + 6.50%, 1.00% Floor	10.66%	6/21/2029	18,044	17,661	18,044	1.4%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan		SOFR + 6.50%, 1.00% Floor	10.69%	6/21/2029	4,283	4,190	4,283	0.3%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.25%, 1.00% Floor	9.57%	1/26/2026	-	(24)	(72)	0.0%
Belmont Buyer, Inc.	First Lien Revolving Loan	(10)	SOFR + 6.50%, 1.00% Floor	10.66%	6/21/2029	-	(41)	-	0.0%
Chartis Group, LLC	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.52%	9/17/2031	8,162	8,092	8,107	0.6%
Chartis Group, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.52%	9/17/2026	-	(11)	(17)	0.0%
Chartis Group, LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.52%	9/17/2031	-	(11)	(8)	0.0%
Continental Buyer Inc.	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.66%	4/2/2031	28,674	28,296	28,539	2.2%
Continental Buyer, Inc	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.66%	4/2/2031	262	253	245	0.0%
Continental Buyer Inc.	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.66%	4/2/2031	-	(43)	(21)	0.0%
CORA Health Holdings Corp.	First Lien Term Loan		SOFR + 5.75%, 1.00% Floor	10.10%	6/15/2027	14,192	14,125	13,196	1.0%
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan		SOFR + 5.75%, 1.00% Floor	10.10%	6/15/2027	235	234	218	0.0%
Covetrus, Inc.	First Lien Term Loan	(9)	SOFR + 5.00%, 0.50% Floor	9.00%	10/12/2029	8,195	7,875	7,340	0.6%
Giving Home Health Care	First Lien Term Loan		SOFR + 6.25%	10.53%	4/26/2029	46,540	46,467	46,084	3.5%
Headlands Buyer, Inc.	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.74%	9/29/2032	28,060	27,779	27,779	2.1%
Headlands Buyer, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.74%	9/29/2027	-	(57)	(114)	0.0%
Headlands Buyer, Inc.	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.74%	9/29/2032	-	(56)	(56)	0.0%
Kwol Acquisition Inc	First Lien Term Loan		SOFR + 4.75%	8.75%	12/12/2029	2,385	2,380	2,361	0.2%
Kwol Acquisition Inc	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%	8.75%	8/25/2027	-	(7)	(14)	0.0%
Kwol Acquisition Inc	First Lien Revolving Loan	(10)	SOFR + 4.75%	8.75%	12/12/2029	-	(1)	(5)	0.0%
MB2 Dental Solutions, LLC	First Lien Term Loan		SOFR + 5.50%, 0.75% Floor	9.66%	2/13/2031	53,981	53,562	54,521	4.1%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.50%, 0.75% Floor	9.66%	2/13/2031	5,097	5,052	5,209	0.4%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan		SOFR + 5.50%, 0.75% Floor	9.66%	2/13/2031	4,622	4,595	4,668	0.4%
MB2 Dental Solutions, LLC	First Lien Revolving Loan	(10)	SOFR + 5.50%, 0.75% Floor	9.66%	2/13/2031	-	(17)	-	0.0%
MIRRA-PRIMEACCESS Holdings, LLC	First Lien Term Loan		SOFR + 6.50%	11.07%	7/29/2026	24,000	23,901	20,320	1.5%
MIRRA-PRIMEACCESS Holdings, LLC	First Lien Revolving Loan	(10)	SOFR + 6.50%, 1.00% Floor	11.07%	7/29/2026	2,055	1,995	1,635	0.1%
NextGen Healthcare	First Lien Term Loan		SOFR + 5.25%, 0.75% Floor	9.48%	11/11/2030	9,103	8,999	8,934	0.7%
NextGen Healthcare	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.48%	11/10/2025	-	(13)	(44)	0.0%
NextGen Healthcare	First Lien Revolving Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.48%	11/9/2029	-	(9)	(16)	0.0%
Project Ruby Ultimate Parent Corp	Second Lien Term Loan		SOFR + 5.25%, 0.75% Floor	9.53%	3/12/2029	15,000	14,938	15,000	1.1%
RCP Nats Purchaser, LLC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	9.00%	3/19/2032	41,045	40,546	40,552	3.1%
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.00%	3/19/2027	-	(47)	(99)	0.0%
RCP Nats Purchaser, LLC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.00%	3/19/2032	-	(66)	(69)	0.0%
RxB Holdings, Inc.	First Lien Term Loan	(9)	SOFR + 4.50%, 0.75% Floor	8.78%	12/20/2027	2,984	2,948	3,003	0.2%
RxB Holdings, Inc.	First Lien Term Loan	(9)	SOFR + 5.25%, 0.75% Floor	9.53%	12/20/2027	9,328	9,275	9,363	0.7%
SpecialtyCare, Inc.	First Lien Term Loan		SOFR + 5.00%	9.33%	12/18/2029	13,790	13,759	13,652	1.0%
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%	9.33%	8/26/2027	-	(2)	(5)	0.0%
SpecialtyCare, Inc.	First Lien Revolving Loan	(10)	SOFR + 3.75%, 1.00% Floor	8.12%	6/18/2026	85	80	74	0.0%

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of September 30, 2025 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Stepping Stones Healthcare Services, LLC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	9.00%	1/2/2029	23,643	23,452	23,643	1.8%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.00%	1/2/2029	1,907	1,852	1,907	0.1%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan		SOFR + 5.00%, 0.75% Floor	9.00%	1/2/2029	5,307	5,269	5,307	0.4%
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.00%	12/29/2026	-	(13)	-	0.0%
Trinity Partners Holdings, LLC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	9.26%	12/31/2030	26,658	26,397	26,658	2.0%
Trinity Partners Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.26%	6/30/2027	-	(103)	-	0.0%
TST Intermediate Holdings, LLC	First Lien Term Loan		SOFR + 5.50%, 1.00% Floor	9.91%	11/27/2028	15,766	15,717	15,177	1.2%
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.50%, 1.00% Floor	9.91%	11/25/2028	12,717	12,603	12,024	0.9%
TST Intermediate Holdings, LLC	First Lien Revolving Loan	(10)	ABR + 5.00%	12.25%	11/27/2028	249	247	216	0.0%
Vital Care Buyer LLC	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.50%	7/30/2031	6,626	6,568	6,626	0.5%
Vital Care Buyer LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.50%	7/30/2031	-	(7)	-	0.0%
Total Health Care Providers & Services							497,016	492,983

Health Care Technology
Finthrive Software Intermediate Holdings, Inc.,	First Lien Term Loan	(9)	SOFR + 5.25%	9.25%	12/15/2028	10,244	10,126	10,216	0.8%
Homecare Software Solutions LLC	First Lien Term Loan		SOFR + 5.55%, 0.75% Floor	9.71%	6/16/2031	12,054	11,956	11,947	0.9%
Homecare Software Solutions LLC	First Lien Term Loan		SOFR + 5.55%, 0.75% Floor	9.71%	6/16/2031	5,142	5,098	5,096	0.4%
Homecare Software Solutions LLC	First Lien Delayed Draw Term Loan		SOFR + 5.55%, 0.75% Floor	9.71%	6/16/2031	4,477	4,440	4,438	0.3%
Imagine Acquisition, Inc.	First Lien Term Loan		SOFR + 5.00%, 1.00% Floor	9.29%	11/16/2027	27,854	27,702	27,854	2.1%
Imagine Acquisition, Inc.	First Lien Revolving Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.29%	11/16/2027	-	(25)	-	0.0%
Total Health Care Technology							59,297	59,551

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of September 30, 2025 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Insurance
Alkeme Intermediary Holdings, LLC	First Lien Term Loan		SOFR + 5.00%, 1.00% Floor	9.00%	5/28/2027	11,550	11,536	11,492	0.9%
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan		SOFR + 5.00%, 1.00% Floor	9.00%	5/28/2027	23,190	23,162	23,074	1.8%
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan		SOFR + 5.00%, 1.00% Floor	9.16%	5/28/2027	9,985	9,962	9,935	0.8%
Amerilife Holdings LLC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	9.17%	8/31/2029	55,939	55,426	55,693	4.2%
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.17%	8/31/2029	6,915	6,837	6,882	0.5%
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan		SOFR + 5.00%, 0.75% Floor	9.17%	8/31/2029	147	146	147	0.0%
AmeriLife Holdings LLC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.17%	8/31/2028	945	906	920	0.1%
AP Highlands Holdings, L.P.	Unsecured Note		N/A	9.75%	10/16/2028	4,965	4,927	4,953	0.4%
AP Highlands Co-Invest, L.P.	Unsecured Note		N/A	9.75%	10/16/2028	3,035	3,012	3,028	0.2%
Arden Insurance Services LLC	First Lien Term Loan		SOFR + 5.00%, 1.00% Floor	9.00%	11/27/2030	13,072	12,903	12,960	1.0%
Arden Insurance Services LLC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.00%	11/27/2030	-	(24)	(16)	0.0%
ARMStrong Receivable Management	First Lien Term Loan		SOFR + 4.75%, 1.00% Floor	8.85%	10/5/2029	8,787	8,770	8,757	0.7%
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 1.00% Floor	8.85%	10/06/2026	-	(1)	(1)	0.0%
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 1.00% Floor	9.14%	10/5/2029	309	306	304	0.0%
ARMStrong Receivable Management	First Lien Revolving Loan	(10)	SOFR + 4.75%, 1.00% Floor	8.85%	10/5/2029	-	-	(1)	0.0%
Babylon Buyer, Inc.	First Lien Term Loan		SOFR + 5.50%, 0.75% Floor	9.64%	3/8/2030	36,065	35,343	35,647	2.7%
Babylon Buyer, Inc.	First Lien Revolving Loan	(10)	SOFR + 5.50%, 0.75% Floor	9.64%	3/8/2030	-	(27)	(17)	0.0%
Bellwether Buyer, LLC	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.64%	4/15/2032	14,458	14,390	14,388	1.1%
Bellwether Buyer, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.64%	10/15/2027	-	(18)	(36)	0.0%
Bellwether Buyer, LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.66%	4/15/2032	753	739	739	0.1%
Captive Resources MIDCO, LLC	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.66%	7/2/2029	30,285	29,937	30,285	2.3%
Captive Resources MIDCO, LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.66%	7/1/2028	-	(20)	-	0.0%
Euclid Transactional, LLC	First Lien Term Loan		SOFR + 5.50%, 0.75% Floor	11.07%	10/2/2028	71,561	70,748	71,561	5.4%
Foundation Risk Partners, Corp.	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.75%	10/29/2030	3,627	3,627	3,610	0.3%
Foundation Risk Partners, Corp.	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.75%	10/29/2030	33,147	33,147	32,991	2.5%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan		SOFR + 4.75%, 0.75% Floor	8.75%	10/29/2030	7,607	7,599	7,571	0.6%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan		SOFR + 4.75%, 0.75% Floor	8.75%	10/29/2030	4,491	4,491	4,470	0.3%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan		SOFR + 4.75%, 0.75% Floor	8.75%	10/29/2030	15,491	15,491	15,418	1.2%
Foundation Risk Partners, Corp.	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.75%	10/29/2029	-	-	(17)	0.0%
Galway Borrower LLC	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.50%	9/29/2028	33,693	33,432	33,693	2.6%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.50%	9/29/2028	1,746	1,712	1,683	0.1%
Galway Borrower LLC	First Lien Delayed Draw Term Loan		SOFR + 4.50%, 0.75% Floor	8.50%	9/29/2028	17,689	17,402	17,583	1.3%
Galway Borrower LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.49%	9/29/2028	637	630	637	0.0%
OneDigital Borrower LLC	Second Lien Term Loan	(9)	SOFR + 5.25%, 0.50% Floor	9.41%	7/2/2032	5,000	4,968	5,053	0.4%
Redwood Purchaser, INC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.75%	3/3/2031	20,513	20,269	20,271	1.5%
Redwood Purchaser, INC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.75%	3/3/2027	-	(60)	(126)	0.0%
Redwood Purchaser, INC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.75%	3/3/2031	-	(57)	(59)	0.0%
THG Acquisition, LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.91%	10/31/2031	26,098	25,869	25,858	2.0%
THG Acquisition, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.91%	10/31/2031	949	919	895	0.1%
THG Acquisition, LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.91%	10/31/2031	217	192	190	0.0%
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.00%	4/3/2030	2,563	2,531	2,512	0.2%
World Insurance Associates, LLC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.00%	4/3/2030	-	(3)	(3)	0.0%
Worldwide Insurance Network, LLC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	9.71%	5/28/2030	23,919	23,628	23,716	1.8%
Worldwide Insurance Network, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.71%	5/28/2030	17,413	17,300	17,250	1.3%
Worldwide Insurance Network, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.71%	5/24/2027	-	(70)	(128)	0.0%
Total Insurance							501,977	503,762

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of September 30, 2025 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
IT Services
Auctane Holdings, LLC	First Lien Term Loan		SOFR + 5.75%, 0.75% Floor	10.14%	10/5/2028	38,800	38,409	38,052	2.9%
Auctane Holdings, LLC	First Lien Term Loan		SOFR + 5.75%, 0.75% Floor	9.89%	10/5/2028	12,731	12,602	12,486	0.9%
Bottomline Technologies, Inc.	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.50%	5/14/2029	39,544	39,067	39,544	3.0%
Bottomline Technologies, Inc.	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.50%	5/15/2028	-	(34)	-	0.0%
DCert Buyer, Inc.	Second Lien Term Loan	(9)	SOFR + 7.00%	11.16%	2/19/2029	8,259	8,175	7,536	0.6%
Evergreen Services Group PIK Holdco, LLC	Unsecured Note		N/A	13.75%	4/7/2031	7,824	7,688	7,772	0.6%
Evergreen Services Group PIK Holdco, LLC	Unsecured Note		N/A	13.75%	4/7/2031	4,296	4,222	4,268	0.3%
Helpsystems Holdings, Inc.	Second Lien Term Loan		SOFR + 6.75%, 0.75% Floor	11.16%	11/19/2027	10,000	10,000	8,468	0.6%
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.95%	6/28/2027	-	(8)	(17)	0.0%
Kona Buyer, LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.95%	7/23/2031	-	(2)	(2)	0.0%
LYTX, INC.	First Lien Term Loan		SOFR + 5.00%, 1.00% Floor	9.26%	2/28/2028	19,661	19,661	19,661	1.5%
Ministry Brands Holdings, LLC	First Lien Term Loan		SOFR + 5.50%, 0.75% Floor	9.76%	12/28/2028	17,037	16,948	16,807	1.3%
Ministry Brands Holdings, LLC	First Lien Delayed Draw Term Loan		SOFR + 5.50%, 1.00% Floor	9.76%	12/28/2028	1,723	1,718	1,700	0.1%
Ministry Brands Holdings, LLC	First Lien Revolving Loan	(10)	ABR + 4.50%, 0.75% Floor	11.75%	12/30/2027	-	(6)	(23)	0.0%
Omega Systems Intermediate Holdings, INC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	9.00%	1/15/2031	10,767	10,646	10,642	0.8%
Omega Systems Intermediate Holdings, INC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.00%	1/15/2027	-	(35)	(73)	0.0%
Omega Systems Intermediate Holdings, INC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.00%	1/15/2031	-	(21)	(22)	0.0%
Redwood Services Group, LLC	First Lien Term Loan		SOFR + 5.25%, 0.75% Floor	9.25%	6/15/2029	8,739	8,680	8,696	0.7%
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.25%	6/15/2029	3,790	3,725	3,735	0.3%
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	9.49%	6/27/2027	-	(5)	(10)	0.0%
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	9.49%	6/27/2027	-	(5)	(11)	0.0%
Total IT Services							181,425	179,209

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of September 30, 2025 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread	Interest Rate	Maturity [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Professional Services
Accordion Partners LLC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	9.00%	11/17/2031	32,559	32,366	32,445	2.5%
Accordion Partners LLC	Unsecured Note		N/A	12.75%	11/15/2034	16,766	16,466	16,646	1.3%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.23%	11/17/2031	871	848	852	0.1%
Accordion Partners LLC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.00%	11/17/2031	-	(22)	(13)	0.0%
ALKU Intermediate Holdings, LLC	First Lien Term Loan		SOFR + 6.25%, 0.75% Floor	10.12%	5/23/2029	3,622	3,559	3,622	0.3%
ALKU Intermediate Holdings, LLC	First Lien Term Loan		SOFR + 5.50%, 0.75% Floor	9.37%	5/23/2029	400	395	393	0.0%
Aprio Advisory Group, LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.75%	8/1/2031	20,099	19,920	19,906	1.5%
Aprio Advisory Group, LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.62%	8/1/2031	2,756	2,703	2,730	0.2%
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.75%	8/1/2031	3,112	2,917	2,980	0.2%
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.75%, 0.75% Floor	8.91%	8/1/2031	8,753	8,664	8,669	0.7%
Aprio Advisory Group, LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.75%	8/1/2031	-	(37)	(42)	0.0%
Baker Tilly Advisory Group, L.P.	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.91%	6/3/2031	20,724	20,454	20,724	1.6%
Baker Tilly Advisory Group, L.P.	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.66%	6/2/2032	6,716	6,653	6,649	0.5%
Baker Tilly Advisory Group, L.P.	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.66%	6/3/2027	-	(13)	(23)	0.0%
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.66%	6/2/2032	-	(10)	(10)	0.0%
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.66%	6/3/2030	-	(47)	-	0.0%
BDO USA, P.C.	First Lien Term Loan		SOFR + 5.00%, 2.00% Floor	9.22%	8/31/2028	13,263	13,085	13,263	1.0%
Cherry Bekaert Advisory LLC	First Lien Term Loan		SOFR + 5.25%, 0.75% Floor	9.41%	6/30/2028	4,288	4,232	4,256	0.3%
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan		SOFR + 5.25%, 0.75% Floor	9.41%	6/30/2028	5,582	5,505	5,541	0.4%
Explorer Investor, Inc	First Lien Term Loan		SOFR + 6.00%, 0.50% Floor	10.29%	6/28/2029	28,118	26,963	25,509	1.9%
IG Investments Holdings, LLC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	9.31%	9/22/2028	46,730	46,292	46,482	3.5%
IG Investments Holdings, LLC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.31%	9/22/2028	-	(42)	(19)	0.0%
KRIV Acquisition Inc.	First Lien Term Loan		SOFR + 5.00%, 1.00% Floor	9.00%	7/31/2031	18,757	18,650	18,570	1.4%
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.00%	9/30/2027	-	(206)	(217)	0.0%
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.00%	9/30/2027	-	(8)	(15)	0.0%
KRIV Acquisition Inc.	First Lien Revolving Loan	(10)	SOFR + 5.00%, 1.00% Floor	9.21%	7/31/2031	37	33	33	0.0%
More Cowbell II LLC	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.67%	9/3/2030	27,224	26,731	27,224	2.1%
More Cowbell II LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.67%	9/3/2027	-	-	-	0.0%
More Cowbell II LLC	First Lien Revolving Loan	(10)	SOFR + 4.25%, 0.75% Floor	8.09%	9/4/2029	194	194	194	0.0%
OMNIA Partners LLC	Second Lien Term Loan		SOFR + 5.00%	9.31%	5/31/2032	10,000	9,956	10,000	0.8%
P20 Parent, Inc.	First Lien Term Loan		SOFR + 7.50%, 1.00% Floor	11.50%	7/12/2028	44,135	43,646	43,107	3.3%
PAS Parent Inc.	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.66%	8/18/2032	9,635	9,550	9,539	0.7%
PAS Parent Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.66%	8/18/2028	-	-	(67)	0.0%
PAS Parent Inc.	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.66%	8/18/2031	-	-	(10)	0.0%
Petra Borrower, LLC	First Lien Term Loan		SOFR + 5.75%, 1.00% Floor	10.07%	11/15/2030	15,726	15,416	15,545	1.2%
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.75%, 1.00% Floor	9.75%	11/15/2030	2,925	2,799	2,855	0.2%
Petra Borrower, LLC	First Lien Revolving Loan	(10)	SOFR + 5.75%, 1.00% Floor	9.92%	11/15/2029	491	446	463	0.0%
TRAK Purchaser, Inc	First Lien Term Loan		SOFR + 5.50%, 1.00% Floor	9.81%	6/20/2031	31,234	30,780	30,778	2.3%
TRAK Purchaser, Inc	First Lien Revolving Loan	(10)	SOFR + 5.50%, 1.00% Floor	9.50%	6/20/2031	656	625	624	0.0%
Williams Marston, LLC	First Lien Term Loan		SOFR + 5.75%, 1.00% Floor	10.05%	8/25/2028	15,483	15,018	15,483	1.2%
Williams Marston, LLC	First Lien Delayed Draw Term Loan		SOFR + 5.75%, 1.00% Floor	10.05%	8/25/2028	2,541	2,491	2,541	0.2%
Williams Marston, LLC	First Lien Revolving Loan	(10)	SOFR + 5.75%, 1.00% Floor	10.05%	8/25/2028	255	223	255	0.0%
Total Professional Services							387,195	387,462

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of September 30, 2025 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Real Estate Management & Development
Accuserve Solutions, Inc.	First Lien Term Loan		SOFR + 5.25%, 1.00% Floor	9.48%	3/15/2030	64,696	64,321	63,020	4.8%
Accuserve Solutions, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.25%, 1.00% Floor	9.48%	5/8/2026	-	(11)	(109)	0.0%
Accuserve Solutions, Inc.	First Lien Revolving Loan	(10)	SOFR + 5.25%, 1.00% Floor	9.49%	3/15/2030	5,850	5,850	5,680	0.4%
Claros Mortgage Trust Inc	First Lien Term Loan	(9)(13)	SOFR + 4.50%, 0.50% Floor	8.76%	8/9/2026	3,274	3,166	3,171	0.2%
Freedom Funding Center LLC	Unsecured Note	(9)(11)	N/A	12.00%	10/1/2037	15,000	15,000	16,087	1.2%
Guardian Restoration Partners Buyers, LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.75%	11/3/2031	8,187	8,097	8,093	0.6%
Guardian Restoration Partners Buyers, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.75%	11/3/2031	11,432	11,297	11,274	0.9%
Guardian Restoration Partners Buyers, LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.75%	11/3/2031	878	855	854	0.1%
Low Voltage Holdings Inc.	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.75%	4/28/2032	3,597	3,571	3,571	0.3%
Low Voltage Holdings Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.75%	10/28/2027	-	(4)	(8)	0.0%
Low Voltage Holdings Inc.	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.75%	4/28/2032	-	(4)	(4)	0.0%
Southpaw AP Buyer, LLC	First Lien Term Loan		SOFR + 5.50%, 1.00% Floor	9.96%	3/2/2028	10,595	10,491	10,512	0.8%
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.50%, 1.00% Floor	9.96%	3/2/2028	785	777	779	0.1%
Southpaw AP Buyer, LLC	First Lien Revolving Loan	(10)	SOFR + 5.50%, 1.00% Floor	9.97%	3/2/2028	198	190	191	0.0%
Titan Home Improvement, LLC	First Lien Term Loan		SOFR + 4.75%, 1.00% Floor	8.95%	5/31/2030	24,313	23,912	24,113	1.8%
Titan Home Improvement, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 1.00% Floor	8.95%	5/29/2026	-	(36)	(38)	0.0%
Titan Home Improvement, LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 1.00% Floor	8.95%	5/31/2030	-	(60)	(31)	0.0%
Total Real Estate Management & Development							147,412	147,155

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of September 30, 2025 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Software
Anaplan Inc.	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.70%	6/21/2029	20,518	20,518	20,518	1.6%
Anaplan Inc.	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.70%	6/21/2028	-	-	-	0.0%
Cardinal Parent, Inc.	First Lien Term Loan	(9)	SOFR + 4.50%, 0.75% Floor	8.82%	11/12/2027	2,977	2,874	2,947	0.2%
Diligent Corporation	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	9.20%	8/6/2030	45,568	45,443	45,276	3.4%
Diligent Corporation	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	9.20%	8/6/2030	7,812	7,510	7,762	0.6%
Diligent Corporation	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.20%	4/30/2026	-	(24)	(26)	0.0%
Diligent Corporation	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.20%	8/6/2030	660	610	621	0.0%
Eclipse Buyer, Inc.	First Lien Term Loan		SOFR + 4.50%, 0.50% Floor	8.68%	9/8/2031	12,590	12,483	12,552	1.0%
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.50% Floor	8.68%	9/7/2026	-	(9)	(6)	0.0%
Eclipse Buyer, Inc.	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.50% Floor	8.68%	9/8/2031	-	(9)	(3)	0.0%
Flexera Software LLC	First Lien Term Loan		SOFR + 4.75%, 0.50% Floor	8.96%	8/16/2032	4,781	4,769	4,769	0.4%
Flexera Software LLC	First Lien Term Loan		EURIBOR + 4.75%	6.63%	8/16/2032	2,836	3,310	3,319	0.3%
Flexera Software LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.50% Floor	8.96%	8/16/2032	-	(3)	(3)	0.0%
Fullsteam Holdco L.P. LLC	Unsecured Note		N/A	13.00%	8/9/2032	17,500	17,238	17,238	1.3%
Fullsteam Operations LLC	First Lien Term Loan		SOFR + 5.25%, 0.75% Floor	9.48%	8/8/2031	27,500	27,228	27,225	2.1%
Fullsteam Operations LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.48%	8/8/2027	-	(45)	(92)	0.0%
Fullsteam Operations LLC	First Lien Revolving Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.48%	8/8/2031	-	(33)	(33)	0.0%
GovDelivery Holdings LLC	First Lien Term Loan		SOFR + 5.75%, 0.75% Floor	10.06%	1/17/2031	15,834	15,719	15,834	1.2%
GovDelivery Holdings LLC	First Lien Delayed Draw Term Loan		SOFR + 5.25%, 0.75% Floor	9.56%	1/17/2031	2,346	2,323	2,320	0.2%
GovDelivery Holdings LLC	First Lien Revolving Loan	(10)	ABR + 4.25%	11.50%	1/17/2031	-	(17)	-	0.0%
GS Acquisitionco, Inc.	First Lien Term Loan		SOFR + 5.25%, 1.00% Floor	9.25%	5/25/2028	38,938	38,875	38,938	3.0%
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.25%, 1.00% Floor	9.25%	5/25/2028	529	524	529	0.0%
GS Acquisitionco, Inc.	First Lien Revolving Loan	(10)	SOFR + 5.25%, 1.00% Floor	9.25%	5/25/2028	360	357	360	0.0%
Harbor Purchaser Inc,	Second Lien Term Loan	(9)	SOFR + 8.50%, 0.50% Floor	12.66%	4/8/2030	12,500	12,330	11,469	0.9%
Houghton Mifflin Harcourt Co	First Lien Term Loan	(9)	SOFR + 5.25%, 0.50% Floor	9.51%	4/9/2029	4,949	4,901	4,447	0.3%
Hyland Software, Inc	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	9.16%	9/19/2030	24,858	24,572	24,858	1.9%
Hyland Software, Inc	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.16%	9/19/2029	-	(12)	-	0.0%
Mandolin Technology Intermediate Holdings, Inc.	Second Lien Term Loan		SOFR + 6.50%, 1.00% Floor	10.88%	7/30/2029	18,077	17,970	14,506	1.1%
Maverick 1 LLC	Second Lien Term Loan		SOFR + 6.75%, 0.75% Floor	11.21%	5/18/2029	9,000	8,975	8,826	0.7%
MEDX Holdings, LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.91%	7/21/2032	23,584	23,350	23,349	1.8%
MEDX Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.91%	7/21/2027	-	(48)	(98)	0.0%
MEDX Holdings, LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.91%	7/21/2032	-	(45)	(46)	0.0%
oneZero Financial Systems, LLC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	9.31%	10/7/2031	26,788	26,551	26,700	2.0%
oneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.31%	10/7/2031	1,581	1,553	1,565	0.1%
oneZero Financial Systems, LLC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.31%	10/7/2031	-	(29)	(10)	0.0%
Orion Advisor Solutions INC.	Second Lien Term Loan		SOFR + 7.50%, 1.00% Floor	11.81%	9/24/2028	11,978	11,925	11,978	0.9%
Orion Advisor Solutions INC.	Second Lien Delayed Draw Term Loan	(10)	SOFR + 7.50%, 1.00% Floor	11.81%	9/24/2028	3,668	3,645	3,668	0.3%
Orion US Finco	Second Lien Term Loan	(9)	SOFR + 5.50%	9.70%	5/20/2033	10,000	9,900	10,083	0.8%
Propio LS, LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.75%	5/13/2030	6,799	6,733	6,731	0.5%
Propio LS, LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.75%	5/13/2030	-	(2)	(2)	0.0%
Saab Purchaser, Inc	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.75%	11/12/2031	7,136	7,065	7,064	0.5%
Saab Purchaser, Inc	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.75%	9/22/2027	-	(34)	(69)	0.0%
Saab Purchaser, Inc	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.75%	11/12/2031	-	(10)	(10)	0.0%
Simplifi Holdings, Inc.	First Lien Term Loan		SOFR + 5.25%, 0.75% Floor	9.51%	12/29/2028	26,092	25,823	26,092	2.0%
Simplifi Holdings, Inc.	First Lien Revolving Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.51%	6/29/2029	940	927	940	0.1%
Syntax Systems Limited	First Lien Term Loan	(13)	SOFR + 5.00%, 0.75% Floor	9.25%	10/29/2028	537	533	537	0.0%
Syntax Systems Limited	First Lien Term Loan	(13)	SOFR + 5.00%, 0.75% Floor	9.27%	10/29/2028	10,389	10,338	10,387	0.8%
Tamarack Intermediate, L.L.C.	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	9.15%	3/13/2028	20,786	20,538	20,589	1.6%
Tamarack Intermediate, L.L.C.	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.15%	3/13/2028	-	(32)	(33)	0.0%
Total Software							417,058	413,566

Total Debt Investments							2,628,173	2,623,979

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of September 30, 2025 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Interest Rate [5]	Acquisition Date	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Preferred Equity - 2.8%
Financial Services
MC CIF Wealth Management (UK) Ltd.	Preferred Equity	(13)	12.00%	8/12/2025	2,500	2,475	2,475	0.2%
MC CIF Wealth Management (UK) Ltd.	Preferred Equity	(13)	13.50%	8/12/2025	2,500	2,475	2,475	0.2%
Total Financial Services						4,950	4,950

Health Care Technology
Imagine Acquisition, Inc.	Preferred Equity	(14)	N/A	11/16/2021	2,000	2,000	3,389	0.3%
Total Health Care Technology						2,000	3,389

Insurance
Galway Partners Holdings LLC	Preferred Equity		14.00%	4/28/2023	13,967	13,773	14,036	1.1%
Total Insurance						13,773	14,036

Software
Eclipse Buyer, Inc.	Preferred Equity		12.50%	9/6/2024	3,706	3,639	3,669	0.3%
GT Polaris Holdings, Inc	Preferred Equity		12.50%	6/6/2022	12,410	12,286	12,230	0.9%
Total Software						15,925	15,899

Total Preferred Equity Investments						36,648	38,274

Common Equity and Warrants - 1.3%
Capital Markets
Resolute Investment Managers, Inc.	Equity	(14)	N/A	12/29/2023	58	1,249	1,604	0.1%
Total Capital Markets						1,249	1,604

Health Care Providers & Services
New Giving Acquisition, Inc.	Equity	(14)	N/A	8/19/2022	2	-	997	0.1%
Total Health Care Providers & Services						-	997

Professional Services
THL Fund IX Investors (Plymouth), L.P.	Equity	(12)(14)	N/A	9/1/2023	3,182	3,181	5,506	0.4%
Total Professional Services						3,181	5,506

Real Estate Management & Development
ACC Ultimate Holdings, L.P.	Equity	(14)	N/A	5/8/2024	375	3,750	2,625	0.2%
Total Real Estate Management & Development						3,750	2,625

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of September 30, 2025 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Interest Rate [5]	Acquisition Date	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Software
Spirit RR Holdings, Inc.	Equity	(14)	N/A	9/19/2022	3,586	3,635	6,742	0.5%
Total Software						3,635	6,742

Total Common Equity and Warrants Investments						11,815	17,474

Total Non-Controlled/Non-Affiliated Investments						$2,676,636	$2,679,727

Controlled/Affiliated - Investments
Common Equity - 0.4%
Professional Services
SPV CA IX, LLC	Equity	(10)(12)(14)(15)	N/A	7/18/2025	5,549	5,318	5,661	0.4%
Total Professional Services						5,318	5,661

Total Common Equity Investments						$5,318	$5,661

Total Controlled/Affiliated Investments						$5,318	$5,661

TOTAL INVESTMENTS						$2,681,954	$2,685,388

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of September 30, 2025 (Unaudited) (Continued)

(in thousands)

(1)
All of the Company’s investments are domiciled in the United States except for Apex Group Treasury LLC, Barings Middle Market CLO Ltd., Inizio Group Limited, MC CIF Wealth Management Ltd, New Mountain Guardian IV Income Rated Feeder II Ltd & New Mountain Guardian IV Rated Feeder III Ltd, and Syntax Systems Limited, which are domiciled in Ireland, the Cayman Islands, United Kingdom, United Kingdom, Bermuda, and Canada, respectively.
(2)
Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)
All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"), except for ALP CFO LP 2024-1, Apex Group Treasury LLC, Barings Middle Market CLO Ltd., Best Egg Asset Structured Pass Through Master Trust, Churchill Middle Market CLO Ltd., Claros Mortgage Trust, Inc., Coller Capital, Exeter Short Term Funding LLC, Inizio Group Limited, Ivy Hill Asset Management, Ivy Hill Middle Market Credit Fund XII Ltd, LD Holdings Group LLC., LendingTree, Inc., MC CIF Wealth Management (UK) Ltd. New Mountain Guardian IV Income Rated Feeder II, Ltd., New Mountain Guardian IV Rated Feeder III, LTD., and Syntax Systems Limited.
(4)
As of September 30, 2025, all investments are pledged as collateral unless otherwise stated.
(5)
The majority of the securities bear interest at a rate that may be determined by reference Secured Overnight Financing Rate ("SOFR"), which at September 30, 2025 was 4.24%; Alternate Base Rate ("ABR"), which at September 30, 2025 was 7.25%; and the Euro Interbank Offered Rate ("EURIBOR"), which at September 30, 2025 was 1.92%. For each such security, the Fund has provided the applicable spread over SOFR, ABR and EURIBOR and the current contractual interest rate in effect at September 30, 2025. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
(6)
The date disclosed represents the expiration of the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(7)
Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(8)
Percentage is based on net assets of $1,315,531 as of September 30, 2025.
(9)
Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(10)
This investment has an unfunded commitment as of September 30, 2025. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(11)
Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $20,295 or 1.5% of net assets as of September 30, 2025 and are considered restricted.
(12)
Investment measured at net asset value (“NAV”)
(13)
This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2025, non-qualifying assets totaled 3.8% of the Company's total assets.
(14)
Securities are non-income producing.
(15)
As defined in the 1940 Act, the Company is deemed to be both an "affiliated person" and "control" the portfolio company because it owns more than 25% of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions for the nine months ended September 30, 2025 in which the portfolio company is deemed to be a "Control Investment" of the Company were as follows:

Portfolio Company	Asset Type	Fair value at December 31, 2024	Transfers in (out)	Purchases (cost)	Sales and paydowns	PIK interest (cost)	Amortization	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at September 30, 2025
Controlled/affiliated company investment:
SPV CA IX, LLC	Equity	$—	$—	$5,318	$—	$—	$—	$—	$343	$5,661
Total controlled/affiliated company investments		$—	$—	$5,318	$—	$—	$—	$—	$343	$5,661

Nine Months Ended September 30,
		2025			2024
Portfolio Company	Asset Type	Interest Income	Dividend Income	Fee Income	Interest Income	Dividend Income	Fee Income
Controlled/affiliated company investments:
SPV CA IX, LLC	Equity	$—	$—	$—	n/a	n/a	n/a
Total controlled affiliated company investments		$—	$—	$—	n/a	n/a	n/a

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

September 30, 2025

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

Cash and Cash Equivalents

Cash and cash equivalents consists of deposits in a money market account and demand deposits held at a custodian bank. Cash and cash equivalents are carried at cost, which approximates fair value. The Company’s deposits may, at times, exceed the insured limits under applicable law. The Company's deposits in money market funds are considered Level 1 securities within the fair value hierarchy. As of September 30, 2025, there was $220 of cash denominated in foreign currencies included within “cash and cash equivalents” on the Consolidated Statement of Assets and Liabilities.

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

($ in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Fee Income	$390	$24	$558	$1,380
Total revenue from contracts with customers	$390	$24	$558	$1,380

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of both September 30, 2025 and December 31, 2024, no investments were on non-accrual status.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. During the three and nine months ended September 30, 2025, the Company earned dividend income of $1,494 and $3,892, respectively, that were included on the Consolidated Statements of Operations as dividend income. During the three and nine months ended September 30, 2024, the Company earned dividend income of $1,335 and $2,370, respectively, that were included on the Consolidated Statements of Operations as dividend income.

Foreign Currency

Foreign currency amounts are translated into U.S. dollars on the following basis:

•
cash, fair value of investments, outstanding debt, other assets and liabilities: at the spot exchange rate on the last business day of the period; and
•
purchases and sales of investments, borrowings and repayments of such borrowings, income and expenses: at the rates of exchange prevailing on the respective dates of such transactions.

The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations with the net change in unrealized gains (losses) from foreign currency and other transactions on the Consolidated Statements of Operations.

Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized gains
(losses) from foreign currency and other transactions on the Consolidated Statements of Operations.

Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar.

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

The Company evaluates tax positions taken or expected to be taken while preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted later based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions from inception through September 30, 2025. The Company’s federal and state tax returns remain open for the prior three or four years, depending upon the jurisdiction, and subject to examination by the Internal Revenue Service and state tax authorities.

As of September 30, 2025 and December 31, 2024, the tax cost of the Company’s investments approximates its amortized cost.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. During the three and nine months ended September 30, 2025, the Company recorded $917 and $2,259 of realized gains, respectively. During the three and nine months ended September 30, 2024, the Company recorded $1,152 and $1,561 of realized gains (losses), respectively. During the three and nine months ended September 30, 2025, the Company recorded $(1,077) and $1,982 of unrealized appreciation (depreciation), respectively. During the three and nine months ended September 30, 2024, the Company recorded $3,613 and $8,045 of unrealized appreciation, respectively.

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

Segment Reporting

In accordance with Topic 280 – Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets. The Company’s investment objective is to generate both current income and to a lesser extent capital appreciation through its investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chairman, president, chief financial officer and chief compliance officer. The CODM assesses the performance and makes decisions of the Company on a consolidated basis primarily based on the Company’s net increase in stockholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of distributions to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

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

Base Management Fee

The Company pays to the Adviser an asset-based fee (the “Management Fee”) for management services in an amount equal to an annual rate of 1.30% of the average value of the Company’s gross assets (excluding cash and cash equivalents) as of the last day of the most recently completed calendar quarter and the last day of the immediately preceding calendar quarter payable quarterly in arrears. The Management Fee for any partial quarter is appropriately prorated based on the actual number of days elapsed during such partial quarter as a fraction of the number of days in the relevant calendar year. For the three and nine months ended September 30, 2025, the Company incurred Management Fees of $8,844 and $25,842, respectively. For the three and nine months ended September 30, 2024, the Company incurred Management Fees of $8,108 and $22,058, respectively. As of September 30, 2025 and December 31, 2024, the Company recorded Management Fees payable of $8,844 and $8,013, respectively.

Incentive Fee

Beginning December 21, 2024, on the fourth anniversary of the date on which Stockholders were required to fund their initial drawdown (the “Incentive Commencement Date”), the Company pays the Adviser an incentive fee (“Incentive Fee”) as set forth below. The Incentive Fee consists of two parts. The first part (the “Investment Income Incentive Fee”) is calculated and payable on a quarterly basis, in arrears, commencing December 31, 2024, following the Incentive Commencement Date, and equals 15% of “pre-incentive fee net investment income” for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.75% (i.e., 7% annualized) measured on a quarterly basis. For purposes of computing the initial installment of the Investment Income Incentive Fee, as the Incentive Commencement Date did not fall on the first day of a calendar quarter, the initial Investment Income Incentive Fee is calculated and payable for the period that commences on the Incentive Commencement Date through the last day of the first complete calendar quarter immediately following the Incentive Commencement Date (March 31, 2025). The second part (the “Capital Gains Incentive Fee”) is an annual fee that is calculated in arrears, as of the end of each calendar year (or as of the date of the termination of the Investment Advisory Agreement) in an amount equal to 15% of realized capital gains, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year, less the aggregate amount of any previously paid Capital Gains Incentive Fee. As the Incentive Commencement Date did not fall on the first day of a calendar year, the initial Capital Gains Incentive Fee shall be payable for the period that commences on the Incentive Commencement Date through December 31, 2025. For the three and nine months ended September 30, 2025, the Company incurred Investment Income Incentive Fees of $5,683 and $16,051, respectively. For the three and nine months ended September 30, 2025 and 2024, the Company did not incur any Capital Gains Incentive Fees.

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

For the three and nine months ended September 30, 2025, the Company incurred $267 and $695, respectively, of administrative overhead expenses that were included on the Consolidated Statements of Operations as professional fees. For the three and nine months ended September 30, 2024 the Company incurred $262 and $764 respectively, of administrative overhead expenses that were included on the Consolidated Statements of Operations as professional fees. As of September 30, 2025 and December 31, 2024, $267 and $213, respectively, of administrative overhead expenses remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses. For each of the three and nine months ended September 30, 2025 and 2024, the Administrator did not waive any charges that were eligible for reimbursement under the terms of the Administration Agreement.

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

For the three and nine months ended September 30, 2025, the Company incurred expenses for services provided by the Sub-Administrator and the Custodian of $543 and $1,548, respectively, that were included on the Consolidated Statements of Operations as professional fees. For the three and nine months ended September 30, 2024 the Company incurred $285 and $964, respectively, that were included on the Consolidated Statements of Operations as professional fees. As of September 30, 2025 and December 31, 2024, $555 and $470, respectively, remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

Transfer Agent Fees

The Company has entered into a transfer agent servicing agreement with U.S. Bank Global Fund Services (in such capacity, the “Transfer Agent”). For the three and nine months ended September 30, 2025, the Company incurred expenses for services provided by the Transfer Agent of $18 and $52, respectively, that were included on the Consolidated Statements of Operations as professional fees. For the three and nine months ended September 30, 2024, the Company incurred expenses for services provided by the Transfer Agent of $15 and $34, respectively, that were included on the Consolidated Statements of Operations as professional fees. As of September 30, 2025 and December 31, 2024, $16 and $11, respectively, remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

Affiliated Capital Market Entities

The Adviser is an affiliate of SPC Capital Markets LLC, a Delaware limited liability company (the “Affiliated Broker-Dealer”), which is registered as a broker-dealer with the SEC and a member of FINRA and the Securities Investor Protection Corporation (together with the other Stone Point affiliated entities that conduct financial services, loan origination, structuring, placement or other similar business as a broker, dealer, distributor, syndicator, arranger or originator of securities or loans, collectively the “Affiliated Capital Market Entities”). During the three months ended September 30, 2025, the Company did not pay the Affiliated Broker-Dealer any fees. During the nine months ended September 30, 2025, the Company paid the Affiliated Broker-Dealer a fee of $1,500 for services provided by the Affiliated Broker-Dealer in connection with the closing of the Senior Notes. During the three and nine months ended September 30, 2024, the Company paid the Affiliated Broker-Dealer a fee of $750 for services provided by the Affiliated Broker-Dealer in connection with the closing of the 2029 Notes. The Affiliated Broker-Dealer may receive fees from other investors and portfolio companies in which the Company invests but will not collect fees from the Company for its portfolio investments.

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

Controlled/Affiliated Portfolio Companies

Under the 1940 Act, the Company is required to separately identify investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled”
companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments.

The Company has made investments in controlled, affiliated companies, which include its investment in SPV CA IX LLC, for purposes of holding a loan to an underlying portfolio company in lieu of the Company receiving its California lenders license.

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

For the three and nine months ended September 30, 2025, the Company incurred offering costs of $12 and $35, respectively. For the three and nine months ended September 30, 2024, the Company incurred offering costs of $12 and $44, respectively. As of both September 30, 2025 and December 31, 2024, there was no balance payable on the Consolidated Statements of Assets and Liabilities for offering expenses payable.

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

Unfunded Portfolio Company Commitments

From time to time, the Company enters into commitments to fund investments. As of September 30, 2025 and December 31, 2024, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

($ in thousands)
Portfolio Company	Type of Investment	September 30, 2025 Par	December 31, 2024 Par
Accordion Partners LLC	First Lien Delayed Draw Term Loan	$4,581	$5,454
Accordion Partners LLC	First Lien Revolving Loan	3,636	3,636
ACCUSERVE SOLUTIONS, INC.	First Lien Delayed Draw Term Loan	4,226	4,876
ACCUSERVE SOLUTIONS, INC.	First Lien Revolving Loan	723	6,573
Acentra Holdings, LLC	First Lien Delayed Draw Term Loan	8,715	8,715
Acentra Holdings, LLC	First Lien Revolving Loan	1,441	1,287
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	3,928	5,722
Action Behavior Centers Therapy LLC	First Lien Revolving Loan	3,071	3,071
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	-	12,511
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	638	4,753
AmeriLife Holdings LLC	First Lien Revolving Loan	4,727	6,891
Anaplan Inc.	First Lien Revolving Loan	1,546	1,546
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	10,670	-
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	-	4,741
Aprio Advisory Group, LLC	First Lien Revolving Loan	4,402	2,994
Arden Insurance Services LLC	First Lien Revolving Loan	1,829	1,463
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	901	1,020
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	294	-
ARMStrong Receivable Management	First Lien Revolving Loan	299	299
Babylon Buyer, Inc.	First Lien Revolving Loan	1,479	-
Baker Tilly Advisory Group, L.P.	First Lien Delayed Draw Term Loan	2,314	-
Baker Tilly Advisory Group, L.P.	First Lien Delayed Draw Term Loan	-	2,736
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	1,050	-
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	3,835	3,835
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	9,390	9,390
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	3,000	3,000
Bellwether Buyer, LLC	First Lien Delayed Draw Term Loan	7,530	-
Bellwether Buyer, LLC	First Lien Revolving Loan	2,259	-
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	4,235	4,235
Belmont Buyer, Inc.	First Lien Revolving Loan	2,180	1,453
Bottomline Technologies, Inc.	First Lien Revolving Loan	3,849	7,365
CAPTIVE RESOURCES MIDCO, LLC	First Lien Revolving Loan	2,203	2,203

($ in thousands)
Portfolio Company	Type of Investment	September 30, 2025 Par	December 31, 2024 Par
Chartis Group, LLC	First Lien Delayed Draw Term Loan	2,518	2,518
Chartis Group, LLC	First Lien Revolving Loan	1,259	1,259
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	-	638
Choreo Buyer LLC.	First Lien Delayed Draw Term Loan	15,311	15,560
Cliffwater, LLC	First Lien Revolving Loan	5,966	2,857
Coller Private Equity Backed Notes & Loans II-A L.P.	Unsecured Note	4,451	-
Continental Buyer Inc.	First Lien Delayed Draw Term Loan	-	8,153
Continental Buyer Inc.	First Lien Revolving Loan	4,545	3,057
Continental Buyer, Inc	First Lien Delayed Draw Term Loan	3,237	-
Diligent Corporation	First Lien Revolving Loan	5,337	5,997
Diligent Corporation	First Lien Delayed Draw Term Loan	4,124	4,124
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	2,134	2,134
Eclipse Buyer, Inc.	First Lien Revolving Loan	1,083	1,083
Ellkay, LLC	First Lien Revolving Loan	-	2,167
Equinox Buyer LLC	First Lien Revolving Loan	4,776	-
Exeter Short Term Funding LLC	First Lien Revolving Loan	13,183	8,797
Flexera Software LLC	First Lien Revolving Loan	1,056	-
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	-	4,686
Foundation Risk Partners, Corp.	First Lien Revolving Loan	3,526	4,407
Fullsteam Operations LLC	First Lien Delayed Draw Term Loan	9,167	-
Fullsteam Operations LLC	First Lien Revolving Loan	3,333	-
Galway Borrower LLC	First Lien Delayed Draw Term Loan	9,038	10,596
Galway Borrower LLC	First Lien Revolving Loan	2,382	2,767
GovDelivery Holdings LLC	First Lien Revolving Loan	2,193	2,193
GS ACQUISITIONCO, INC.	First Lien Delayed Draw Term Loan	893	1,109
GS ACQUISITIONCO, INC.	First Lien Revolving Loan	720	1,080
Guardian Restoration Partners Buyers, LLC	First Lien Delayed Draw Term Loan	2,257	9,082
Guardian Restoration Partners Buyers, LLC	First Lien Revolving Loan	1,179	2,057
HBWM INTERMEDIATE II, LLC	First Lien Delayed Draw Term Loan	-	5,498
HBWM INTERMEDIATE II, LLC	First Lien Revolving Loan	495	1,017
Headlands Buyer, Inc.	First Lien Delayed Draw Term Loan	11,376	-
Headlands Buyer, Inc.	First Lien Revolving Loan	5,565	-
Heights Buyer, LLC	First Lien Delayed Draw Term Loan	-	2,554
Heights Buyer, LLC	First Lien Revolving Loan	1,979	2,235
Homecare Software Solutions LLC	First Lien Delayed Draw Term Loan	-	-
Hyland Software, Inc	First Lien Revolving Loan	1,199	1,199
IG Investments Holdings, LLC	First Lien Revolving Loan	3,509	3,509
IMAGINE ACQUISITIONCO, INC.	First Lien Revolving Loan	4,630	4,399
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	3,188	-
Kona Buyer, LLC	First Lien Revolving Loan	355	-

($ in thousands)
Portfolio Company	Type of Investment	September 30, 2025 Par	December 31, 2024 Par
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	1,543	-
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	21,688	24,923
KRIV Acquisition Inc.	First Lien Revolving Loan	349	-
Kwol Acquisition Inc	First Lien Delayed Draw Term Loan	1,397	-
Kwol Acquisition Inc	First Lien Revolving Loan	493	329
LENDINGTREE, INC.	First Lien Delayed Draw Term Loan	-	3,000
Low Voltage Holdings Inc.	First Lien Delayed Draw Term Loan	1,119	-
Low Voltage Holdings Inc.	First Lien Revolving Loan	606	-
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	1,937	2,782
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	4,536	-
MAI Capital Management Intermediate LLC	First Lien Revolving Loan	1,632	1,331
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	6,104	8,932
MB2 Dental Solutions, LLC	First Lien Revolving Loan	2,244	2,244
MEDX HOLDINGS, LLC	First Lien Delayed Draw Term Loan	9,809	-
MEDX HOLDINGS, LLC	First Lien Revolving Loan	4,606	-
Ministry Brands Holdings, LLC	First Lien Delayed Draw Term Loan	-	4
Ministry Brands Holdings, LLC	First Lien Revolving Loan	1,695	1,691
Minotaur Acquisition, Inc.	First Lien Delayed Draw Term Loan	3,401	3,401
Minotaur Acquisition, Inc.	First Lien Revolving Loan	2,041	2,041
MIRRA-PRIMEACCESS HOLDINGS, LLC	First Lien Revolving Loan	685	685
More Cowbell II LLC	First Lien Revolving Loan	-	4,247
More Cowbell II LLC	First Lien Delayed Draw Term Loan	1,891	-
More Cowbell II LLC	First Lien Delayed Draw Term Loan	-	5,444
More Cowbell II LLC	First Lien Revolving Loan	3,692	-
New Mountain Guardian IV Income Rated Feeder II, Ltd.	Unsecured Note	170	350
New Mountain Guardian IV Rated Feeder III, Ltd.	Unsecured Note	473	557
New Mountain Guardian IV Rated Feeder III, Ltd.	Unsecured Note	2,254	2,657
New Mountain Guardian IV Rated Feeder III, Ltd.	Unsecured Note	1,648	1,942
NextGen Healthcare	First Lien Delayed Draw Term Loan	2,370	2,370
NextGen Healthcare	First Lien Revolving Loan	889	889
Omega Systems Intermediate Holdings, INC	First Lien Delayed Draw Term Loan	6,333	-
Omega Systems Intermediate Holdings, INC	First Lien Revolving Loan	1,900	-
oneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	3,123	4,712
oneZero Financial Systems, LLC	First Lien Revolving Loan	3,365	3,365
Orion Advisor Solutions, LLC	Second Lien Delayed Draw Term Loan	4,847	6,524
PAS Parent Inc.	First Lien Delayed Draw Term Loan	6,737	-
PAS Parent Inc.	First Lien Delayed Draw Term Loan	-	1,476
PAS Parent Inc.	First Lien Delayed Draw Term Loan	-	5,625
PAS Parent Inc.	First Lien Revolving Loan	1,000	1,000
Payscape Buyer, Inc.	First Lien Revolving Loan	326	326
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	3,193	3,193
Petra Borrower, LLC	First Lien Revolving Loan	1,965	2,456

($ in thousands)
Portfolio Company	Type of Investment	September 30, 2025 Par	December 31, 2024 Par
Project K Buyerco, INC.	First Lien Revolving Loan	-	7,727
Propio LS, LLC	First Lien Revolving Loan	184	-
RCP NATS PURCHASER, LLC	First Lien Delayed Draw Term Loan	8,209	-
RCP NATS PURCHASER, LLC	First Lien Revolving Loan	5,746	-
Redwood Purchaser, INC	First Lien Delayed Draw Term Loan	10,663	-
Redwood Purchaser, INC	First Lien Revolving Loan	5,022	-
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	7,404	-
Saab Purchaser, Inc	First Lien Delayed Draw Term Loan	6,905	-
Saab Purchaser, Inc	First Lien Revolving Loan	959	-
Simplifi Holdings, Inc.	First Lien Revolving Loan	1,952	2,892
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	1,881	-
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	2,112	-
SPV CA IX, LLC	Equity	20,087	-
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	76	260
Southpaw AP Buyer, LLC	First Lien Revolving Loan	670	868
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	476	-
SpecialtyCare, Inc.	First Lien Revolving Loan	977	446
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	5,075	6,300
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	3,500	3,500
TA/WEG Holdings, LLC	First Lien Delayed Draw Term Loan	-	5,602
TA/WEG Holdings, LLC	First Lien Delayed Draw Term Loan	-	5
TA/WEG Holdings, LLC	First Lien Revolving Loan	1,902	1,995
TA/WEG Holdings, LLC	First Lien Revolving Loan	-	1,135
Tamarack Intermediate, L.L.C.	First Lien Revolving Loan	3,516	3,516
THG Acquisition, LLC	First Lien Delayed Draw Term Loan	4,896	5,847
THG Acquisition, LLC	First Lien Revolving Loan	2,706	2,706
Titan Home Improvement, LLC	First Lien Delayed Draw Term Loan	4,605	4,605
Titan Home Improvement, LLC	First Lien Revolving Loan	3,837	3,837
TRAK Purchaser, Inc	First Lien Revolving Loan	1,531	-
TRINITY PARTNERS HOLDINGS, LLC	First Lien Delayed Draw Term Loan	7,447	6,625
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	5,817	5,817
TST Intermediate Holdings, LLC	First Lien Revolving Loan	641	890
Vital Care Buyer LLC	First Lien Revolving Loan	874	874
Wharf Street Ratings Acquisition LLC	First Lien Delayed Draw Term Loan	7,251	-
Wharf Street Ratings Acquisition LLC	First Lien Revolving Loan	7,487	-
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	9,437	-
World Insurance Associates, LLC	First Lien Revolving Loan	649	-
Worldwide Insurance Network, LLC	First Lien Delayed Draw Term Loan	1,740	12,174
Worldwide Insurance Network, LLC	First Lien Delayed Draw Term Loan	15,000	-
Total Par.		$508,210	$402,618

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded on the consolidated financial statements and reflected as an adjustment to the valuation of the related security on the Consolidated Schedule of Investments as of both September 30, 2025 and December 31, 2024. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

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

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. Effective December 17, 2019, the asset coverage ratio under the 1940 Act Applicable to us decreased to 150% from 200%, so long as we meet certain disclosure requirements. As a result of complying with the requirements set forth in Section 61 of the 1940 Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of September 30, 2025 and December 31, 2024, the Company’s asset coverage ratios were 189% and 194%, respectively. For the nine months ended September 30, 2025, the weighted average borrowing and interest rate on our floating rate credit facilities was $945,687 and 6.6% compared to $915,065 and 8.1% for the nine months ended September 30, 2024.

The following tables show the Company’s outstanding debt as of September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value (2)
Capital Call Facility	$65,000	$1,000	$64,000	$941
Revolving Credit Facility (3)	850,000	780,520	69,480	773,703
Secured Credit Facility	300,000	200,500	99,500	198,181
2029 Notes	200,000	200,000	—	197,983
Senior Notes	300,000	300,000	—	296,671
Total	$1,715,000	$1,482,020	$232,980	$1,467,479

	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value (2)
Capital Call Facility	$65,000	$27,000	$38,000	$26,757
Revolving Credit Facility	850,000	680,000	170,000	671,821
Secured Credit Facility	300,000	200,000	100,000	197,076
2025 Notes	225,000	225,000	—	224,612
2029 Notes	200,000	200,000	—	197,660
Total	$1,640,000	$1,332,000	$308,000	$1,317,926

(1)
The amount available may be subject to limitations related to the borrowing base under the Company's outstanding debt (collectively the "Financing Facilities"), outstanding letters of credit issued and asset coverage requirements.
(2)
As of September 30, 2025 and December 31, 2024, all of the Company’s outstanding debt was categorized as Level 3 within the fair value hierarchy.
(3)
As of September 30, 2025, the Fund recorded $(17) of unrealized translation gain/(loss) on borrowings denominated in foreign currency.

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

As of September 30, 2025 and December 31, 2024, the maximum borrowing capacity of the Company under the Capital Call Facility was $65,000.

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

As of each of September 30, 2025 and December 31, 2024, the carrying amount of the Company’s borrowings under the Capital Call Facility approximated its fair value. As of September 30, 2025, and December 31, 2024, unamortized financing costs of $59 and $243, respectively, are being deferred and amortized over the remaining term of the Capital Call Facility. As of September 30, 2025 and December 31, 2024, the Company had an outstanding balance of $1,000 and $27,000, respectively. As of September 30, 2025 and December 31, 2024, the Capital Call Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $941 and $26,757, respectively.

The following table shows additional information about the interest and financing costs related to the Capital Call Facility for the three and nine months ended September 30, 2025 and 2024:

($ in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Interest expense related to the Capital Call Facility	$326	$742	$1,078	$2,346
Financing expenses related to the Capital Call Facility	62	89	184	266
Total interest and financing expenses related to the Capital Call Facility	$388	$831	$1,262	$2,612

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

As of September 30, 2025, the financing commitment from the lenders under the Revolving Credit Facility was $850,000 and borrowings under the Revolving Credit Facility bore interest at an applicable margin of 2.00% per annum with respect to SOFR loans. As of December 31, 2024, the financing commitment from the lenders under the Revolving Credit Facility was $850,000 and borrowings under the Revolving Credit Facility bore interest at an applicable margin of 2.45% per annum with respect to SOFR loans. In connection with the Revolving Credit Facility, SPV I made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions. The stated Maturity Date of the Revolving Credit Facility is June 27, 2029, unless otherwise terminated.

As of each of September 30, 2025 and December 31, 2024, the carrying amount of the Company’s borrowings under the Revolving Credit Facility approximated its fair value. As of September 30, 2025 and December 31, 2024, unamortized financing costs of $6,817 and $8,179, respectively, are being deferred and amortized over the remaining term of the Revolving Credit Facility. As of September 30, 2025 and December 31, 2024, the Revolving Credit Facility had an outstanding balance of $780,520 and $680,000, respectively. As of September 30, 2025 and December 31, 2024, the Revolving Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $773,703 and $671,821, respectively.

The following table shows additional information about the interest and financing costs related to the Revolving Credit Facility for the three and nine months ended September 30, 2025 and 2024:

($ in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Interest expense related to the Revolving Credit Facility	$11,819	$14,710	$35,217	$41,240
Financing expenses related to the Revolving Credit Facility	459	458	1,362	1,048
Total interest and financing expenses related to the Revolving Credit Facility	$12,278	$15,168	$36,579	$42,288

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

As of September 30, 2025 and December 31, 2024, the Secured Credit Facility is comprised of (i) a $250,000 asset-based revolving loan facility (the “ABL Facility”) and (ii) a $50,000 asset-based revolving loan facility (the “Revolver Facility”), each of which has its own borrowing base. The Secured Credit Facility contains customary covenants, including certain limitations on the activities of SPV II, and customary events of default.

On March 3, 2025, (the “First Amendment Date”), SPV II entered into an amendment to the Secured Credit Facility, which, among other things, reduced the applicable margin on borrowings from 3.10% to 2.00% per annum, extended the reinvestment period to March 3, 2028, and extended the maturity date to March 3, 2030.

As of each of September 30, 2025 and December 31, 2024, the carrying amount of the Company’s borrowings under the Secured Credit Facility approximated its fair value. As of September 30, 2025, and December 31, 2024, unamortized financing costs of $2,319 and $2,924, respectively, are being deferred and amortized over the remaining term of the Secured Credit Facility. As of both September 30, 2025, and December 31, 2024, the Secured Credit Facility had an outstanding balance of $200,500 and $200,000, respectively. As of September 30, 2025 and December 31, 2024, the Secured Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $198,181 and $197,076, respectively.

The following table shows additional information about the interest and financing costs related to the Secured Credit Facility for the three and nine months ended September 30, 2025 and 2024:

($ in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Interest expense related to the Secured Credit Facility	$3,514	$4,518	$11,177	$12,830
Financing expenses related to the Secured Credit Facility	203	157	604	373
Total interest and financing expenses related to the Secured Credit Facility	$3,717	$4,675	$11,781	$13,203

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

As of each of September 30, 2025 and December 31, 2024, the carrying amount of the Company’s borrowings under the 2025 Notes approximated its fair value. As of September 30, 2025 and December 31, 2024, unamortized debt issuance costs of zero and $388, respectively, were being deferred and amortized over the remaining term of the 2025 Notes. As of September 30, 2025 and December 31, 2024, the 2025 Notes had an outstanding balance of zero and $225,000, respectively. The 2025 Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling zero as of September 30, 2025 and $224,612 as of December 31, 2024.

The following table shows additional information about the interest and financing costs related to the 2025 Notes for the three and nine months ended September 30, 2025 and 2024:

($ in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Interest expense related to the 2025 Notes	$—	$3,279	$5,028	$9,838
Financing expenses related to the 2025 Notes	—	266	388	789
Total interest and financing expenses related to the 2025 Notes	$—	$3,545	$5,416	$10,627

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

As of each of September 30, 2025 and December 31, 2024 the carrying amount of the Company’s borrowings under the 2029 Notes approximated its fair value. As of September 30, 2025 and December 31, 2024, unamortized debt issuance costs of $2,017 and $2,340, respectively, are being deferred and amortized over the remaining term of the 2029 Notes. As of both September 30, 2025 and December 31, 2024, the 2029 Notes had an outstanding balance of $200,000. The 2029 Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $197,983 as of September 30, 2025 and $197,660 as of December 31, 2024.

The following table shows additional information about the interest and financing costs related to the 2029 Notes for the three and nine months ended September 30, 2025:

($ in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Interest expense related to the 2029 Notes	$3,350	$261	$10,311	$261
Financing expenses related to the 2029 Notes	150	17	423	17
Total interest and financing expenses related to the 2029 Notes	$3,500	$278	$10,734	$278

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

As of September 30, 2025 the carrying amount of the Company’s borrowings under the Senior Notes approximated its fair value. As of September 30, 2025, unamortized debt issuance costs of $3,329 are being deferred and amortized over the remaining term of the Senior Notes. As of September 30, 2025, the Senior Notes had an outstanding balance of $300,000. The Senior Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $296,671 as of September 30, 2025.

The following table shows additional information about the interest and financing costs related to the Senior Notes for the three and nine months ended September 30, 2025:

($ in thousands)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Interest expense related to the Senior Notes	$4,661	$7,043
Financing expenses related to the Senior Notes	206	308
Total interest and financing expenses related to the Senior Notes	$4,867	$7,351

Note 7. Net Assets

Issuances of Equity Securities

For the three and nine months ended September 30, 2025 and 2024, the Company has completed the following issuances of Common Stock:

($ in thousands, except share information) Common Share Issuance Date	Number of Common Shares Issued	Net Proceeds	Per Share
September 30, 2025 (1)	477,327	9,511	19.92
September 30, 2025	1,756,667	35,000	19.92
June 30, 2025(1)	335,985	6,666	19.84
March 31, 2025(1)	352,159	6,983	19.85
March 31, 2025	88,251	1,750	19.85
September 27, 2024 (1)	647,722	12,833	19.81
September 27, 2024	117,353	2,325	19.81
July 2, 2024	282,309	5,600	19.81
June 28, 2024	6,539,426	129,521	19.81
June 28, 2024 (1)	634,347	12,564	19.81
April 2, 2024	12,684	250	19.71
March 28, 2024	3,402,804	66,893	19.66
March 26, 2024(1)	461,503	9,072	19.66

(1)	Shares were issued to Stockholders participating in the Company’s DRIP.

The issuances of Common Stock were made at a price at least equal to the then-current net asset value, with such calculation carried out consistent with the Company’s Valuation Policy.

Except with respect to shares of Common Stock issued under the DRIP, sales of Common Stock were made pursuant to subscription agreements entered into by the Company and its investors. Each of the sales of Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten business days’ prior notice to the funding date. As of September 30, 2025, the Company has received capital commitments totaling $1,514.7 million, of which, $301.6 million remains unfunded. As of December 31, 2024, the Company had received capital commitments totaling $1,512.9 million, of which, $336.6 million remained unfunded.

Distributions

For the three and nine months ended September 30, 2025 and 2024, the Company declared the following distributions.

($ in thousands, except per share amounts)
Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
September 26, 2025	September 30, 2025	$0.475	$30,320
June 27, 2025	June 30, 2025	$0.470	$29,842
March 27, 2025	March 31, 2025	$0.490	$30,896
September 26, 2024	September 27, 2024	$0.650	$40,067
June 26, 2024	June 28, 2024	$0.650	$35,220
March 25, 2024	March 26, 2024	$0.650	$32,700

Note 8. Investments

The following table presents the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2025 and December 31, 2024.

($ in thousands)	September 30, 2025			December 31, 2024
Investments:	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value
First Lien Loans	$2,349,017	$2,348,072	87.4%	$2,207,578	$2,209,392	88.2%
Second Lien Loans	151,219	145,343	5.4	157,690	151,362	6.0
Unsecured Notes	127,937	130,564	4.9	90,353	91,375	3.7
Preferred Equity	36,648	38,274	1.4	34,833	36,226	1.5
Common Equity and Warrants	17,133	23,135	0.9	12,353	15,887	0.6
Total Investments	$2,681,954	$2,685,388	100.0%	$2,502,807	$2,504,242	100.0%

The geographic composition of investments based on fair value as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
U.S	98.5%	98.9%
Non-U.S.	1.5	1.1
Total	100.0%	100.0%

The industry composition of investments based on fair value as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
Capital Markets	4.9%	5.0%
Consumer Finance	2.3	1.5
Diversified Consumer Services	—	0.7
Entertainment	0.1	0.0
Financial Services	9.3	9.5
Health Care Providers & Services	18.4	16.8
Health Care Technology	2.3	3.1
Insurance	19.3	21.9
IT Services	6.7	7.8
Professional Services	14.9	16.5
Real Estate Management & Development	5.6	4.6
Software	16.2	12.6
Total	100.0%	100.0%

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

The following table presents the fair value hierarchy as of September 30, 2025.

		September 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$55,914	$2,292,158	$2,348,072
Second Lien Loans	—	67,403	77,940	145,343
Unsecured Notes	—	16,878	113,686	130,564
Preferred Equity	—	—	38,274	38,274
Common Equity & Warrants	—	—	11,968	11,968
Subtotal	$—	$140,195	$2,534,026	$2,674,221
Investments Measured at NAV	$—	$—	$—	$11,167
Total	$—	$140,195	$2,534,026	$2,685,388

The following table presents the fair value hierarchy as of December 31, 2024.

	December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$33,634	$2,175,758	$2,209,392
Second Lien Loans	—	71,766	79,596	151,362
Unsecured Notes	—	3,435	87,940	91,375
Preferred Equity	—	—	36,226	36,226
Common Equity & Warrants	—	—	11,696	11,696
Subtotal	$—	$108,835	$2,391,216	$2,500,051
Investments Measured at NAV	$—	$—	$—	$4,191
Total	$—	$108,835	$2,391,216	$2,504,242

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
($ in thousands)	First Lien Loans	Second Lien Loans	Unsecured Note	Preferred Equity	Common Equity & Warrants	Total Investments
Fair value, beginning of period	$2,283,936	$82,078	$103,970	$38,584	$11,932	$2,520,500
Purchases of investments, net	255,705	2,039	22,419	5,806	-	285,969
Proceeds from sales and principal payments, net	(248,525)	(6,067)	(13,915)	(6,410)	-	(274,917)
Realized gain (loss) on investments	1,991	25	531	117	-	2,664
Net change in unrealized appreciation/(depreciation)	(2,738)	(143)	643	159	36	(2,043)
Net accretion of discount and amortization of investments	1,789	8	38	18	-	1,853
Ending balance	$2,292,158	$77,940	$113,686	$38,274	$11,968	$2,534,026

	Three Months Ended September 30, 2024
($ in thousands)	First Lien Loans	Second Lien Loans	Unsecured Note	Preferred Equity	Common Equity & Warrants	Total Investments
Fair value, beginning of period	$1,961,280	$186,594	$38,657	$33,685	$10,675	$2,230,891
Purchases of investments, net	260,979	5,471	2,122	874	3,750	273,196
Proceeds from sales and principal payments, net	(148,980)	(5,308)	—	—	—	(154,288)
Realized gain (loss) on investments	837	33	—	—	—	870
Net change in unrealized appreciation/(depreciation)	2,114	(995)	508	348	483	2,458
Net accretion of discount and amortization of investments	1,632	44	37	17	—	1,730
Transfers in (out) of Level 3	—	(19,900)	—	—	—	(19,900)
Ending balance	$2,077,862	$165,939	$41,324	$34,924	$14,908	$2,334,957

	Nine Months Ended September 30, 2025
($ in thousands)	First Lien Loans	Second Lien Loans	Unsecured Note	Preferred Equity	Common Equity & Warrants	Total Investments
Fair value, beginning of period	$2,175,756	$79,596	$87,941	$36,227	$11,696	$2,391,216
Purchases of investments, net	595,117	3,998	38,162	8,044	14	645,335
Proceeds from sales and principal payments, net	(488,317)	(6,072)	(13,915)	(6,410)	-	(514,714)
Realized gain (loss) on investments	4,538	25	532	117	-	5,212
Net change in unrealized appreciation/(depreciation)	(1,867)	323	813	234	258	(239)
Net accretion of discount and amortization of investments	6,931	70	153	62	-	7,216
Ending balance	$2,292,158	$77,940	$113,686	$38,274	$11,968	$2,534,026

	Nine Months Ended September 30, 2024
($ in thousands)	First Lien Loans	Second Lien Loans	Unsecured Note	Preferred Equity	Common Equity & Warrants	Total Investments
Fair value, beginning of period	$1,723,677	$151,404	$48,333	$27,540	$10,593	$1,961,547
Purchases of investments, net	745,586	103,801	12,308	6,378	3,750	871,823
Proceeds from sales and principal payments, net	(407,119)	(59,109)	(19,691)	-	-	(485,919)
Realized gain (loss) on investments	5,097	(779)	-	-	-	4,318
Net change in unrealized appreciation/(depreciation)	5,249	2,179	240	949	565	9,182
Net accretion of discount and amortization of investments	5,372	206	134	57	-	5,769
Transfers in (out) of Level 3	-	(31,763)	-	-	-	(31,763)
Ending balance	$2,077,862	$165,939	$41,324	$34,924	$14,908	$2,334,957

During the three and nine months ended September 30, 2025, there were no transfers into or out of Level 2 or Level 3. During the three months ended September 30 2024, there was one transfer into Level 3 from Level 2 because of a decrease in observable inputs and one transfer into Level 2 from Level 3 because of an increase in observable inputs. During the nine months ended September 30, 2024, there was one transfer into Level 3 from Level 2 because of a decrease in observable inputs and two transfers into Level 2 from Level 3 because of an increase in observable inputs.

The following table presents the net change in unrealized appreciation (depreciation) for the Level 3 investments held by the Company at the three and nine months ended September 30, 2025 and 2024.

($ in thousands) Net Change in Unrealized Appreciation (Depreciation)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
First Lien Loans	$(2,738)	$2,114	$(1,867)	$5,249
Second Lien Loans	(143)	(995)	323	2,179
Unsecured Notes	643	508	813	240
Preferred Equity	159	348	234	949
Common Equity & Warrants	36	483	258	565
Total	$(2,043)	$2,458	$(239)	$9,182

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2025. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Adviser’s determination of fair value.

($ in thousands)	September 30, 2025
Investments	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
First Lien Loans	$1,929,638	Discounted Cash Flow	Discount Rate	7.9% - 14.9% (9.3%)
First Lien Loans	21,955	Recovery Analysis	Recovery Rate	5.8x
First Lien Loans	340,565	Market Transaction	Market Transaction	98.5% - 100.0% (99.1%)
Second Lien Loan	62,446	Discounted Cash Flow	Discount Rate	8.4% - 20.7% (13.0%)
Second Lien Loan	15,494	Market Transaction	Market Transaction	99.5% - 100.0% (100.0%)
Unsecured Notes	93,603	Discounted Cash Flow	Discount Rate	6.5% - 15.5% (11.6%)
Unsecured Notes	938	Market Transaction	Market Transaction	$184.5
Unsecured Notes	19,145	Market Transaction	Market Transaction	98.5% - 100.0% (98.6%)
Preferred Equity	29,935	Discounted Cash Flow	Discount Rate	13.1% - 15.0% (14.3%)
Preferred Equity	3,389	Enterprise Value Analysis	EBITDA Multiple	19.5x
Preferred Equity	4,950	Market Transaction	Market Transaction	99.0%
Common Equity & Warrants	11,968	Enterprise Value Analysis	EBITDA Multiple	7.25x – 21.5x (17.0x)
Total	$2,534,026

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

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. The methodology for the weighted average number of shares outstanding during the period utilizes the weighted average number of shares from the beginning of the period through the end of the period. Other potentially dilutive shares of Common Stock, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. For the three and nine months ended September 30, 2025 and 2024, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of Common Stock for the three and nine months ended September 30, 2025 and 2024:

($ in thousands, except share and per share information)	Three Months Ended September 30, 2025 (Unaudited)	Three Months Ended September 30, 2024 (Unaudited)	Nine Months Ended September 30, 2025 (Unaudited)	Nine Months Ended September 30, 2024 (Unaudited)
Net increase (decrease) in net assets resulting from operations	$32,029	$39,664	$95,182	$117,149
Weighted average shares of common stock outstanding - basic and diluted	63,854,680	61,668,083	63,471,945	55,530,414
Basic and diluted net increase (decrease) in net assets resulting from operations per share of common stock	$0.50	$0.64	$1.50	$2.11

Note 11. Financial Highlights

The following per share of Common Stock data has been derived from information provided on the consolidated financial statements. The following is a schedule of financial highlights for the nine months ended September 30, 2025 and 2024:

($ in thousands, except share and per share information)	Nine Months Ended September 30, 2025 (Unaudited)	Nine Months Ended September 30, 2024 (Unaudited)
Per share of Common Stock operating performance:
Net asset value, beginning of period	$19.85	$19.71
Results of operations:
Net investment income [1]	1.43	1.94
Net realized gains (losses) and unrealized appreciation (depreciation) [2]	0.07	0.16
Net increase (decrease) in net assets resulting from operations	1.50	2.10

Distributions to Common Stockholders
Distributions from earnings	(1.44)	(1.95)
Net decrease in net assets resulting from distributions	(1.44)	(1.95)
Net asset value, end of period	$19.91	$19.86

Shares outstanding, end of period	66,064,391	62,406,323
Ratio/Supplemental Data
Net assets, end of period	$1,315,531	$1,239,643
Weighted average shares outstanding	63,471,945	55,530,414
Total return [3]	7.72%	11.04%
Portfolio turnover	25.21%	21.34%
Ratio of operating expenses to average net assets [4]	12.77%	11.47%
Ratio of net investment income (loss) to average net assets [4]	9.54%	12.71%

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
4
The ratios reflect an annualized amount. Non-recurring expenses were not annualized. During the nine months ended September 30, 2025 and 2024, the Company incurred $35 and $44 of Offering Expenses, respectively, which were deemed to be non-recurring.

Note 12. Subsequent Events

Management has evaluated subsequent events and transactions for potential recognition and/or disclosure through the date the consolidated financial statements were issued. Except as set forth below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized on the consolidated financial statements as of and for the three and nine months ended September 30, 2025.

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

As of September 30, 2025, we have called equity capital in the amount of $1,213.1 million. See “Subscriptions and Drawdowns” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates calling additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.

Investment Objective and Strategy

Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. We seek to invest primarily in senior secured or unsecured loans and, to a lesser extent, subordinated loans, mezzanine loans, and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. We may invest without limit in originated or syndicated debt. Under normal market conditions, we generally invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds, and other credit instruments that are issued in private offerings or issued by private companies) (the “80% Policy”). If we change the 80% Policy, we will provide stockholders at least 60 days' notice of such change.

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

Leverage

The amount of leverage that we employ will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. Effective November 20, 2020, the asset coverage ratio under the 1940 Act applicable to us decreased to 150% from 200%, so long as we meet certain disclosure requirements. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage. As a result of complying with the requirements set forth in Section 61 of the 1940 Act, we are able to borrow amounts such that our asset coverage ratio is at least 150%, rather than 200%. As of September 30, 2025 and December 31, 2024, our asset coverage ratio was 189% and 194%, respectively.

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets or capital commitments as collateral to financing facilities.

Financial and Operating Highlights

($ in thousands, except per share amounts)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Total investment income	$73,652	$212,606
Total expenses	41,463	121,665
Net investment income (loss)	32,189	90,941
Total net realized gains (losses)	917	2,259
Total net change in unrealized appreciation (depreciation)	(1,077)	1,982
Net increase (decrease) in net assets resulting from operations	$32,029	$95,182
Per share information - basic and diluted:
Net investment income (loss)	$0.50	$1.43
Net increase (decrease) in net assets resulting from operations	$0.50	$1.50
Distributions declared per share	$0.48	$1.44

($ in thousands, except per share amounts) Consolidated balance sheet data	As of September 30, 2025	As of December 31, 2024
Cash and cash equivalents	$141,162	$51,760
Investments at fair value	2,685,388	2,504,242
Total assets	2,850,748	2,597,264
Total debt (net of unamortized debt issuance costs)	1,467,479	1,317,926
Total liabilities	1,535,217	1,345,767
Total net assets	1,315,531	1,251,497
Net asset value per share	$19.91	$19.85
Other data:
Number of portfolio companies	123	100
Distributions declared per share	1.44	2.55
Total return based on net asset value[1]	7.72%	14.34%

1
Total return is based upon the change in net asset value per share between the opening and ending net asset values per share, assuming reinvestment of any distributions during the period. Total return is not annualized and does not include a sales load.

Portfolio and Investment Activity

Our investment activity for the three months ended September 30, 2025 is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	Three Months Ended September 30, 2025
New investment commitments:
Total new investment commitments	$441,240
Principal amount of investments funded:
First lien loans	$278,979
Second lien loans	99,732
Unsecured notes	35,274
Total principal amount of investments funded	$413,985
Principal amount of investments sold or repaid:
First lien loans	(264,529)
Second lien loans	(103,929)
Unsecured notes	(21,472)
Total principal amount of investments sold or repaid	$(389,930)
Number of new investment commitments	24
Average new investment commitment	$18,385
Percentage of new investment commitments at floating rates	92.6%
Percentage of new investment commitments at fixed rates	7.4%
Weighted average yield to maturity on purchased or funded investments during the period (1)	9.6%
Weighted average yield to maturity on investments sold or repaid during the period	10.4%

1
Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

As of September 30, 2025, we had 313 debt investments in 123 portfolio companies with an aggregate fair value of $2,685.4 million. As of December 31, 2024, we had 254 debt investments in 100 portfolio companies with an aggregate value of $2,504.2 million.

As of September 30, 2025 and December 31, 2024, our investments consisted of the following:

($ in thousands)	September 30, 2025			December 31, 2024
Investments:	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value
First Lien Loans	$2,349,017	$2,348,072	87.4%	$2,207,578	$2,209,392	88.2%
Second Lien Loans	151,219	145,343	5.4	157,690	151,362	6.0
Unsecured Notes	127,937	130,564	4.9	90,353	91,375	3.7
Preferred Equity	36,648	38,274	1.4	34,833	36,226	1.5
Common Equity and Warrants	17,133	23,135	0.9	12,353	15,887	0.6
Total Investments	$2,681,954	$2,685,388	100.0%	$2,502,807	$2,504,242	100.0%

The geographic composition of investments based on fair value as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
U.S	98.5%	98.9%
Non-U.S.	1.5	1.1
Total	100.0%	100.0%

The industry composition of investments based on fair value as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
Capital Markets	4.9%	5.0%
Consumer Finance	2.3	1.5
Diversified Consumer Services	—	0.7
Entertainment	0.1	0.0
Financial Services	9.3	9.5
Health Care Providers & Services	18.4	16.8
Health Care Technology	2.3	3.1
Insurance	19.3	21.9
IT Services	6.7	7.8
Professional Services	14.9	16.5
Real Estate Management & Development	5.6	4.6
Software	16.2	12.6
Total	100.0%	100.0%

The following table presents certain selected information regarding our investment portfolio as of September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025	December 31, 2024
Investments:
Number of portfolio companies	123	100
Median EBITDA	$133.0 million	$110.7 million
Percentage of performing debt bearing a floating rate	95.8%	96.2%
Percentage of performing debt bearing a fixed rate	4.2%	3.8%
Weighted average yield to maturity on investments[1]	10.1%	10.6%

1
Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

The following table presents the maturity schedule of our debt investments based on fair value as of September 30, 2025 and December 31, 2024:

($ in thousands)	September 30, 2025		December 31, 2024
Maturity Year	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
2025	$(44)	-%	$(84)	-%
2026	44,309	1.7	66,463	2.7
2027	124,875	4.8	273,196	11.1
2028	636,135	24.3	670,886	27.4
2029	412,075	15.7	527,977	21.5
2030	463,065	17.6	468,942	19.1
2031	540,730	20.6	362,966	14.8
2032	304,729	11.6	30,113	1.2
2033	24,995	1.0	13,974	0.6
2034	16,646	0.6	14,939	0.6
2035	3,417	0.1	—	—
2036	11,456	0.4	11,355	0.5
2037	41,591	1.6	11,402	0.5
	$2,623,979	100.0%	$2,452,129	100.0%

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

The following table shows the composition of our portfolio investments on the Adviser’s internal performance rating scale:

($ in thousands)	September 30, 2025		December 31, 2024
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$465,158	17.3%	$439,290	17.5%
2	2,028,605	75.5	1,949,232	77.9
3	168,066	6.3	93,237	3.7
4	23,559	0.9	22,483	0.9
5	—	—	—	—
	$2,685,388	100.00%	$2,504,242	100.0%

The following table presents the amortized cost of our performing and non-accrual investments as of September 30, 2025 and December 31, 2024:

($ in thousands)	September 30, 2025		December 31, 2024
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,681,954	100.0%	$2,502,807	100.0%
Non-accrual	—	—	—	—
Total	$2,681,954	100.0%	$2,502,807	100.0%

The following table presents the fair value of our performing and non-accrual investments as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
($ in thousands)	Fair Value	Percentage	Fair Value	Percentage
Performing	$2,685,388	100.0%	$2,504,242	100.0%
Non-accrual	—	—	—	—
Total	$2,685,388	100.0%	$2,504,242	100.0%

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

Results of Operations

The following table presents the operating results for the three and nine months ended September 30, 2025:

($ in thousands)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Total investment income	$73,652	$212,606
Less: total expenses	41,463	121,665
Net investment income (loss)	32,189	90,941
Total net realized gains (losses)	917	2,259
Total net change in unrealized appreciation (depreciation)	(1,077)	1,982
Net increase (decrease) in net assets resulting from operations	$32,029	$95,182

Investment Income

Total investment income was $73.7 million and $212.6 million for the three and nine months ended September 30, 2025, respectively. Total investment income consisted of interest income from investments, dividend income from investments, interest from cash and cash equivalents and fee income.

($ in thousands)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Interest income from investments	$71,767	$208,154
Dividend income from investments	1,494	3,892
Interest from cash and cash equivalents	1	2
Fee income	390	558
Total investment income	$73,652	$212,606

For the three months ended September 30, 2025 and 2024, total investment income increased to $73.7 million from $69.6 million primarily due to an increase in the size of our debt portfolio. For the nine months ended September 30, 2025 and 2024, total investment income increased to $212.6 million from $204.6 million primarily due to an increase in the size of our debt portfolio, which at par, increased to $2,666.9 million from $2,533.0 million. As of September 30, 2025, the weighted average yield on our portfolio decreased to 10.1% from 11.2% as of September 30, 2024.

Expenses

Operating expenses for the three and nine months ended September 30, 2025 were as follows:

($ in thousands)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Base management fees	$8,844	$25,842
Incentive fees	5,683	16,051
Interest and credit facility fees	24,750	73,123
Offering costs	12	35
Professional fees	2,063	6,283
Directors fees	92	276
Insurance expenses	19	55
Total expenses	$41,463	$121,665

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

For the three and nine months ended September 30, 2025, the Company incurred $0.3 million and $0.7 million of administrative overhead expenses, respectively. For the three and nine months ended September 30, 2024, the Company incurred $0.3 million and $0.8 million of administrative overhead expenses, respectively.

For the three months ended September 30, 2025 and 2024, total expenses increased to $41.5 million from $34.8 million primarily due to the incentive fee and an increase in the management fee. For the nine months ended September 30, 2025 and 2024, total expenses increased to $121.7 million from $97.0 million primarily due to incentive fees and an increase in interest and credit facility fees as a result of the 2029 Notes and Senior Notes. For the three months ended September 30, 2025, the Company incurred $5.7 million of incentive fees compared to zero for the three months ended September 30, 2024. For the nine months ended September 30, 2025, the Company incurred $16.1 million of incentive fees compared to zero for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, the weighted average borrowing and interest rate on our floating rate credit facilities was $945.7 million and 6.6% compared to $951.1 million and 8.1% for the nine months ended September 30, 2024. For the three and nine months ended September 30, 2025, management fees increased due to an overall increase in total assets compared to the three and nine months ended September 30, 2024.

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

Net Realized Gains (Losses) and Unrealized Appreciation (Depreciation)

The following table summarizes our net realized gains (losses) and unrealized appreciation (depreciation) for the three and nine months ended September 30, 2025:

($ in thousands)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Net realized gains (losses) and unrealized appreciation (depreciation)
Total net realized gains (losses)	$917	$2,259
Total net change in unrealized appreciation (depreciation) on investments	(1,060)	1,999
Total net change in unrealized appreciation (depreciation) on translation of assets in foreign currencies	(17)	(17)

Net realized gains (losses) and unrealized appreciation (depreciation)	$(160)	$4,241

The Adviser determines the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation.

During the three months ended September 30, 2025 we had net change in unrealized (depreciation)/appreciation on our investment portfolio of $(1.1) million, driven primarily by an decrease in the fair value of our debt investments compared to June 30, 2025. During the nine months ended September 30, 2025, we had net change in unrealized appreciation (depreciation) on our investment portfolio of $2.0 million , driven primarily by an increase in the fair value of our debt investments compared to December 31, 2024.

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

Equity

For the nine months ended September 30, 2025 and 2024, we completed the following issuances of Common Stock:

($ in thousands) Common Share Issuance Date	Number of Common Shares Issued	Net Proceeds
September 30, 2025 (1)	477,327	9,511
September 30, 2025	1,756,667	35,000
June 30, 2025	335,985	6,666
March 31, 2025(1)	352,159	6,983
March 31, 2025	88,251	1,750
September 27, 2024 (1)	647,722	12,833
September 27, 2024	117,353	2,325
July 2, 2024	282,309	5,600
June 28, 2024	6,539,426	129,521
June 28, 2024 (1)	634,347	12,564
April 2, 2024	12,684	250
March 28, 2024	3,402,804	66,893
March 26, 2024(1)	461,503	9,072
(1)
Shares were issued to Stockholders participating in our DRIP.

The issuances of Common Stock were made at a price at least equal to the current net asset value, with such calculation to be carried out consistent with our Valuation Policy. We had 66,064,391 shares outstanding as of September 30, 2025 and 63,054,004 shares outstanding as of December 31, 2024. Except with respect to shares of Common Stock issued under the DRIP, sales of Common Stock were made pursuant to subscription agreements entered into by us and our investors. Each of the sales of Common Stock is exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten business days’ prior notice to the funding date. As of September 30, 2025, we had received capital commitments totaling $1,514.7 million, of which $301.6 million remains unfunded. As of December 31, 2024, we had received capital commitments totaling $1,512.9 million, of which, $336.6 million remained unfunded.

Debt

Financing Facilities

The following tables show our outstanding debt, collectively referred to as the "Financing Facilities," as of September 30, 2025 and December 31, 2024:

	September 30, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value (2)
Capital Call Facility	$65,000	$1,000	$64,000	$941
Revolving Credit Facility (3)	850,000	780,520	69,480	773,703
Secured Credit Facility	300,000	200,500	99,500	198,181
2029 Notes	200,000	200,000	—	197,983
Senior Notes	300,000	300,000	—	296,671
Total	$1,715,000	$1,482,020	$232,980	$1,467,479

	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value (2)
Capital Call Facility	$65,000	$27,000	$38,000	$26,757
Revolving Credit Facility	850,000	680,000	170,000	671,821
Secured Credit Facility	300,000	200,000	100,000	197,076
2025 Notes	225,000	225,000	—	224,612
2029 Notes	200,000	200,000	—	197,660
Total	$1,640,000	$1,332,000	$308,000	$1,317,926

(1)
The amount available may be subject to limitations related to the borrowing base under the Financing Facilities, outstanding letters of credit issued and asset coverage requirements.
(2)
As of September 30, 2025 and December 31, 2024, all of our outstanding debt was categorized as Level 3 within the fair value hierarchy.
(3)
As of September 30, 2025, the Fund recorded $(17.0) thousand of unrealized translation gain/(loss) on borrowings denominated in foreign currency.

Capital Call Facility - On December 29, 2020, we entered into the Capital Call Facility (as defined in "Consolidated unaudited financial statements as of and for the three months ended September 30, 2025 and 2024 - Notes to the Consolidated Financial Statements (unaudited) - Note 6. Borrowings"), which as of September 30, 2025, allowed the Company to borrow up to $65.0 million. At our option, the Capital Call Facility will accrue interest at a rate per annum based on (i) daily simple SOFR plus an applicable margin of 2.35% or (ii) the greatest of (1) the prime rate or (2) the federal funds effective rate plus 0.5% plus an applicable margin of 1.35%. As of September 30, 2025, and December 31, 2024, unamortized financing costs of $59 and $243, respectively, are being deferred and amortized over the remaining term of the Capital Call Facility. As of September 30, 2025 and December 31, 2024, we had an outstanding balance of $1,000 and $27,000, respectively. As of September 30, 2025, the Capital Call Facility is presented on the Consolidated Statements of Assets and Liabilities totaling $941 and $26,757 as of December 31, 2024.

Revolving Credit Facility - On June 28, 2021, SPV I entered into the Revolving Credit Facility (as defined in "Consolidated unaudited financial statements as of and for the three months ended September 30, 2025 and 2024 - Notes to the Consolidated Financial Statements (unaudited) - Note 6. Borrowings"), which as of September 30, 2025, allowed SPV I to borrow up to $850 million. As of September 30, 2025, advances under the Revolving Credit Facility bear interest at a per annum rate equal to: (a) for advances denominated in USD, Term SOFR, (b) for advances denominated in CAD, three-month term rate based on CORRA, (c) for advances denominated in GBP, the daily simple Sterling Overnight Index Average for each day, (d) for advances denominated in AUD, the three-month average bid reference rate administered by the Australian Financial Markets Association for Australian dollar bills, and (e) for advances denominated in Euros, the three-month Euro interbank offered rate, in each case, in effect, plus the applicable margin of 2.00% per annum (or, for advances denominated in GBP, 2.1193% per annum). SPV I has paid and will pay, as applicable, commitment fees set forth in the Revolving Credit Facility, on the average daily unused amount of the financing commitments, which as of September 30, 2025 is 0.60% per annum. As of September 30, 2025 and December 31, 2024, unamortized financing costs of $6,817 and $8,179, respectively, are being deferred and amortized over the remaining term of the Revolving Credit Facility. As of September 30, 2025 and December 31, 2024, the Revolving Credit Facility had an outstanding balance of $780,520 and $680,000, respectively. The Revolving Credit Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $773,703 as of September 30, 2025 and $671,821 as of December 31, 2024.

Secured Credit Facility - On August 14, 2023, SPV II entered into the Secured Credit Facility (as defined in "Consolidated unaudited financial statements as of and for the three months ended September 30, 2025 and 2024 - Notes to the Consolidated Financial Statements (unaudited) - Note 6. Borrowings"), which, as of September 30, 2025, allowed SPV II to borrow up to $250.0 million under an asset-based revolving loan facility and up to $50 million under an asset-based revolving loan facility, each of which has its own borrowing base. The Secured Credit Facility will mature on August 14, 2028, unless terminated earlier as provided. SPV II may draw and redraw loans under the Secured Credit Facility during a commitment period ending on August 14, 2026, unless the commitments are terminated earlier. Loans drawn under the Secured Credit Facility will bear interest at Term SOFR plus 2.00% per annum and, in the case of loans drawn in euros or British pound sterling, an additional currency benchmark adjustment will apply. As of September 30, 2025, and December 31, 2024, unamortized financing costs of $2,319 and $2,924, respectively, are being deferred and amortized over the remaining term of the Secured Credit Facility. As of September 30, 2025, and December 31, 2024, the Secured Credit Facility had an outstanding balance of $200,500 and $200,000, respectively. The Secured Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $198,181 as of September 30, 2025 and $197,076 as of December 31, 2024.

2025 Notes - On May 19, 2022, we entered into the NPA (as defined in "Consolidated unaudited financial statements as of and for the three months ended September 30, 2025 and 2024 - Notes to the Consolidated Financial Statements (unaudited) - Note 6. Borrowings") governing the issuance of $225.0 million in aggregate principal amount of senior unsecured notes due May 19, 2025 (the “2025 Notes”). On May 19, 2025, the 2025 Notes matured and were repaid in full . As of September 30, 2025 and December 31, 2024, the 2025 Notes had an outstanding balance of zero and $225,000. The 2025 Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling zero as of September 30, 2025 and $224,612 as of December 31, 2024.

2029 Notes - On September 17, 2024, we entered into the September 2024 NBA (as defined in "Consolidated unaudited financial statements as of and for the three months ended September 30, 2025 and 2024 - Notes to the Consolidated Financial Statements (unaudited) - Note 6. Borrowings") governing the issuance of $200.0 million in aggregate principal amount of senior unsecured notes due September 15, 2029 (the “2029 Notes”). The 2029 Notes have a fixed interest rate of 6.70% per year, subject to a step up of (1) 1.00% per year, to the extent and for so long as the 2029 Notes fail to satisfy certain investment grade rating conditions and/or (2) 1.50% per year, to the extent and for so long as either our ratio of secured debt to total assets exceeds specified thresholds, measured as of each fiscal quarter-end, or we fail to deliver the required quarterly or annual financial statements and related certificates when due. The 2029 Notes will mature on September 15, 2029, unless redeemed, purchased or repaid prior to such date by us in accordance with the terms of the 2029 Notes. In addition, we are obligated to offer to repay the 2029 Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the 2029 Notes, we may redeem the 2029 Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if redeemed on or before June 16, 2029, a make-whole premium. As of September 30, 2025 and December 31, 2024, unamortized debt issuance costs of $2,017 and $2,340, respectively, are being deferred and amortized over the remaining term of the 2029 Notes. As of both September 30, 2025 and December 31, 2024, the 2029 Notes had an outstanding balance of $200.0 million. The 2029 Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $197,983 as of September 30, 2025 and $197,660 as of December 31, 2024.

Senior Notes - On March 21, 2025, the Company entered into the March 2025 NPA (as defined in "Consolidated unaudited financial statements as of and for the three months ended September 30, 2025 and 2024 - Notes to the Consolidated Financial Statements (unaudited) - Note 6. Borrowings") governing the issuance of (i) $60.0 million in aggregate principal amount of senior unsecured notes due May 15, 2028 (the “2028 Notes”) and (ii) $240 million in aggregate principal amount of senior unsecured notes due May 15, 2030 (the “2030 Notes” and together with the 2028 Notes, the “Senior Notes”). The 2028 Notes have a fixed interest rate of 6.03% per year and the 2030 Notes have a fixed interest rate of 6.26% per year. The Senior Notes are subject to a step up of (1) 1.00% per year, to the extent and for so long as the Senior Notes fail to satisfy certain investment grade rating conditions and/or (2) (a) if the Senior Notes do not satisfy certain investment grade rating conditions, an additional 1.50% per year, to the extent and for so long as either the ratio of our secured debt to total assets exceeds specified thresholds, measured as of each fiscal quarter-end, or we fail to deliver the required quarterly or annual financial statements and related certificates when due or (b) if the Senior Notes satisfy certain investment grade conditions, an additional 1.00% per year, to the extent and for so long as either the ratio of our secured debt to total assets exceeds specified thresholds, measured as of each fiscal quarter-end, or we fail to deliver the required quarterly or annual financial statements and related certificates when due. The 2028 Notes will mature on May 15, 2028 and the 2030 Notes will mature on May 15, 2030, in each case, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the March 2025 NPA. As of September 30, 2025 the carrying amount of the Company’s borrowings under the Senior Notes approximated its fair value. As of September 30, 2025, unamortized debt issuance costs of $3,329 are being deferred and amortized over the remaining term of the Senior Notes. As of September 30, 2025, the Senior Notes had an outstanding balance of $300,000. The Senior Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $296,671 as of September 30, 2025.

Liquidity

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of September 30, 2025 and December 31, 2024:

	As of
($ in thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$141,162	$51,760
Unused borrowing capacity (1)	167,980	243,000
Unfunded portfolio company commitments	(508,210)	(402,618)
Undrawn capital commitments	301,596	336,596
Total operational liquidity	$102,528	$228,738

(1)
Unused borrowing capacity has been adjusted to remove the maximum borrowing capacity under the Capital Call Facility given the Capital Call Facility would need to be repaid in full if we were to draw the remaining capital commitments.

Distributions

For the three and nine months ended September 30, 2025 and 2024, we declared the following distributions:

($ in thousands, except per share amounts)
Record Date	Payment Date	Distribution Rate per Share	Annualized Distribution Yield (1)	Distribution Paid
September 26, 2025	September 30, 2025	$0.475	9.5%	$30,320
June 27, 2025	June 30, 2025	$0.470	9.5%	$29,842
March 27, 2025	March 31, 2025	$0.490	10.0%	$30,896
September 26, 2024	September 27, 2024	$0.650	13.0%	$40,067
June 26, 2024	June 28, 2024	$0.650	13.1%	$35,220
March 25, 2024	March 26, 2024	$0.650	13.2%	$32,700

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

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of September 30, 2025 and December 31, 2024, the Company had unfunded portfolio company commitments under loan and financing agreements in the amount of $508,210 and $402,618, respectively. We expect to maintain sufficient liquidity in the form of cash, financing capacity and undrawn capital commitments from our investors to cover any outstanding unfunded portfolio company commitments we may be required to fund.

Contractual Obligations

Our payment obligations for repayment of debt, which total our contractual obligations on September 30, 2025, include the following:

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Capital Call Facility	$65,000	$65,000	$—	$—	$—
Revolving Credit Facility	850,000	—	—	850,000	—
Secured Credit Facility	300,000	—	—	300,000	—
2029 Notes	200,000	—	—	200,000	—
Senior Notes	300,000	—	60,000	240,000	—
Total Contractual Obligations	$1,715,000	$65,000	$60,000	$1,590,000	$—

Hedging

In connection with certain portfolio investments, we may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while the Company can benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors could result in a poorer overall performance for the Company than if it had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions for either of the three months ended September 30, 2025 and September 30, 2024.

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

As of September 30, 2025, 95.8% of the Company's debt investments based on fair value were at floating rates. The Company's credit facilities, including the Capital Call Facility, Revolving Credit Facility and Secured Credit Facility, also bear interest at floating rates.

Based on the Company's Consolidated Statement of Assets and Liabilities as of September 30, 2025, the following table shows the approximate annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors and assuming no changes in our investment portfolio and borrowing structure):

	Change in
Basis point change	Interest Income (1)	Interest Expense	Net Investment Income (Loss)
300	$76,356	$(29,461)	$46,895
200	50,904	(19,640)	31,264
100	25,452	(9,820)	15,632
100	(25,452)	9,820	(15,632)
200	(50,904)	19,640	(31,264)
300	(76,356)	29,461	(46,895)

(1)
Assumes no defaults or prepayments by portfolio companies over the next twelve months.

The Company may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts, subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may mitigate the Company's exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit its ability to participate in the benefits of changes in interest rates with respect to its portfolio investments. The Company did not engage in interest rate hedging activities during the three months ended September 30, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025 (the end of the period covered by this report), our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) of the Exchange Act). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 24, 2025, and our Quarterly Report on Form 10-Q, as filed August 13, 2025, except as provided below.

Risks Associated with Bankruptcy Cases

Leveraged companies may experience bankruptcy or similar financial distress. We may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings. If one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company or our representative or the Adviser sat on the board of directors of such portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. For example, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render significant managerial assistance to, or exercise control or influence over the board of directors of, the borrower.

Bankruptcy courts weigh equitable considerations when determining the recovery creditors may receive. As a result, it is difficult to predict with any certainty the situations in which our legal rights may be subordinated to other creditors in a bankruptcy. Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, we cannot assure investors that a bankruptcy court would not approve actions that may be contrary to our interests. For example, in situations where a bankruptcy carries a higher degree of political or broader economic significance, our recovery may be adversely affected.

The reorganization of a company can involve substantial legal, professional and administrative costs to a lender and the borrower. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. During the process, a company’s competitive position may erode, key management may depart and a company may not be able to invest adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value. Further, a bankruptcy filing by a company may adversely and permanently affect such company. If such bankruptcy proceeding is converted to a liquidation, our value may not equal the liquidation value that was believed to exist at the time of investment.

Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial and may impair the recovery of other creditors.

Because the effectiveness of the judicial systems in the countries in which we may invest varies, we (or any portfolio company) may have difficulty in foreclosing or successfully pursuing claims in the courts of such countries, as compared to the United States or other countries. Further, to the extent we may obtain a judgment but is required to seek its enforcement in the courts of one of these countries in which we invest, there can be no assurance that such courts will enforce such judgment. The laws of other countries often lack the sophistication and consistency found in the United States with respect to foreclosure, bankruptcy, corporate reorganization or creditors’ rights.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Company on its Current Reports on Form 8‑K, the Company did not sell any securities during the period covered by this Quarterly Report on Form 10‑Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Stone Point Credit Corporation

Date:	November 12, 2025	By:	/s/ Scott J. Bronner
Name: Scott J. Bronner
Title: Principal Executive Officer

Date:	November 12, 2025	By:	/s/ Steven P. Henke
Name: Steven P. Henke
Title: Principal Financial Officer