Form 10-K
period 2025-12-31
Stone Point Credit Corp
filed 2026-03-06
CIK 1825384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01375

Stone Point Credit Corporation

(Exact name of registrant as specified in its charter)

Delaware

(State of Incorporation)

20 Horseneck Lane

Greenwich, Connecticut 06830

(Address of principal executive offices)

85-3149929

(I.R.S. Employer Identification No.)

(203) 862‑2900

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

The issuer had 69,072,088 shares of common stock, $0.001 par value per share, outstanding as of March 6, 2026.

Auditor Firm ID: 185 Auditor Name: KPMG LLP Auditor Location: New York, New York.

Stone Point Credit Corporation

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Unless indicated otherwise, the “Company,” “we,” “us,” and “our” refer to Stone Point Credit Corporation, and the “Adviser” refers to Stone Point Credit Adviser LLC, an affiliate of Stone Point Capital LLC (“Stone Point Capital” together with the Adviser and its credit-focused affiliates, as applicable, “Stone Point Credit”). This annual report on Form 10‑K contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements.

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
•
general economic, political and industry trends and other external factors;
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

Risks Relating to the Company’s Business and Structure

•
The Company has limited operating history.
•
The success of the Company depends in substantial part on the experience and knowledge of the Adviser and its Investment Team, which may have actual and potential conflicts of interest.
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
•
Stockholders of the Company (“Stockholders”) may be subject to significant adverse consequences in the event such a Stockholder defaults on its capital commitments to the Company.
•
The Adviser does not assume any responsibility to the Company other than to render the services described in its Investment Advisory Agreement with the Company, and it will not be responsible for any action of the Board in declining to follow the Adviser’s advice or recommendations.
•
If the Company does not maintain its status as a BDC, the Company might be regulated as a closed-end investment company under the 1940 Act, which would subject it to substantially more regulatory restrictions and correspondingly decrease the Company’s operating flexibility.
•
The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”).
•
As a public entity, the Company is subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”).
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
•
The Company may make follow-on investments in certain portfolio companies or may have the opportunity to increase an investment in certain portfolio companies.
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
•
The Company invests primarily in senior secured loans, including first lien, second lien and unitranche loans, or unsecured loans and, to a lesser extent, subordinated loans, mezzanine loans, notes, senior secured bonds, unsecured bonds and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into common equity.
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

PART I.

Item 1. Business

Stone Point Credit Corporation

The Company is a sector-focused, direct lending business development company that primarily targets investments in first lien loans to U.S. middle market, private equity sponsor-backed companies. As of December 31, 2025, the Company had an investment portfolio of approximately $2.9 billion measured at fair value. The Company is externally managed by Stone Point Credit Adviser LLC, an affiliate of Stone Point Capital LLC, a leading alternative investment management platform specializing in the financial services industry and related sectors.

The Company was formed as a Delaware limited liability company on September 8, 2020, converted to a Delaware corporation on December 1, 2020, and commenced operations on December 21, 2020. The Company is an externally managed, non-diversified, closed-end investment management company that has elected to be regulated as a BDC under the 1940 Act. In addition, for tax purposes the Company has elected to be treated, and intend to qualify annually, as a RIC, under Subchapter M of the Code.

The Company’s investment objective is to generate favorable risk-adjusted returns through current income and, to a lesser extent, capital appreciation by investing primarily in directly originated, senior secured first lien (including unitranche) loans. Although it is not the Company's primary strategy the Company also opportunistically invests in second lien loans, unsecured loans, subordinated loans, mezzanine loans, structured finance securities and equity-related securities. Pursuant to the 80% Policy, under normal market conditions, the Company generally invests at least 80% of our total assets(net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments that are issued in private offerings or issued by private companies). If the Company changes the 80% Policy, the Company will provide stockholders with at least 60 days’ notice of such change.

The Company typically targets loans issued by U.S. middle market companies with earnings before interest, taxes, depreciation and amortization, or EBITDA, between $30 million and $250 million annually in the context of leveraged buyouts, acquisitions, debt refinancings, recapitalizations and other opportunistic asset purchases. The Company may from time to time invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. The Company’s investment objective may be changed without a vote of the holders of a majority of our common stock.

The Company’s revenue is primarily generated through receipt of interest income from our investments. In addition, the Company may generate income from various loan origination and other fees (including commitment, origination, amendment, structuring or syndication fees), capital gains on the sales of loans, debt and equity related securities, and dividends or distributions of income on any direct equity investments.

Stone Point Credit manages a range of private and liquid credit strategies, with over $13.5 billion of assets under management as of December 31, 2025. Stone Point Credit targets investments in the financial services, business services, software and technology, and health care services sectors. By focusing on these sectors, Stone Point Credit seeks to leverage the domain expertise and extensive network of its affiliate, Stone Point Capital, to originate, underwrite and execute transactions. As a general matter, Stone Point Credit Corporation does not make loans to current Stone Point Capital private equity portfolio companies, allowing the Credit Investment Team to liaise with the private equity investment team without conflict. Stone Point Capital has a long track record of making private equity investments in the financial services industry, having raised ten private equity funds (or, the Trident Funds) over the past 30 years, with over $65 billion in assets under management as of December 31, 2025. As of December 31, 2025, Stone Point Capital has over 200 employees, including more than 115 investment professionals. The Company believes the Firm’s deep knowledge of the financial services and related sectors provides a distinct advantage in deal origination and offers a differentiated underwriting lens.

The Adviser – Stone Point Credit Adviser LLC

Subject to the supervision of the Board of Directors (the “Board”), pursuant to an investment advisory agreement between the Company and the Adviser dated December 1, 2020 (the “Investment Advisory Agreement”), the Adviser manages the day-to-day operations of the Company and provides the Company and other separately managed accounts (the “Credit Funds”) with investment advisory and management services. The Board, including a majority of the Independent Directors (as defined below), most recently approved the renewal of the Investment Advisory Agreement for a one-year term in November 2025. The Adviser is an affiliate of Stone Point, which is an alternative investment management platform specializing in investments within the global financial services industry and related sectors with an investment track record of over 25 years. As of December 31, 2025, Stone Point had over $80 billion of assets under management, including over $13.5 billion managed by the Adviser.

Pursuant to a resource sharing agreement between Stone Point Capital and the Adviser (the “Resource Sharing Agreement”), Stone Point Capital makes the investment professionals on the Stone Point Credit investment team (the "Stone Point Credit Investment Team") available to the Adviser for purposes of originating and identifying investment opportunities, conducting research and due diligence on prospective investments, analyzing and underwriting investment opportunities, structuring investments and monitoring and servicing the Company’s investments in accordance with the services provided by the Adviser under the Investment Advisory Agreement ("Credit Activities"). On an as needed basis, certain other investment professionals on the Stone Point Capital private equity investment team (the "Stone Point Capital Private Equity Team" and together with the Stone Point Credit Investment Team, the "Investment Team") contribute a portion of their time, effort and knowledge to support Credit Activities.

The Adviser’s investment committee servicing the Company is comprised of Scott J. Bronner, James D. Carey, Eric L. Rosenzweig, David J. Wermuth and Nicolas D. Zerbib (the “Credit Investment Committee”), who bring substantial private equity, investment banking, insurance, and executive management experience. The Credit Investment Committee is responsible for making all investment and disposition decisions subject to the supervision of the Board, a majority of which is made up of Independent Directors.

The Adviser believes that the Investment Team’s and Credit Investment Committee’s extensive network of contacts, which includes financial sponsors, debt investors, banks and specialty lenders, as well as the Adviser’s targeted outbound search model and its reputation and record as a leader in investing in the financial services industry, provide the Company with a significant competitive advantage in sourcing and underwriting attractive investment opportunities. Stone Point has created a network in sourcing, monitoring and workouts/restructuring that may be utilized by the Adviser as needed in managing the Company’s investments. See "Item 1. Business—Market Opportunity and Competitive Advantages - Experienced Investment Committee."

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

History of Stone Point

Stone Point Capital has a history of successfully investing in the global financial services industry over a period of more than thirty years. The platform began in 1985 and operated as MMC Capital under the ownership of Marsh & McLennan Companies, Inc. until 2005. Current Managing Directors of Stone Point Capital led the management of MMC Capital from 1998 until 2005, when they formed Stone Point Capital to acquire the business from Marsh & McLennan. Between 1985 and 1993, Stone Point Capital continued to execute a strategy of investing in property & casualty underwriting businesses on an opportunistic basis as market opportunities were identified. In 1994, Stone Point Capital formed its first private equity fund with committed capital to invest in underwriting companies operating principally within the insurance industry. During the last twenty-seven years, the scope of investment activities has broadened to include other financial services companies, including companies in the following sectors: insurance distribution, insurance services, healthcare and managed care services, human capital management, business services, wealth management and fund administration, asset management, real estate finance and services, insurance underwriting, and lending and markets. We believe that Stone Point Capital’s experience, reputation and contacts have enabled it to attract experienced management teams, to identify, evaluate and respond quickly to market opportunities, and to work actively in partnership with managers to enhance the value of portfolio companies in numerous segments within the financial services industry.

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

Ability to Leverage Stone Point’s Experienced Investment Team. The Adviser intends to utilize Stone Point Capital’s significant experience and knowledge throughout the life cycle of each investment to support the Stone Point Credit Investment Team’s Credit Activities. On an as-needed basis, Stone Point Capital Private Equity Team contributes a portion of its time, effort and resources to support Credit Activities. Stone Point Capital has a long, successful record of making investments and managing businesses in the financial services industry. Stone Point Capital has raised ten private equity funds with an investment track record of over 25 years and a focus on investments in companies in the global financial services industry and related sectors. Stone Point Capital and its affiliates have invested in more than 25 asset management platforms over 17 years and Stone Point believes that its experience investing in and building businesses across a variety of credit strategies, positions the Company for success in the direct lending middle market. The Stone Point Credit Investment Team is responsible for making all investment and disposition recommendations to the Credit Investment Committee. The Credit Investment Committee makes all investment and disposition decisions, subject to Board oversight. As of December 31, 2025, the Investment Team is comprised of more than 115 investment professionals who bring to Stone Point considerable experience with Stone Point and/or from other leading private equity, private debt, investment banking, financial services, corporate law, and accounting firms. A majority of the Investment Team is focused on the private equity markets; however, Stone Point intends to continue to expand the Stone Point Credit Investment Team to support the ongoing growth of the Company and expansion of Credit Activities. As of December 31, 2025, the Credit Investment Team was comprised of more than 35 dedicated investment professionals1,2.

1.
Includes one employee whose focus is shared across Stone Point Credit and Stone Point Capital.
2.
There is no assurance that expansion of the Stone Point Credit Investment Team occurs in the near term or at all. Certain communications between professionals within the Stone Point Capital Private Equity Team and professionals within the Stone Point Credit Investment Team may be restricted due to internal policy restrictions.

Experienced Investment Committee. The Stone Point Credit Investment Committee is comprised of Scott J. Bronner, James D. Carey, Eric L. Rosenzweig, David J. Wermuth and Nicolas D. Zerbib. Additionally, Charles A. Davis and Stephen Friedman serve as advisors to the Credit Investment Committee. The Credit Investment Committee members and advisors have worked at Stone Point Capital for an average of over 20 years, investing across multiple cycles and different investing environments. Additionally, certain members of this group have had primary responsibility for managing Stone Point Capital’s private equity funds since 1998 and also serve on the Stone Point Capital private equity investment committee, bringing a wealth of investment expertise across our targeted sectors of investment. The Credit Investment Committee meets formally weekly, and on an ad hoc basis as needed.

The following table sets forth the experience of the Credit Investment Committee.

The Adviser’s Investment Committee	Years in Financial Services	Years at Stone Point
Scott J. Bronner, Head of Stone Point Credit and Managing Director of Stone Point
Member of the Investment Committee	19	17
James D. Carey, Co-Chief Executive Officer of Stone Point Capital
Member of the Investment Committee	30+	28
Eric L. Rosenzweig, Managing Director
Member of the Investment Committee	21	19
David J. Wermuth, General Counsel and Chairman of the Company, Co-President and CCO of Stone Point Capital
Member of the Investment Committee	29	26
Nicolas D. Zerbib, Co-President and CIO Chief Investment Officer of Stone Point Capital
Member of the Investment Committee	30+	27
Charles A. Davis, Chairman and Co-Chief Executive Officer of Stone Point Capital
Advisor to the Credit Investment Committee	30+	27
Stephen Friedman, Senior Chairman of Stone Point Capital
Advisor to the Credit Investment Committee	30+	25

Investment Advisory Agreement

The Company entered into the Investment Advisory Agreement dated December 1, 2020 with the Adviser. The Board, including a majority of the Independent Directors, most recently approved the renewal of the Investment Advisory Agreement for a one-year term in November 2025. Pursuant to the Investment Advisory Agreement, the Adviser manages the Company’s day-to-day operations and provides the Company with investment advisory services. Among other things, the Adviser (i) determines the composition and allocation of the Company’s investment portfolio, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments made by the Company; (iii) performs due diligence on prospective portfolio companies; (iv) executes, closes, services and monitors the Company’s investments; (v) determines the securities and other assets that the Company will purchase, retain or sell; (vi) arranges financings and borrowing facilities for the Company and (vii) provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds and (viii) to the extent permitted under the 1940 Act and the Investment Advisers Act of 1940 (the “Advisers Act”), on the Company’s behalf, and in coordination with any sub-adviser and any administrator, provides significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance under the 1940 Act, including utilizing appropriate personnel of the Adviser to, among other things, monitor the operations of the Company’s portfolio companies, participate in board and management meetings, consult with and advise officers of portfolio companies and provide other organizational and financial consultation. The Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Adviser is generally free to furnish similar services to other entities so long as its performance under the Investment Advisory Agreement is not adversely affected.

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

Valuation of Portfolio Securities

In accordance with Rule 2a‑5 under the 1940 Act, the Board has designated the Adviser as the Company’s “Valuation Designee”. The Adviser, with the assistance of its Valuation Committee, subject to oversight by the Board, is responsible for determining the fair value of the Company’s investments in accordance with valuation policies and procedures approved by the Board (“Valuation Policy”) in instances where there is no readily available market quotation. Investments for which market quotations are readily available may be priced by independent pricing services. The Company generally retains an external, independent valuation firm to provide data and valuation analyses on the Company’s portfolio companies.

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

The Company does not intend to acquire securities issued by any investment company whereby the Company’s investment would exceed the limits imposed by the 1940 Act. Under those limits, the Company generally cannot acquire more than (i) 3% of the total outstanding voting stock of any investment company, (ii) invest more than 5% of the value of the Company’s total assets in the securities of one investment company, or (iii) invest more than 10% of the value of the Company’s total assets in the securities of investment companies in general. These limitations do not apply where the Company (i) makes investments through a subsidiary or (ii) acquires interests in a money market fund as long as the Company does not pay a sales charge or service fee in connection with the purchase. Under Rule 12d1‑4 under the 1940 Act, the Company may acquire securities issued by any investment company in excess of the limits imposed by the 1940 Act as long as the Company complies with the conditions of Rule 12d1‑4, which include, among other things, certain post-acquisition limits on control and voting of any acquired RIC. The portion of the Company’s portfolio invested in securities issued by investment companies, if any, ordinarily will subject Stockholders to additional expenses. The Company’s investment portfolio is also subject to diversification requirements by virtue of the Company’s intention to be a RIC for U.S. federal income tax purposes.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect the Company. For example:

•
pursuant to Rule 13a‑14 of the Exchange Act, the Company’s Principal Executive Officer and Principal Financial Officer must certify the accuracy of the financial statements contained in the Company’s periodic reports;
•
pursuant to Item 307 of Regulation S-K, the Company’s periodic reports must disclose the Company’s conclusions about the effectiveness of its disclosure controls and procedures;
•
pursuant to Rule 13a‑15 of the Exchange Act, the Company’s management is required to prepare a report regarding its assessment of the Company’s internal control over financial reporting and (once the Company ceases to be an emerging growth company under the JOBS Act or, if later, for the year following the Company’s first annual report required to be filed with the SEC) must obtain an audit of the effectiveness of internal control over financial reporting performed by its independent registered public accounting firm; and
•
pursuant to Item 308 of Regulation S-K and Rule 13a‑15 of the Exchange Act, the Company’s periodic reports must disclose whether there were significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Proxy Voting Policies and Procedures

The Company has delegated its proxy voting responsibility to the Adviser. As a fiduciary, the Adviser has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of the Company and not to subrogate Company interests to its own interests. To meet its fiduciary obligations, the Adviser seeks to ensure that it votes proxies in the best interest of the Company and addresses how the Adviser will resolve any conflict of interest that may arise when voting proxies. The Adviser’s proxy voting policy attempts to generalize a complex subject and the Adviser may, from time to time, determine that it is in the best interests of the Company to depart from specific policies described therein.

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

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain material U.S. federal income tax considerations applicable to the Company and an investment in shares of Common Stock. The discussion is based upon the Code, the regulations of the U.S. Department of the Treasury promulgated thereunder, referred to herein as the “Treasury regulations,” the legislative history of the Code, current administrative interpretations and practices of the Internal Revenue Service, referred to herein as the “IRS” (including administrative interpretations and practices of the IRS expressed in private letter rulings which are binding on the IRS only with respect to the particular taxpayers that requested and received those rulings) and judicial decisions, each as of the date of this Form 10‑K and all of which are subject to change or differing interpretations, possibly retroactively, which could affect the continuing validity of this discussion. The Company has not sought, and will not seek, any ruling from the IRS regarding any matter discussed in this summary, and this summary is not binding on the IRS. Accordingly, there can be no assurance that the IRS will not assert, and a court will not sustain, a position contrary to any of the tax consequences discussed below.

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

Election to be Taxed as a RIC

The Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any income or gains that the Company timely distributes as dividends to Stockholders. Rather, dividends the Company distributes generally will be taxable to Stockholders, and any net operating losses, foreign tax credits and other of the Company’s tax attributes generally will not pass through to Stockholders, subject to special rules for certain items such as net capital gains and qualified dividend income the Company recognizes. To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify as a RIC, the Company must timely distribute dividends to Stockholders of an amount generally at least equal to 90% of the Company’s investment company taxable income (determined without regard to the dividends paid deduction), which is generally the Company’s net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, and 90% of the Company’s net tax-exempt income, if any, for each taxable year (the “Annual Distribution Requirement”). See "- Taxation of U.S. Stockholders" and "-Taxation of Non-U.S. Stockholders," below.

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

The Company generally will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year unless the Company distributes dividends in a timely manner to Stockholders of an amount at least equal to the sum of (1) 98% of the Company’s net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the Company’s capital gain net income (adjusted for certain ordinary losses) generally for the one-year period ending October 31 in such calendar year and (3) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years on which the Fund paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). Any distribution declared by the Company during October, November or December of any calendar year, payable to Stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by the Company, as well as received by U.S. Stockholders, on December 31 of the calendar year in which the distribution was declared. The Company will not be subject to the U.S. federal excise tax on amounts on which the Company is required to pay U.S. federal income tax (such as retained net capital gains). Depending upon the level of taxable income earned in a taxable year, the Company may choose to carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax.

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

Distributions

Distributions by the Company (including distributions where Stockholders can elect to receive cash or stocks) generally are taxable to U.S. Stockholders as ordinary income or capital gains. Distributions of the Company’s investment company taxable income will be taxable as ordinary income to U.S. Stockholders to the extent of the Company’s current or accumulated earnings and profits, whether paid in cash or stock. To the extent that such distributions paid by the Company to non-corporate U.S. Stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions (“Qualifying Dividends”) may be eligible for a reduced maximum U.S. federal income tax rate of 20%. In this regard, it is anticipated that the Company’s distributions generally will not be attributable to dividends received by the Company and, therefore, generally will not qualify for the 20% maximum rate applicable to Qualifying Dividends. Distributions of the Company’s net capital gain (which is generally the Company’s realized net long-term capital gains in excess of realized net short-term capital losses) properly designated by the Company as “capital gain dividends” will be taxable to U.S. Stockholders as long-term capital gains (currently taxable at a maximum U.S. federal income tax rate of 20% in the case of non-corporate U.S. Stockholders (including individuals)), regardless of the U.S. Stockholder’s holding period for his, her or its stocks and regardless of whether paid in cash or stock. Distributions in excess of the Company’s earnings and profits first will reduce a U.S. Stockholder’s adjusted tax basis in such Stockholder’s stocks and, after the adjusted tax basis is reduced to zero, will generally constitute capital gains to such U.S. Stockholder.

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

The investment philosophy and techniques used by the Adviser to manage a BDC may differ from the investment philosophy and techniques previously employed by the Stone Point Funds in identifying and managing past investments. In addition, the 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. The Adviser and its affiliates' limited experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve the Company’s investment objective.

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

Dependence on Key Personnel and Adviser

The success of the Company depends in substantial part on the experience and knowledge of the Adviser and its Investment Team. There can be no assurance that any individual will continue to be employed by the Adviser. The loss of key personnel could have a material adverse effect on the Company.

Business and Regulatory Risks of Alternative Asset Investments

Legal, tax and regulatory changes could occur that may adversely affect the Company at any time. The legal, tax and regulatory environment for BDCs and other vehicles that invest in alternative investments is evolving, and changes in the legislation or regulation and market perception of such vehicles, including changes to existing laws and regulations and increased criticism of the BDC, private credit, private equity and other sectors within the alternative asset industry by some politicians, government representatives, regulators and market commentators, may adversely affect the ability of the Company to pursue its investment strategy, its ability to obtain leverage and financing and the value of investments held by the Company. In recent years, market disruptions and the dramatic increase in the capital allocated to alternative investment strategies have led to increased governmental as well as self-regulatory scrutiny of the alternative investment fund industry in general, and certain legislation proposing greater regulation of the industry periodically is considered by the governing bodies of both U.S. and non-U.S. jurisdictions. It is impossible to predict what, if any, changes may be instituted with respect to the legislation or regulations applicable to the Company, the Adviser, their respective affiliates, the markets in which they trade and invest, the Stockholders or the counterparties with which they do business, or what other effect such legislation or regulations might have. There can be no assurance that the Company, the Adviser or their respective affiliates will be able, for financial reasons or otherwise, to comply with future laws and regulations, and any regulations that restrict the ability of the Company to implement its investment strategy could have a material adverse impact on the Company’s portfolio. To the extent that the Company or its investments are or may become subject to regulation by various agencies in the United States or other non-U.S. jurisdictions, certain costs of compliance will be borne by the Company.

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

FOIA/Public Disclosure

As a result of the U.S. Freedom of Information Act (“FOIA”), any governmental public records access law, any state or other jurisdiction’s laws similar in intent or effect to FOIA, or any other similar statutory or regulatory requirement, the Company, the Adviser, the Stockholders or any of their respective service providers or their affiliates may be required to disclose information relating to the Company, or their affiliates, and/or any entity in which an investment is made, which disclosure could, for example, affect the Company’s competitive advantage in finding attractive investment opportunities. In addition, some of the shares of Common Stock may be held by Stockholders that are subject to public disclosure requirements, such as public pension plans and listed investment vehicles. The amount of information about their investments that is required to be disclosed has increased in recent years, and that trend may continue. While the Adviser may, in seeking to prevent any such potential disclosure, withhold all or any part of the information otherwise to be provided to certain or all Stockholders, such information may not be withheld in many circumstances. To the extent that disclosure of confidential information relating to the Company or its investments results from shares of Common Stock being held by such Stockholders, the Company may be adversely affected.

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

The Governing Agreements contain provisions (sometimes referred to as “hedge clauses”) that provide that the Adviser and its agents have no responsibility or liability for any loss incurred by the Company or any Stockholder arising in connection with their activities on behalf of, or their association with, the Company provided that such exculpation will not apply where such person committed certain bad acts (including fraud, willful misfeasance or gross negligence). Hedge clauses are limited by, among other things, Section 206 of the Advisers Act, and Section 17(i) of the 1940 Act, both of which the SEC has interpreted to impose certain duties on investment advisers that are not waivable.

In addition, the Adviser owes a fiduciary duty to the Company.

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

Board Participation

Employees of the Adviser may serve as directors of some portfolio companies, including as a result of the Company's obligation to offer significant managerial assistance to its portfolio companies, and, as such, may have duties to persons other than the Company, including other shareholders of such portfolio companies. Although holding board positions may be important to the Company’s investment strategy and may improve the Adviser’s management ability, board positions could impair the Company’s ability to sell the relevant securities and/or loans when and upon the terms it wants, and may subject the Company and the Adviser to claims they would otherwise not be subject to as an investor, including claims of breach of duty of loyalty, corporate waste, lender liability, securities claims and other director-related claims.

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

Phantom Income

For U.S. federal income tax purposes, the Company will include in its taxable income certain amounts that it has not yet received in cash. For example, if the Company holds debt obligations that are treated under applicable U.S. federal income tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, that have increasing interest rates or are issued with warrants), the Company must include in its taxable income in each taxable year a portion of the OID that accrues over the life of the obligation, regardless of whether the Company receives cash representing such income in the same taxable year. The Company may also have to include in its taxable income other amounts that the Company has not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Further, the Company may elect to amortize market discount on debt investments and currently include such amounts in its taxable income, instead of upon their sale or other disposition, as any failure to make such election would limit the Company’s ability to deduct interest expense for tax purposes. Because such OID or other amounts accrued are included in the Company’s investment company taxable income for the taxable year of accrual, the Company may be required to make distributions to Stockholders in order to satisfy the Annual Distribution Requirement (as defined above) and/or excise tax avoidance requirement, even though the Company will have not received any corresponding cash payments. Accordingly, to enable the Company to make distributions to Stockholders that will be sufficient to enable the Company to satisfy the Annual Distribution Requirement, the Company may need to sell some of its assets at times and/or at prices that it would not consider advantageous, the Company may need to raise additional equity or debt capital or the Company may need to forego new investment opportunities or otherwise take actions that are disadvantageous to its business (or be unable to take actions that are advantageous to its business). If the Company is unable to obtain cash from other sources to enable the Company to satisfy the Annual Distribution Requirement, the Company may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable state and local taxes).

Stock Dividend

Although the Company currently does not intend to do so, the Company may declare a large portion of a dividend in shares of the Company’s stock at the election of each Stockholder. An IRS Revenue Procedure allows a publicly offered RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all Stockholders is required to be at least 20% of the aggregate declared distribution. The Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income or, long-term capital gain, as applicable to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes. As a result, Stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. It is unclear whether the Company will be a publicly offered RIC and to what extent the Company will be able to pay taxable dividends in cash and Common Stock (whether pursuant to IRS Revenue Procedure, a private letter ruling or otherwise).

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

Investment Considerations

The assets of the Company are invested in accordance with the investment objective and policies described in this Annual Report. The fiduciary of an ERISA Plan (and not the Adviser) will be solely responsible for the ERISA Plan’s decision to invest in the Company, including, without limitation, the role that an investment in the Company would play in the ERISA Plan’s portfolio and whether an investment in the Company is reasonably designed as part of the overall investment of the ERISA Plan’s assets. Accordingly, an authorized fiduciary of an ERISA Plan proposing to invest in the Company should, in consultation with its own advisors, consider whether such investment is consistent with the terms of the ERISA Plan’s governing documents (including any investment guidelines) and applicable law. Neither the Adviser nor the Company or any of their respective affiliates is responsible for determining, and none of them makes any representation regarding, whether the Company’s Common Stock is an appropriate investment for Plans generally or any particular Plan.

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

The Company is subject to the provisions of Section 203 of the Delaware General Corporate Law (“DGCL”) regulating corporate takeovers. In general, these provisions prohibit a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder, unless:

•
prior to such time, the board of directors approved either the business combination or the transaction which resulted in the stockholder becoming and interested stockholder;
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

Section 203 of the DGCL defines "business combination" to include the following:

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

The statute could prohibit or delay mergers or other takeover or change in control attempts and, accordingly, may discourage attempts to acquire the Company.

The Board may choose to adopt a resolution exempting from Section 203 of the DGCL any business combination between the Company and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of the Company’s directors who are not “interested persons” of the Company, the Company’s Adviser or the Company’s respective affiliates as defined in Section 2 (a)(19) of the 1940 Act (“Independent Directors”).

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

Unrealized Depreciation

Under Rule 2a‑5 of the 1940 Act, the Company is required to carry investments at market value or, if no quotation is readily available, at the fair value as determined in good faith in accordance with procedures established by the Adviser. Pursuant to Rule 2a‑5, the Board has designated the Adviser as “Valuation Designee”. The Adviser, with the assistance of its Valuation Committee, subject to oversight by the Board, is responsible for determining the fair value of the Company’s investments in accordance with valuation policies and procedures approved by the Board. Decreases in the market values or fair values of the Company’s investments relative to amortized cost are recorded as unrealized depreciation. Any unrealized losses in the Company’s portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to the Company with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of the Company’s income available for distribution in future periods. In addition, decreases in the market value or fair value of the Company’s investments will reduce the Company’s net asset value.

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

Information Barriers

The Adviser currently operates without information barriers that some other firms implement to separate persons who make investment decisions from others who could possess material non-public information that could influence such decisions. To manage possible risks arising from the Adviser’s decision not to implement such barriers, the Adviser maintains policies and procedures, as described in the Company’s registration statement, and provides training to supervised persons with respect to conflicts of interest and how such conflicts are resolved under the Adviser’s policies and procedures. If any employee obtains material non-public information,the Company may be restricted in acquiring or disposing of investments on behalf of the Company and Other Sponsored Funds, which could impact the returns generated for the Company. If Stone Point Capital acquires confidential or material non-public information, Stone Point Credit may be restricted in acquiring or disposing investments on behalf of their clients (and vice-a-versa), unless the Company determines that an “information wall” is warranted. Notwithstanding the maintenance of policies and procedures, it is possible that the internal controls relating to the management of material non-public information could fail and result in the Company buying or selling a security while the Adviser is in possession of material non-public information. Inadvertent trading while the Adviser is in possession of material non-public information could have adverse effects on the reputation of the Adviser and its affiliates, resulting in the imposition of regulatory or financial sanctions, and consequently, negatively impact Stone Point Credit’s ability to perform investment management services on behalf of the Company. In addition, while the Company currently operates without information barriers, the Company could be required by certain regulations, or decide that it is advisable, to establish information barriers. In such event, Stone Point’s ability to operate as an integrated platform could change, which would limit Stone Point Credit to managing the investments of the Company and Other Sponsored Funds in the way it currently manages investments.

Non-Diversified Investment Company

The Company intends to operate as a non-diversified investment company within the meaning of the 1940 Act, which means that the Company will not be limited by the 1940 Act with respect to the proportion of its assets that it may invest in a single issuer. However, the Company from time to time in the future may be considered a diversified management investment company within the meaning of the 1940 Act. Beyond the asset diversification requirements associated with the Company’s qualification as a RIC for U.S. federal income tax purposes, the Company does not have fixed guidelines for diversification. While the Company is not targeting any specific industries, its investments may be focused on relatively few industries. To the extent that the Company holds large positions in a small number of issuers, or within a particular industry, the Company’s net asset value may be subject to greater fluctuation. The Company may also be more susceptible to any single economic or regulatory occurrence or a downturn in a particular industry.

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

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without the prior approval of the directors who are not interested persons and, in some cases, the prior approval of the SEC. On June 14, 2022, the SEC granted the Company exemptive relief (the “Order”) that permits the Company to co-invest alongside other funds/vehicles managed by the Adviser or certain of its affiliates, or alongside the Adviser or certain of its affiliates in a principal capacity, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors (the “Order”). The Order provides that, in connection with any co-investment transaction, the Company will receive its pro rata share of any transaction fees, based on its relative share of the amount invested or committed, as applicable, in the transaction. The Adviser’s investment allocation policy seeks to ensure equitable allocation of investment opportunities between the Company and other Credit Funds and certain affiliates of the Adviser. While an affiliated broker-dealer or other financial affiliate (“Financial Affiliate”) of the Adviser from time to time may be permitted, subject to the terms of the Order, to participate as principal in a co-investment transaction in which the Company also participates, in no event will the Financial Affiliate acquire any such investment at a price more favorable than that offered to the Company. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other Credit Funds that could avail themselves of the Order.

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

Limitations on Leverage

The Company may, subject to the limitations described below, incur leverage in connection with its operations, collateralized by its assets and/or capital commitments. The amount of leverage that the Company employs will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. The use of leverage by the Company may have important consequences to the Stockholders, including, but not limited to, the following: (a) greater fluctuations in the net asset value of the Company; (b) use of cash flow for debt service and related costs and expenses, rather than for additional investments, distributions or other purposes; (c) increased interest expense if interest rate levels were to increase significantly; (d) limitation on the flexibility of the Company to make distributions to the Stockholders (and investors should specifically note in this regard that, for the avoidance of doubt, in connection with one or more credit facilities entered into by the Company, distributions to the investors may be subordinated to payments required in connection with any indebtedness contemplated thereby); (e) in certain circumstances, the Company may be required to dispose of investments at a loss or otherwise on unattractive terms in order to service its debt obligations or meet its debt covenants; (f) the amount and timing of contributions and distributions to Stockholders may be affected in a manner that may have potentially adverse consequences to Stockholders; (g) result in lower multiples of cost (but enhanced internal rates of return) for equity investments; and (h) in the case of certain tax-exempt entities, tax on unrelated business taxable income in respect of acquisition indebtedness. There can be no assurance that the Company will have sufficient cash flow to meet its debt service obligations. As a result, the Company’s exposure to losses may be increased due to the illiquidity of its investments generally.

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

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in Section 61 of the 1940 Act, the Company is able to borrow amounts such that the Company's asset coverage ratio is at least 150%, rather than 200%. As of December 31, 2025 and 2024, our asset coverage ratio was 188% and 189%, respectively. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets the Company holds, the Company may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage. If this ratio declines below 150%, the Company cannot incur additional debt and could be required to sell a portion of our investments to repay some indebtedness when it may be disadvantageous to do so. This could have a material adverse effect on the Company’s operations, and the Company may not be able to service its debt or make distributions.

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

Derivatives and Financial Commitment Transactions

The Company may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. Rule 18f‑4 under the 1940 Act governs the use of derivatives, (defined to include any swap, security-based swap, futures contract, forward contract, option or any similar instrument) as well as financial commitment transactions (defined to include reverse repurchase agreements, short sale borrowings and any firm or standby commitment agreement or similar agreement) by BDCs. Under Rule 18f‑4, the Company is required to trade derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions) subject to a value-at-risk (“VaR”) leverage limit and certain derivatives risk management program and reporting requirements. Generally, these requirements apply unless the Company satisfies a “limited derivatives users” exception that is included in Rule 18f‑4. Under Rule 18f‑4, when the Company trades reverse repurchase agreements or similar financing transactions, including certain tender option bonds, it needs to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the Company’s asset coverage ratio or treat all such transactions as derivatives transactions. Reverse repurchase agreements or similar financing transactions aggregated with other indebtedness do not need to be included in the calculation of whether the Company satisfies the limited derivatives users exception, but for funds subject to the VaR testing requirement, reverse repurchase agreements and similar financing transactions must be included for purposes of such testing whether treated as derivatives transactions or not. These requirements may limit the ability of the Company to use derivatives, short sales, and reverse repurchase agreements and similar financing transactions as part of its investment strategies. These requirements may increase the cost of the Company’s investments and cost of doing business, which could adversely affect investors.

The Company has adopted policies and procedures in compliance with Rule 18f‑4. The Company expects to qualify as a “limited derivatives user.” Future legislation or rules may modify how the Company treats derivatives and other financial arrangements for purposes of the Company’s compliance with the leverage limitations of the 1940 Act. Future legislation or rules may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to the Company under the 1940 Act, which may be materially adverse to the Company and the Company’s investors.

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

Risks Relating to the Company’s Investments

Interest Rates

Because the Company borrows money to make investments, the Company’s net investment income will depend, in part, upon the difference between the rate at which the Company borrows funds and the rate at which the Company invests those funds. As a result, the Company can offer no assurance that a significant change in market interest rates will not have a material adverse effect on the Company’s net investment income.

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

An increase in interest rates would make it more expensive to finance our investments and to refinance our current financing arrangements. In addition, certain of our financing arrangements provide for adjustments in the loan interest rate along with changes in market interest rates. Therefore, in periods of rising interest rates, to the extent the Company borrows money subject to a floating interest rate, the Company’s cost of funds would increase, which could reduce the Company’s net investment income. Further, rising interest rates could also adversely affect the Company’s performance if it holds investments with floating interest rates, subject to specified minimum interest rates (such as an applicable reference rate floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase the Company’s interest expense, even though its interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

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

Investments in the Software and Technology Sectors

The Company will make investments in the software and technology sectors and a downturn in such sectors could significantly impact the aggregate returns the Company realizes on such investments. For example, portfolio companies in the software sector are subject to a number of risks. The revenue, income (or losses) and valuations of software and other technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by the Company’s portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that the Company may hold. Additionally, companies operating in the software sector are subject to vigorous competition, changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. The Company’s portfolio companies in the software sector could compete with companies that are larger and could be engaged in a greater range of businesses or have greater financial, technical, sales or other resources than our portfolio companies do. The Company’s portfolio companies could lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to existing products. Any deterioration in the results of the Company’s portfolio companies due to competition or otherwise could, in turn, materially adversely affect the Company’s business, financial condition and results of operations.

Investments in the Financial Services Sector

The Company will make investments in the financial services sector. Investing in financial services sector companies involves substantial risk, including the effects of changes in interest rates on the profitability of financial services companies, the rate of corporate and consumer debt defaults, price competition, other financial commitments, product lines and other operations and recent ongoing changes in the financial services sector (including consolidations, development of new products and changes to the sector’s regulatory framework). The Company’s investments in portfolio companies in the financial services sector also include risks related to market uncertainty, additional or changing government regulations, disclosure requirements, limits on fees, increasing borrowing costs or limits on the terms or availability of credit to such portfolio companies, and other regulatory requirements, each of which may impact the conduct of such portfolio companies. Compliance with changing regulatory requirements will likely impose staffing, legal, compliance and other costs and administrative burdens upon the Company’s investments in portfolio companies in the financial services sector.

Investments in the Business Services Sector

The Company will make investments in the business services sector. Portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of the Company’s investments in portfolio companies operating in this industry, and therefore could negatively impact the Company’s business and results of operations.

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

Risks Associated with Bankruptcy Cases

The Company may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings. Leveraged companies may experience bankruptcy or similar financial distress. If one of the Company’s portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which the Company actually provided managerial assistance to that portfolio company or a representative of the Company or the Adviser sat on the board of directors of such portfolio company, a bankruptcy court might re-characterize the Company’s debt investment and subordinate all or a portion of the Company’s claim to that of other creditors. For example, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that the Company could become subject to a lender’s liability claim, including as a result of actions taken if it renders significant managerial assistance to, or exercises control or influence over the board of directors of, the borrower.

Bankruptcy courts weigh equitable considerations when determining the recovery creditors may receive. As a result, it is difficult to predict with any certainty the situations in which the Company’s legal rights may be subordinated to other creditors in a bankruptcy. Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, the Company cannot assure investors that a bankruptcy court would not approve actions that may be contrary to the Company’s interests. For example, in situations where a bankruptcy carries a higher degree of political or broader economic significance, the Company’s recovery may be adversely affected.

The reorganization of a company can involve substantial legal, professional and administrative costs to a lender and the borrower. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. During the process, a company’s competitive position may erode, key management may depart and a company may not be able to invest adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value. Further, a bankruptcy filing by an issuer may adversely and permanently affect the issuer. If such bankruptcy proceeding is converted to a liquidation, the Company’s value may not equal the liquidation value that was believed to exist at the time of investment.

Because the standards for classification of claims under bankruptcy law are vague, the Company’s influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes)may be substantial and may impair the recovery of other creditors.

Because the effectiveness of the judicial systems in the countries in which the Company may invest varies, the Company (or any portfolio company) may have difficulty in foreclosing or successfully pursuing claims in the courts of such countries, as compared to the United States or other countries. Further, to the extent the Company may obtain a judgment but is required to seek its enforcement in the courts of one of these countries in which the Company invests, there can be no assurance that such courts will enforce such judgment. The laws of other countries often lack the sophistication and consistency found in the United States with respect to foreclosure, bankruptcy, corporate reorganization or creditors’ rights.

Potential Material and Adverse Effects of Market Conditions on Debt and Equity Capital Markets

From time to time, capital markets may experience periods of disruption and instability. For example, from 2008 to 2009, the global capital markets were unstable as evidenced by the lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have improved from the beginning of the disruption, there have been recent periods of volatility, such as during the coronavirus (“COVID‑19”) pandemic, and there can be no assurance that adverse market conditions will not repeat themselves in the future. If these adverse and volatile market conditions continue, the Company and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be particularly difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, the Company is generally not able to issue additional shares of Common Stock at a price less than net asset value per share without first obtaining approval for such issuance from Stockholders and the Company’s Independent Directors.

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

Economic Recessions or Downturns

The risks associated with the Company’s and its portfolio companies’ businesses are more severe during periods of economic slowdown or recession. In recent years, the market has experienced periods of economic slowdown and in some instances, contraction, as countries and industries around the globe grappled with the short- and long-term economic impacts of elevated inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, the COVID-19 pandemic and volatility in global capital markets.

Many of the Company’s portfolio companies may be susceptible to economic recessions or downturns and may be unable to repay the Company’s debt investments during these periods. Therefore, the Company’s non-performing assets are likely to increase, and the value of the Company’s portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing the Company’s senior secured debt. A prolonged recession may further decrease the value of such collateral and result in losses of value in the Company’s portfolio and a decrease in the Company’s revenues, net income and NAV. Certain of the Company’s portfolio companies may also be impacted by tariffs or other matters affecting international trade. Unfavorable economic conditions also could increase the Company’s funding costs, limit the Company’s access to the capital markets or result in a decision by lenders not to extend credit to the Company on terms it deems acceptable. These events could prevent the Company from increasing investments and adversely affect the Company’s operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by the Company or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize the Company’s portfolio company’s ability to meet the Company’s obligations under the debt investments that it holds and the value of any equity securities it owns. The Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

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

All distributions declared in cash payable to Stockholders that are participants in the DRIP will generally be automatically reinvested in shares of Common Stock unless the investor opts out of the plan. As a result, Stockholders who opt out of participating in the DRIP may experience accretion to the net asset value of their shares if the Company’s Common Stock is trading at a premium to net asset value and dilution if the Company’s Common Stock is trading at a discount to net asset value. The level of accretion or discount would depend on various factors, including the proportion of Stockholders who participate in the DRIP, the level of premium discount at which shares of Common Stock are trading and the amount of the distribution payable to Stockholders.

Lack of Liquidity

Generally, all of the Company’s assets are invested in illiquid securities, and a substantial portion of the Company’s investments in leveraged companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for the Company to sell such investments when desired. In addition, if the Company is required to liquidate all or a portion of our portfolio quickly, the Company may realize significantly less than the value at which it had previously recorded these investments. As a result, the Company does not expect to achieve liquidity in its investments in the near-term. However, to maintain the election to be regulated as a BDC and qualify as a RIC, the Company may have to dispose of investments if it does not satisfy one or more of the applicable criteria under the respective regulatory frameworks.

Additionally, the ongoing disruption in economic activity has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of the Company’s investments may make it difficult for the Company to sell such investments to access capital if required, and as a result, the Company could realize significantly less than the value at which it has recorded its investments if the Company was required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

Middle East Conflict

The ongoing conflicts in the Middle East, including the involvement of the United States and other countries, as well as political and civil unrest related to the foregoing, have severe adverse effects on regional and global economic markets. It is difficult to predict the conflicts' impact on global economic and market conditions and, as a result, there is material uncertainty and risk with respect to the Company and its portfolio companies, and the Company's ability and the ability of the portfolio companies to achieve their investment objectives.

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

Data Privacy Regulation

The U.S. is in a period of active adoption and/or consideration of additional data privacy and cybersecurity laws. These include the California Consumer Privacy Act, effective since January 1, 2020, as amended by the California Privacy Rights Act, effective January 1, 2023 (the “CCPA”); the Virginia Consumer Data Privacy Act, enacted in 2021 and effective January 1, 2023; the New York SHIELD Act, aspects of which took effect on October 23, 2019 and March 21, 2020, respectively; a range of additional laws in effect in states, including Colorado, Connecticut, Delaware, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, and Utah, as well as a range of proposed additional laws in other states; and a range of proposed additional laws at the federal level. The cumulative effects of the CCPA and other recently adopted laws, and active enforcement of existing privacy and consumer protection laws by the Federal Trade Commission and various state attorneys general – and the likely effect of additional laws that might be enacted – include an increased ability of individuals, relative to companies, to control the use of their personal information; increased obligations of companies to maintain the security of personal information; and increased exposure to fines or damages for companies that do not accord individuals their specified privacy rights, that experience data breaches, or that do not maintain reasonable security safeguards, procedures and practices. Companies may also be subject to purported class action and other litigation claims based on alleged violations of privacy laws. The Company will endeavor to maintain systems that promote compliance with applicable laws, but there can be no assurance that these systems will be effective in mitigating the business impact of individuals’ increased privacy rights or in ensuring compliance with such laws. In the event of fines or damages due to noncompliance or alleged noncompliance with such data privacy and cybersecurity laws, or related expenses such as the cost of investigation or legal defense, there may be a business impact on the Company.

Artificial Intelligence

Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, “AI”), and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve. While Stone Point Credit does not rely on AI at this time to make investment recommendations, the use of AI could exacerbate or create new and unpredictable risks to Stone Point Credit's business, including by potentially significantly disrupting the markets in which the Company operates or subjecting Stone Point Credit and the Company to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of Stone Point Credit and the Company. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by Stone Point.

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

New or Modified Laws or Regulations

The Company and its portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, including those relating to taxation, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, or in state or local government, as applicable, and new laws, regulations and interpretations could also come into effect. The effects of legislative and regulatory proposals directed at the financial services industry or affecting taxation, could negatively impact the operations, cash flows or financial condition of the Company or its portfolio companies, impose additional costs on the Company or its portfolio companies, intensify the regulatory supervision of the Company or its portfolio companies or otherwise adversely affect the Company’s business or the business of its portfolio companies. In addition, if the Company does not comply with applicable laws and regulations, it could lose any licenses that it then holds for the conduct of its business and could be subject to civil fines and criminal penalties. Any such new or changed laws or regulations could have a material adverse effect on the Company’s business, and political uncertainty could increase regulatory uncertainty in the near term.

In addition, there have been significant changes to United States trade policies, treaties and tariffs, and in the future there may be additional significant changes. These and any future developments, and continued uncertainty surrounding trade policies, treaties and tariffs, may have a material adverse effect on global economic conditions, inflation and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict the Company’s portfolio companies’ access to suppliers or customers, increase their supply-chain costs and expenses and could have material adverse effects on the Company’s business, financial condition and results of operations.

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

Holders of the Company’s Common Stock

As of March 6, 2026, there were 199 holders of record of the Company’s Common Stock.

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

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10‑K. Unless indicated otherwise, the “Company,” “we,” “us,” and “our” refer to Stone Point Credit Corporation, and the “Adviser” refers to Stone Point Credit Adviser LLC, an affiliate of Stone Point Capital LLC (“Stone Point Capital”) (together with the Adviser and their other affiliates, collectively, “Stone Point”).

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

As of December 31, 2025, we had called equity capital in the amount of $1,263.1 million. See “Subscriptions and Drawdowns” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates calling additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.

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

Our investment objective is to generate favorable risk-adjusted returns through current income and, to a lesser extent, capital appreciation by investing primarily in directly originated, senior secured first lien (including unitranche) loans. Although it is not our primary strategy, we also opportunistically invest in second lien loans, subordinated loans, mezzanine loans, structured finance securities and equity-related securities. We typically target loans issued by U.S. middle market companies with EBITDA between $30 million and $250 million annually. In the context of leveraged buyouts, acquisitions, debt refinancings, recapitalizations, and other opportunistic asset purchases. We may from time to time invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. Our investment objective may be changed without a vote of the holders of a majority of our common stock.

We have adopted a non-fundamental policy to invest, under normal market conditions, at least 75% of the value of our total assets (measured at the time of each such investment) in portfolio companies that are in the financial services, business services, software and technology or healthcare services sectors. The remaining 25% of the value of our total assets (measured at the time of each such investment) may be invested across a wide range of sectors (although we expect to avoid businesses which at the time of our investment participate in certain sectors such as payday lending, pawn shops, automobile title and tax refund anticipation loans, credit repair services, strip mining, drug paraphernalia, marijuana related businesses, gaming and pornography).

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

Expenses

Our day-to-day investment operations are managed by the Adviser, and services necessary for our business, including the origination and administration of our investment portfolio, are provided by individuals who are employees of the Adviser, Administrator, and Sub-Administrator, pursuant to the terms of the Investment Advisory Agreement, the Administration Agreement, and Sub-Administration Agreement. We will reimburse the Administrator for its allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement, including its allocable portion of the cost of certain of our officers and their respective staff, and the Adviser for certain expenses under the Investment Advisory Agreement. We bear our allocable portion of the compensation paid by Stone Point to the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staff (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by Administrator in performing its administrative obligations under the Administration Agreement, (iii) fees for services rendered by the Sub-Administrator that the Administrator determines are commercially reasonable; and (iv) all other expenses of its operations and transactions.

The Administrator can waive any amounts owed to it under the Administration Agreement, at its discretion. From time to time, the Adviser and the Administrator or its affiliates may pay third-party providers of goods or services. We will subsequently reimburse the Adviser or the Administrator, as applicable, for such amounts paid on our behalf.

Leverage

The amount of leverage that we employ will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. Effective November 20, 2020, the asset coverage ratio under the 1940 Act applicable to us decreased to 150% from 200%, so long as we meet certain disclosure requirements. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage. As a result of complying with the requirements set forth in Section 61 of the 1940 Act, effective as of December 1, 2020 we are able to borrow amounts such that our asset coverage ratio is at least 150%, rather than 200%. As of December 31, 2025 and 2024, our asset coverage ratio was 188% and 194%, respectively.

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets or capital commitments as collateral to financing facilities.

Financial and Operating Highlights

($ in thousands, except per share amounts)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Total investment income	$283,089	$277,502	$226,063
Total expenses	162,799	132,574	108,834
Net investment income (loss)	120,290	144,928	117,229
Total net realized gains (losses)	2,339	(5,762)	(133)
Total net change in unrealized appreciation (depreciation)	(1,970)	14,434	16,375
Net increase (decrease) in net assets resulting from operations	$120,659	$153,600	$133,471
Per share information - basic and diluted:
Net investment income (loss)	$1.88	$2.53	$2.62
Net increase (decrease) in net assets resulting from operations	$1.88	$2.68	$2.99
Distributions declared per share	$1.91	$2.55	$2.57

($ in thousands, except per share amounts) Consolidated balance sheet data	As of December 31, 2025	As of December 31, 2024	As of December 31, 2023
Cash and cash equivalents	$56,376	$51,760	$41,629
Investments at fair value	2,882,954	2,504,242	1,999,625
Total assets	2,963,047	2,597,264	2,067,898
Total debt (net of unamortized debt issuance costs)	1,544,985	1,317,926	1,061,253
Total liabilities	1,593,665	1,345,767	1,076,476
Total net assets	1,369,382	1,251,497	991,422
Net asset value per share	$19.83	$19.85	$19.71
Other data:
Number of portfolio companies	127	100	74
Distributions declared per share	1.91	2.55	2.57
Total return based on net asset value[1]	9.86%	14.34%	16.21%

(1)
Total return is based upon the change in net asset value per share between the opening and ending net asset values per share, assuming reinvestment of any distributions during the period. Total return is not annualized and does not include a sales load.

Selected Quarterly Financial Data (Unaudited)

The tables below set forth certain quarterly financial data for the years ended December 31, 2025 and 2024:

	Quarter Ended
($ in thousands, except per share amounts)	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Total investment income	$70,483	$73,652	$69,475	$69,479
Net investment income (loss)	29,349	32,189	29,198	29,554
Net realized gains (losses) and unrealized appreciation (depreciation)	(3,872)	(160)	3,914	487
Net increase (decrease) in net assets resulting from operations	25,477	32,029	33,112	30,041
Net investment income (loss) per common share	0.44	0.50	0.46	0.47
Basic and diluted earnings (loss) per common share	0.38	0.50	0.52	0.48
Net asset value per common stock at end of quarter	19.83	19.91	19.89	19.83

	Quarter Ended
($ in thousands, except per share amounts)	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Total investment income	$72,944	$69,648	$71,277	$63,633
Net investment income (loss)	37,384	34,898	38,801	33,845
Net realized gains (losses) and unrealized appreciation (depreciation)	(934)	4,765	(2,567)	7,408
Net increase (decrease) in net assets resulting from operations	36,450	39,663	36,234	41,253
Net investment income (loss) per common share	0.66	0.57	0.71	0.67
Basic and diluted earnings (loss) per common share	0.55	0.64	0.67	0.82
Net asset value per common stock at end of quarter	19.85	19.86	19.87	19.86

Portfolio and Investment Activity

Our investment activity for the years ended December 31, 2025, and 2024, is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
New investment commitments:
Total new investment commitments	$1,110,777	$1,477,558
Principal amount of investments funded:
First lien loans	$915,746	$1,059,439
Second lien loans	118,564	161,209
Unsecured notes	57,444	89,322
Total principal amount of investments funded	$1,091,754	$1,309,970
Principal amount of investments sold or repaid:
First lien loans	(576,075)	620,959
Second lien loans	(135,329)	183,381
Unsecured notes	(24,347)	59,735
Total principal amount of investments sold or repaid	$(735,751)	$864,075
Number of new investment commitments	78	72
Average new investment commitment	$14,241	$20,522
Percentage of new investment commitments at floating rates	96.6%	97.9%
Percentage of new investment commitments at fixed rates	3.4%	2.1%
Weighted average yield to maturity on purchased or funded investments during the period (1)	9.3%	10.3%
Weighted average yield to maturity on investments sold or repaid during the period	10.8%	12.1%

————————————————————

(1)
Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

As of December 31, 2025, we had 316 debt investments in 127 portfolio companies with an aggregate fair value of $2,820.7 million. As of December 31, 2024, we had 254 debt investments in 100 portfolio companies with an aggregate fair value of $2,504.2 million.

As of December 31, 2025 and 2024, our investments consisted of the following:

($ in thousands)	December 31, 2025			December 31, 2024
Investments:	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value
First Lien Loans	$2,550,532	$2,549,002	88.4%	$2,207,578	$2,209,392	88.2%
Second Lien Loans	141,741	133,093	4.6	157,690	151,362	6.0
Unsecured Notes	135,834	138,583	4.8	90,353	91,375	3.7
Preferred Equity	38,229	40,166	1.4	34,833	36,226	1.5
Common Equity and Warrants	17,133	22,110	0.8	12,353	15,887	0.6
Total Investments	$2,883,469	$2,882,954	100.0%	$2,502,807	$2,504,242	100.0%

The geographic composition of investments based on fair value as of December 31, 2025 and 2024 was as follows:

	December 31, 2025	December 31, 2024
U.S.	96.6%	98.9%
Non-U.S.	3.4	1.1
Total	100.0%	100.0%

The industry composition of investments based on fair value as of December 31, 2025 and 2024 was as follows:

	December 31, 2025	December 31, 2024
Capital Markets	4.1%	5.0%
Consumer Finance	2.3	1.5
Diversified Consumer Services	0.5	0.7
Financial Services	14.7	9.5
Health Care Providers & Services	17.9	16.8
Health Care Technology	3.0	3.1
Insurance	19.0	21.9
IT Services	3.9	7.8
Professional Services	15.4	16.5
Real Estate Management & Development	5.6	4.6
Software	12.9	12.6
Technology Hardware, Storage & Peripherals	0.7	—
Total	100.0%	100.0%

The following table presents certain selected information regarding our investment portfolio as of December 31, 2025 and 2024:

	As of
	December 31, 2025	December 31, 2024
Investments:
Number of portfolio companies	127	100
Median EBITDA	$129.6 million	$110.7 million
Percentage of performing debt bearing a floating rate	96.1%	96.2%
Percentage of performing debt bearing a fixed rate	3.9%	3.8%
Weighted average yield to maturity on investments(1)	9.7%	10.6%

————————————————————

(1)
Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

The following table presents the maturity schedule of our debt investments based on fair value as of December 31, 2025 and 2024:

($ in thousands)	December 31, 2025		December 31, 2024
Maturity Year	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
2025	$—	—%	$(84)	—%
2026	48,869	1.7	66,463	2.7
2027	125,756	4.5	273,196	11.1
2028	626,584	22.3	670,886	27.4
2029	410,123	14.5	527,977	21.5
2030	528,272	18.7	468,942	19.1
2031	599,120	21.2	362,966	14.8
2032	376,869	13.4	30,113	1.2
2033	25,506	0.9	13,974	0.6
2034	17,152	0.6	14,939	0.6
2035	3,914	0.1	—	—
2036	11,547	0.4	11,355	0.5
2037	46,966	1.7	11,402	0.5
	$2,820,678	100.0%	$2,452,129	100.0%

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

The following table shows the composition of our portfolio investments on the Adviser’s internal performance rating scale:

($ in thousands)	December 31, 2025		December 31, 2024
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$540,164	18.7%	$439,290	17.5%
2	2,160,900	75.0	1,949,232	77.9
3	158,374	5.5	93,237	3.7
4	23,516	0.8	22,483	0.9
5	—	—	—	—
	$2,882,954	100.00%	$2,504,242	100.0%

The following table presents the amortized cost of our performing and non-accrual investments as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,883,469	100.0%	$2,502,807	100.0%
Non-accrual	—	—	—	—
Total	$2,883,469	100.0%	$2,502,807	100.0%

The following table presents the fair value of our performing and non-accrual investments as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
($ in thousands)	Fair Value	Percentage	Fair Value	Percentage
Performing	$2,882,954	100.0%	$2,504,242	100.0%
Non-accrual	—	—	—	—
Total	$2,882,954	100.0%	$2,504,242	100.0%

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

Results of Operations

The following table presents the operating results for the years ended December 31, 2025, 2024, and 2023:

($ in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Total investment income	$283,089	$277,502	$226,063
Less: total expenses	162,799	132,574	108,834
Net investment income (loss)	120,290	144,928	117,229
Total net realized gains (losses)	2,339	(5,762)	(133)
Total net change in unrealized appreciation (depreciation)	(1,970)	14,434	16,375
Net increase (decrease) in net assets resulting from operations	$120,659	$153,600	$133,471

Investment Income

Total investment income consisted of interest income from investments, dividend income from investments, interest from cash and cash equivalents and fee income. For the years ended December 31, 2025, 2024, and 2023, total investment income was comprised of the following:

($ in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Interest income from investments	$277,413	$271,385	$223,951
Dividend income from investments	5,049	3,719	1,422
Interest from cash and cash equivalents	3	3	2
Fee income	624	2,395	688
Total investment income	$283,089	$277,502	$226,063

For the years ended December 31, 2025 and 2024, total investment income increased to $283.1 million from $277.5 million primarily due to an increase in the size of our debt portfolio, which at par, increased to $2,856.3 million from $2,489.7 million. For the year ended December 31, 2025, the weighted average yield on our portfolio decreased to 9.7% from 10.6% as of December 31, 2024. For the years ended December 31, 2025 and 2024, the Company recognized PIK income from investments of $13.2 million or 4.7% of total investment income, and $9.3 million or 3.3% of total investment income, respectively.

For the years ended December 31, 2024 and 2023, total investment income increased to $277.5 million from $226.1 million primarily due to an increase in the size of our debt portfolio, which at par, increased to $2,489.7 million from $2,012.0 million. For the year ended December 31, 2024, the weighted average yield on our portfolio decreased to 10.6% from 12.2% as of December 31, 2023.

Expenses

Operating expenses for the years ended December 31, 2025, 2024, and 2023 were as follows:

($ in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Base management fees	$35,043	$30,071	$24,304
Incentive fees	21,228	—	—
Interest and credit facility fees	97,851	94,465	77,361
Offering costs	48	56	97
Professional fees	8,576	7,552	6,642
Directors fees	368	368	368
Insurance expenses	64	62	62
Professional fees waiver	(379)	—	—
Total expenses	$162,799	$132,574	$108,834

Under the Administration Agreement, we will reimburse the Administrator for all reasonable costs and expenses incurred for services performed for us. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties, and we will reimburse the expenses of these parties incurred directly and/or paid by the Administrator on our behalf. The Administrator can waive any amounts owed to it under the Administration Agreement, at its discretion. For the year ended

December 31, 2025, the Administrator waived $379 of Sub-Administrator fees which will not be subject to reimbursement by the Company to the Administrator, and is included on the Consolidated Statement of Operations. For the years ended December 31, 2024 and 2023, the Administrator did not waive any expenses owed to it under the Administration Agreement.

For the years ended December 31, 2025, 2024, and 2023, the Company incurred $1.1 million, $1.0 million, and $1.3 million of administrative overhead expenses, respectively. For the years ended December 31, 2025, 2024, and 2023, the Administrator has elected not to waive any charges that would have been eligible for reimbursement under the terms of the Administration Agreement.

For the years ended December 31, 2025, and 2024 total expenses increased to $162.8 million from $132.6 million primarily due to incentive fees and an increase in interest and credit facility fees as a result of the 2029 Notes and Senior Notes. For the year ended December 31, 2025, the Company incurred $21.2 million of incentive fees compared to zero for the year ended December 31, 2024. For the year ended December 31, 2025, the weighted average borrowing and interest rate on our floating rate credit facilities was $965.2 million and 6.4% compared to $920.1 million and 7.9% for the year ended December 31, 2024. For the years ended December 31, 2025, and 2024, management fees increased due to an overall increase in total assets.

For the years ended December 31, 2024, and 2023 total expenses increased $132.6 million from $108.8 million primarily due to an increase in interest and credit facility fees and base management fees. For the year ended December 31, 2024, the weighted average borrowings and interest rate was $920.1 million and 7.9% compared to the weighted average borrowings and interest rate $763.0 million and 7.8% for the year ended December 31, 2023. For the years ended December 31, 2024, and 2023, management fees increased due to an overall increase in total assets.

Income Taxes, Including Excise Taxes

We have elected to be treated as a RIC under Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our Stockholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income, if any, for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our Stockholders, which generally relieve us from corporate-level U.S. federal income taxes and excise tax to the extent of such distributions. See “Item 1. Business—Material U.S Federal Income Tax Considerations.”

Net Realized Gains (Losses) and Unrealized Appreciation (Depreciation)

The following table summarizes our net realized gains (losses) and unrealized appreciation (depreciation) for the years ended December 31, 2025, 2024 and 2023:

($ in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Net realized gains (losses) and unrealized appreciation (depreciation)
Total net realized gains (losses)	$2,339	$(5,762)	$(133)
Total net change in unrealized appreciation (depreciation) on investments	(1,950)	14,434	16,375
Total net change in unrealized appreciation (depreciation) on translation of assets in foreign currencies	(20)	—	—

Net realized gains (losses) and unrealized appreciation (depreciation)	$369	$8,672	$16,242

The Adviser determines the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation.

During the year ended December 31, 2025, we had net change in unrealized appreciation (depreciation) on our investment portfolio of $(2.0) million, driven primarily by a decrease in mark to market prices of our debt investments compared to December 31, 2024. During the year ended December 31, 2024 we had net change in unrealized appreciation (depreciation) on our investment portfolio of $14.4 million driven primarily by an increase in the fair value of our debt instruments as a percentage of principal compared to December 31, 2023. During the year ended December 31, 2023 we had net change in unrealized appreciation on our investment portfolio of $16.4 million driven primarily by an increase in the fair value of our debt instruments as a percentage of principal compared to December 31, 2022. As of December 31, 2025, 2024, and 2023, the fair value of our debt investments as a percentage of principal was 98.8%, 98.5% and 97.5%, respectively.

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

Equity

For the years ended December 31, 2025, 2024, and 2023, we completed the following issuances of Common Stock:

($ in thousands) Common Share Issuance Date	Number of Common Shares Issued	Net Proceeds
December 31, 2025 (1)	490,974	$9,754
December 31, 2025	2,516,724	50,000
September 30, 2025 (1)	477,327	9,511
September 30, 2025	1,756,667	35,000
June 30, 2025	335,985	6,666
March 31, 2025(1)	352,159	6,983
March 31, 2025	88,251	1,750
December 31, 2024 (1)	565,762	11,223
December 31, 2024	81,918	1,625
September 27, 2024 (1)	647,722	12,833
September 27, 2024	117,353	2,325
July 2, 2024	282,309	5,600
June 28, 2024	6,539,426	129,521
June 28, 2024 (1)	634,347	12,564
April 2, 2024	12,684	250
March 28, 2024	3,402,804	66,893
March 26, 2024(1)	461,503	9,072
December 28, 2023	2,305,457	45,037
December 26, 2023	264,628	5,169
September 29, 2023	2,578,558	49,900
September 27, 2023 (1)	218,518	4,229
June 28, 2023	1,126,918	21,800
June 26, 2023 (1)	252,293	4,881
April 3, 2023	56,599	1,094
March 29, 2023	980,749	18,906
March 27, 2023 (1)	229,681	4,428

————————————————————

(1)
Shares were issued to Stockholders participating in our DRIP.

The issuances of Common Stock were made at a price at least equal to the current net asset value, with such calculation to be carried out consistent with our Valuation Policy. We had 69,072,088 shares outstanding as of December 31, 2025 and 63,054,004 shares outstanding as of December 31, 2024. Except with respect to shares of Common Stock issued under the DRIP, sales of Common Stock were made pursuant to subscription agreements entered into by us and our investors. Each of the sales of Common Stock is exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten business days’ prior notice to the funding date. As of December 31, 2025, we had received capital commitments totaling $1,514.7 million, of which $251.6 million remains unfunded. As of December 31, 2024, we had received capital commitments totaling $1,512.9 million, of which, $336.6 million remained unfunded.

Debt

Financing Facilities

The following tables show our outstanding debt, collectively referred to as the "Financing Facilities," as of December 31, 2025 and 2024:

	December 31, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value (2)
Capital Call Facility	$65,000	$31,500	$33,500	$31,435
Revolving Credit Facility (3)	850,000	803,524	46,476	797,166
Secured Credit Facility	300,000	223,500	76,500	221,372
2029 Notes	200,000	200,000	—	198,133
Senior Notes	300,000	300,000	—	296,879
Total	$1,715,000	$1,558,524	$156,476	$1,544,985

	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value (2)
Capital Call Facility	$65,000	$27,000	$38,000	$26,757
Revolving Credit Facility	850,000	680,000	170,000	671,821
Secured Credit Facility	300,000	200,000	100,000	197,076
2025 Notes	225,000	225,000	—	224,612
2029 Notes	200,000	200,000	—	197,660
Total	$1,640,000	$1,332,000	$308,000	$1,317,926

(1)
The amount available may be subject to limitations related to the borrowing base under the Financing Facilities, outstanding letters of credit issued and asset coverage requirements.
(2)
As of December 31, 2025 and 2024, all of our outstanding debt was categorized as Level 3 within the fair value hierarchy.
(3)
As of December 31, 2025, the Fund recorded $(20) of unrealized translation gain/(loss) on borrowings denominated in foreign currency.

Capital Call Facility - On December 29, 2020, we entered into the Capital Call Facility (as defined in "Consolidated audited financial statements as of and for the years ended December 31, 2025, and 2024 - Notes to the Consolidated Financial Statements - Note 6. Borrowings"), which as of December 31, 2025, allowed the Company to borrow up to $65.0 million. At our option, the Capital Call Facility will accrue interest at a rate per annum based on (i) daily simple SOFR plus an applicable margin of 2.35% or (ii) the greatest of (1) the prime rate or (2) the federal funds effective rate plus 0.5% plus an applicable margin of 1.35%. As of December 31, 2025, and December 31, 2024, unamortized financing costs of $65 and $243, respectively, are being deferred and amortized over the remaining term of the Capital Call Facility. As of December 31, 2025 and 2024, we had an outstanding balance of $31,500 and $27,000, respectively. As of December 31, 2025, the Capital Call Facility is presented on the Consolidated Statements of Assets and Liabilities totaling $31,435 and $26,757 as of December 31, 2024.

Revolving Credit Facility - On June 28, 2021, SPCC Funding I LLC (the “SPV I”), a wholly-owned financing subsidiary of us, entered into the Revolving Credit Facility (as defined in "Consolidated audited financial statements as of and for the years ended December 31, 2025, and 2024 - Notes to the Consolidated Financial Statements - Note 6. Borrowings"), which as of December 31, 2025, allowed SPV I to borrow up to $850 million. As of December 31, 2025, advances under the Revolving Credit Facility bear interest at a per annum rate equal to: (a) for advances denominated in USD, Term SOFR, (b) for advances denominated in CAD, three-month term rate based on CORRA, (c) for advances denominated in GBP, the daily simple Sterling Overnight Index Average for each day, (d) for advances denominated in AUD, the three-month average bid reference rate administered by the Australian Financial Markets Association for Australian dollar bills, and (e) for advances denominated in Euros, the three-month Euro interbank offered rate, in each case, in effect, plus the applicable margin of 2.00% per annum (or, for advances denominated in GBP, 2.1193% per annum). SPV I has paid and will pay, as applicable, commitment fees set forth in the Revolving Credit Facility, on the average daily unused amount of the financing commitments, which as of December 31, 2025 is 0.60% per annum. As of December 31, 2025 and 2024, unamortized financing costs of $6,358 and $8,179, respectively, are being deferred and amortized over the remaining term of the Revolving Credit Facility. As of December 31, 2025 and 2024, the Revolving Credit Facility had an outstanding balance of $803,524 and $680,000, respectively. The Revolving Credit Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $797,166 as of December 31, 2025 and $671,821 as of December 31, 2024.

Secured Credit Facility - On August 14, 2023, SPCC Funding II LLC (the “SPV II”), a wholly-owned financing subsidiary of us, entered into the Secured Credit Facility (as defined in "Consolidated audited financial statements as of and for the years ended December 31, 2025, and 2024 - Notes to the Consolidated Financial Statements - Note 6. Borrowings"), which, as of December 31, 2025, allowed SPV II to borrow up to $250.0 million under an asset-based revolving loan facility and up to $50 million under an asset-based revolving loan facility, each of which has its own borrowing base. The Secured Credit Facility will mature on March 3, 2030, unless terminated earlier as provided. SPV II may draw and redraw loans under the Secured Credit Facility during a commitment period ending on March 3, 2028, unless the commitments are terminated earlier. Loans drawn under the Secured Credit Facility will bear interest at Term SOFR plus 2.00% per annum and, in the case of loans drawn in euros or British pound sterling, an additional currency benchmark adjustment will apply. As of December 31, 2025, and December 31, 2024, unamortized financing costs of $2,128 and $2,924, respectively, are being deferred and amortized over the remaining term of the Secured Credit Facility. As of December 31, 2025, and December 31, 2024, the Secured Credit Facility had an outstanding balance of $223,500 and $200,000, respectively. The Secured Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $221,372 as of December 31, 2025 and $197,076 as of December 31, 2024.

2025 Notes - On May 19, 2022, we entered into the NPA (as defined in "Consolidated audited financial statements as of and for the years ended December 31, 2025, and 2024 - Notes to the Consolidated Financial Statements - Note 6. Borrowings") governing the issuance of $225.0 million in aggregate principal amount of senior unsecured notes due May 19, 2025 (the “2025 Notes”). On May 19, 2025, the 2025 Notes matured and were repaid in full. As of December 31, 2025 and 2024, the 2025 Notes had an outstanding balance of zero and $225,000. The 2025 Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling zero as of December 31, 2025 and $224,612 as of December 31, 2024.

2029 Notes - On September 17, 2024, we entered into the September 2024 NPA (as defined in "Consolidated audited financial statements as of and for the years ended December 31, 2025, and 2024 - Notes to the Consolidated Financial Statements - Note 6. Borrowings") governing the issuance of $200.0 million in aggregate principal amount of senior unsecured notes due September 15, 2029 (the “2029 Notes”). The 2029 Notes have a fixed interest rate of 6.70% per year, subject to a step up of (1) 1.00% per year, to the extent and for so long as the 2029 Notes fail to satisfy certain investment grade rating conditions and/or (2) 1.50% per year, to the extent and for so long as either our ratio of secured debt to total assets exceeds specified thresholds, measured as of each fiscal quarter-end, or we fail to deliver the required quarterly or annual financial statements and related certificates when due. The 2029 Notes will mature on September 15, 2029, unless redeemed, purchased or repaid prior to such date by us in accordance with the terms of the 2029 Notes. In addition, we are obligated to offer to repay the 2029 Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the 2029 Notes, we may redeem the 2029 Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if redeemed on or before June 16, 2029, a make-whole premium. As of December 31, 2025 and 2024, unamortized debt issuance costs of $1,867 and $2,340, respectively, are being deferred and amortized over the remaining term of the 2029 Notes. As of both December 31, 2025 and 2024, the 2029 Notes had an outstanding balance of $200.0 million. The 2029 Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $198,133 as of December 31, 2025 and $197,660 as of December 31, 2024.

Senior Notes - On March 21, 2025, the Company entered into the March 2025 NPA (as defined in "Consolidated audited financial statements as of and for the year ended December 31, 2025, and 2024 - Notes to the Consolidated Financial Statements - Note 6. Borrowings") governing the issuance of (i) $60.0 million in aggregate principal amount of senior unsecured notes due May 15, 2028 (the “2028 Notes”) and (ii) $240 million in aggregate principal amount of senior unsecured notes due May 15, 2030 (the “2030 Notes” and together with the 2028 Notes, the “Senior Notes”). The 2028 Notes have a fixed interest rate of 6.03% per year and the 2030 Notes have a fixed interest rate of 6.26% per year. The Senior Notes are subject to a step up of (1) 1.00% per year, to the extent and for so long as the Senior Notes fail to satisfy certain investment grade rating conditions and/or (2) (a) if the Senior Notes do not satisfy certain investment grade rating conditions, an additional 1.50% per year, to the extent and for so long as either the ratio of our secured debt to total assets exceeds specified thresholds, measured as of each fiscal quarter-end, or we fail to deliver the required quarterly or annual financial statements and related certificates when due or (b) if the Senior Notes satisfy certain investment grade conditions, an additional 1.00% per year, to the extent and for so long as either the ratio of our secured debt to total assets exceeds specified thresholds, measured as of each fiscal quarter-end, or we fail to deliver the required quarterly or annual financial statements and related certificates when due. The 2028 Notes will mature on May 15, 2028 and the 2030 Notes will mature on May 15, 2030, in each case, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the March 2025 NPA. As of December 31, 2025 the carrying amount of the Company’s borrowings under the Senior Notes approximated its fair value. As of December 31, 2025, unamortized debt issuance costs of $3,121 are being deferred and amortized over the remaining term of the Senior Notes. As of December 31, 2025, the Senior Notes had an outstanding balance of $300,000. The Senior Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $296,879 as of December 31, 2025.

Liquidity

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of December 31, 2025 and 2024:

	As of
($ in thousands)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$56,376	$51,760
Unused borrowing capacity (1)	91,476	243,000
Unfunded portfolio company commitments	(525,553)	(402,618)
Undrawn capital commitments	251,596	336,596
Total operational liquidity	$(126,105)	$228,738

(1)
Unused borrowing capacity has been adjusted to remove the maximum borrowing capacity under the Capital Call Facility given the Capital Call Facility would need to be repaid in full if we were to draw the remaining capital commitments.
(2)
We expect to maintain sufficient liquidity in the form of cash, financing capacity, liquid investments, and undrawn capital commitments from our investors to cover any outstanding unfunded portfolio company commitments we may be required to fund.

Distributions

For the year ended December 31, 2025, and 2024, we declared the following distributions:

($ in thousands, except share information) Record Date	Payment Date	Distribution Rate per Share	Annualized Distribution Yield (1)	Distribution Paid
December 26, 2025	December 30, 2025	$0.475	9.5%	$31,381
September 26, 2025	September 30, 2025	$0.475	9.5%	$30,320
June 27, 2025	June 30, 2025	$0.470	9.5%	$29,842
March 27, 2025	March 31, 2025	$0.490	10.0%	$30,896
December 27, 2024	December 31, 2024	$0.600	12.0%	$37,444
September 26, 2024	September 27, 2024	$0.650	13.0%	$40,067
June 26, 2024	June 28, 2024	$0.650	13.1%	$35,220
March 25, 2024	March 26, 2024	$0.650	13.2%	$32,700

(1)
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

Unfunded Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of December 31, 2025 and 2024, the Company had unfunded portfolio company commitments under loan and financing agreements in the amount of $525,553 and $402,618, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

Contractual Obligations

Our payment obligations for repayment of debt, which total our contractual obligations on December 31, 2025, include the following:

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Capital Call Facility	$65,000	$65,000	$—	$—	$—
Revolving Credit Facility	850,000	—	—	850,000	—
Secured Credit Facility	300,000	—	—	300,000	—
2029 Notes	200,000	—	—	200,000	—
Senior Notes	300,000	—	60,000	240,000	—
Total Contractual Obligations	$1,715,000	$65,000	$60,000	$1,590,000	$—

Hedging

In connection with certain portfolio investments, we may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while the Company can benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors could result in a poorer overall performance for the Company than if it had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions for either of the years ended December 31, 2025 and 2024.

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

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. We do not accrue as a receivable interest on loans and debt securities for accounting purposes if we have a reason to doubt our ability to collect such interest. Original issue discounts, market discounts or premiums are accreted or amortized over the life of the respective security using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income.

U.S. Federal Income Taxes

We have elected to be treated, and intend to qualify annually, to be taxed as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to stockholders. To qualify as a RIC, we must, among other things, maintain an election under the 1940 Act to be regulated as a BDC, meet specified source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes generally of an amount at least equal to 90% of the Company’s “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid. See "Note 11. Taxes."

Recent Developments

None.

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

As of December 31, 2025, 96.1% of the Company’s debt investments based on fair value were at floating rates. Our credit facilities, including our Capital Call Facility and Revolving Credit Facility, also bear interest at floating rates.

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2025, the following table shows the approximate annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors and assuming no changes in our investment portfolio and borrowing structure):

	Change in
Basis point change	Interest Income (1)	Interest Expense	Net Investment Income (Loss)
300	$82,422	$(31,756)	$50,666
200	54,948	(21,170)	33,777
100	27,474	(10,585)	16,889
(100)	(27,474)	10,585	(16,889)
(200)	(54,948)	21,170	(33,777)
(300)	(82,422)	31,756	(50,666)

——————————————————

(1)
Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts, subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments. During the periods covered by this Form 10‑K, we did not engage in interest rate hedging activities.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Stone Point Credit Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Stone Point Credit Corporation and subsidiaries (the Company), including the consolidated schedules of investments as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, and its cash flows for each of the years in the three year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2025 and 2024, by correspondence with the custodians, portfolio companies, agents, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

New York, New York
March 6, 2026

KPMG LLP, a Delaware limited liability partnership, and its subsidiaries are part of the KPMG global organization of independent member firms affiliated with KPMG

International Limited, a private English company limited by guarantee.

Stone Point Credit Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024

Assets:
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $2,878,151 and $2,502,807, respectively)	$2,877,134	$2,504,242
Controlled/affiliated investments (amortized cost of $5,318 and zero, respectively)	5,820	—
Total Investments, at fair value (amortized cost of $2,883,469 and $2,502,807, respectively)	2,882,954	2,504,242
Cash and cash equivalents (Note 2)	56,376	51,760
Non-controlled/non-affiliated investments interest receivable	22,330	23,453
Non-controlled/non-affiliated investments dividends receivable	187	—
Unsettled trades receivable	141	15,471
Paydown receivable	1,016	2,247
Deferred offering expenses	27	25
Prepaid expenses and other assets	16	66
Total assets	$2,963,047	$2,597,264

Liabilities:
Revolving credit facilities payable (net of deferred financing costs of $8,551 and $11,346, respectively) (Note 6)	$1,049,973	$895,654
Notes payable (net of debt issuance costs of $4,988 and $2,728, respectively) (Note 6)	495,012	422,272
Unsettled trades payable	14,102	69
Base management fees payable (Note 3)	9,201	8,013
Incentive fees payable (Note 3)	5,176	—
Accounts payable and accrued expenses	2,743	2,434
Interest and financing fees payable	17,458	17,325
Total liabilities	$1,593,665	$1,345,767

Commitments and contingencies (Note 5)	$—	$—
Net Assets:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2025 and December 31, 2024	$—	$—
Common stock, $0.001 par value, 250,000,000 shares authorized, 69,072,088 and 63,054,004 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	69	63
Paid in capital in excess of par	1,370,492	1,251,041
Distributable earnings (accumulated losses)	(1,179)	393
Total net assets	1,369,382	1,251,497
Total liabilities and net assets	$2,963,047	$2,597,264
Net asset value per share of Common Stock	$19.83	$19.85

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Investment income:
Interest income from non-controlled/non-affiliated investments	$277,413	$271,385	$223,951
Dividend income from non-controlled/non-affiliated investments	5,049	3,719	1,422
Interest income from cash and cash equivalents	3	3	2
Total interest and dividend income	282,465	275,107	225,375

Fee income	624	2,395	688
Total fee income	624	2,395	688
Total investment income	$283,089	$277,502	$226,063

Operating expenses:
Base management fees (Note 3)	$35,043	$30,071	$24,304
Incentive fees (Note 3)	21,228	—	—
Interest and financing fees (Note 6)	97,851	94,465	77,361
Offering costs (Note 4)	48	56	97
Professional fees	8,576	7,552	6,642
Directors fees	368	368	368
Insurance expense	64	62	62
Operating expenses before fee waivers	163,178	132,574	108,834
Professional fees waivers	(379)	—	—
Total expenses, net of fee waiver	162,799	132,574	108,834
Net investment income (loss)	$120,290	$144,928	$117,229
Net realized gains (losses) and unrealized appreciation (depreciation):
Net realized gains (losses):
Non-controlled/non-affiliated investments	$2,331	$(5,762)	$(133)
Foreign currency transactions	8	—	—
Total net realized gains (losses)	$2,339	$(5,762)	$(133)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$(2,452)	$14,434	$16,375
Controlled/affiliated investments	502	—	—
Translation of assets in foreign currencies	(20)	—	—
Total net change in unrealized appreciation (depreciation)	$(1,970)	$14,434	$16,375
Net increase (decrease) in net assets resulting from operations	$120,659	$153,600	$133,471

Per share information - basic and diluted:
Net investment income (loss)	$1.88	$2.53	$2.62
Net increase (decrease) in net assets resulting from operations	$1.88	$2.68	$2.99
Weighted average shares outstanding	64,143,009	57,255,840	44,712,958

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Changes in Net Assets

(in thousands, except shares and per share amounts)

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$120,290	$144,928	$117,229
Total net realized gains (losses)	2,339	(5,762)	(133)
Total net change in unrealized appreciation (depreciation)	(1,970)	14,434	16,375
Net increase (decrease) in net assets resulting from operations	120,659	153,600	133,471

Decrease in net assets resulting from Stockholder distributions:
Shares distributed pursuant to dividend reinvestment plan	(32,914)	(45,692)	(18,706)
Distributions to Stockholders from earnings	(89,525)	(99,739)	(95,971)
Net decrease in net assets resulting from Stockholder distributions	(122,439)	(145,431)	(114,677)

Increase in net assets resulting from capital share transactions:
Issuance of Common Stock pursuant to dividend reinvestment plan	32,914	45,692	18,706
Issuance of shares of Common Stock	86,751	206,214	136,737
Net increase in net assets resulting from capital share transactions	119,665	251,906	155,443

Total increase in net assets	117,885	260,075	174,237
Net assets, beginning of period	1,251,497	991,422	817,185
Net assets, end of period	$1,369,382	$1,251,497	$991,422
Net asset value per share	$19.83	$19.85	$19.71
Common Stock shares outstanding at the end of the period	69,072,088	63,054,004	50,308,175

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$120,659	$153,600	$133,471
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation on investments	1,950	(14,434)	(16,375)
Net change in unrealized (appreciation) depreciation on translation of assets in foreign currencies	20	—	—
Net realized (gains) losses on investments	(2,331)	5,762	133
Net amortization and accretion of premiums and discounts	(13,894)	(13,645)	(9,574)
Purchases of investments, net	(1,099,732)	(1,275,526)	(507,020)
Sales and repayments of investments, net	735,343	793,282	221,830
Amortization of deferred financing costs	2,885	2,438	2,401
Amortization of debt issuance costs	1,477	1,194	1,037
Changes in operating assets and liabilities:
Interest receivable	1,123	(2,031)	(2,289)
Dividend receivable	(187)	367	(366)
Unsettled trades receivable	15,330	(11,920)	(3,081)
Paydown receivable	1,231	(1,043)	510
Deferred offering expenses	(50)	(47)	(79)
Prepaid expenses and other assets	50	—	377
Base management fees payable	1,188	1,481	983
Incentive fees payable	5,176	—	—
Accounts payable and accrued expenses	309	(114)	166
Interest and financing fees payable	133	12,182	(6,871)
Unsettled trades payable	14,033	(931)	(544)
Net cash used in operating activities	(215,287)	(349,385)	(185,291)

Cash flows from financing activities:
Borrowings under revolving credit facilities	912,504	971,500	633,200
Payments on revolving credit facilities	(761,000)	(908,500)	(478,200)
Borrowings of Notes	300,000	200,000	—
Repayments of Notes	(225,000)	—	—
Deferred financing costs	(90)	(7,380)	(2,536)
Debt issuance costs	(3,737)	(2,579)	(100)
Distributions paid in cash	(89,525)	(99,739)	(95,971)
Proceeds from issuance of shares of Common Stock	86,751	206,214	136,737
Net cash provided by financing activities	219,903	359,516	193,130

Net increase (decrease) in cash and cash equivalents	4,616	10,131	7,839
Cash and cash equivalents, beginning of period	51,760	41,629	33,791
Cash and cash equivalents, end of period	$56,376	$51,760	$41,629

Supplemental and Non-Cash Information
Cash paid during the period for interest	$93,352	$78,650	$86,975
Reinvestment of distributions pursuant to dividend reinvestment plan during the period	$32,914	$45,692	$18,706
Non-Cash purchases of investments	$—	$—	$(4,914)
Non-Cash proceeds from investments	$—	$—	$4,914

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of December 31, 2025

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Non-Controlled/Non-Affiliated Investments
Debt Investments - 206.0%
Capital Markets
Cliffwater, LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.47%	4/22/2032	43,704	$43,168	$43,551	3.2%
Cliffwater, LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.47%	4/22/2032	-	(69)	(20)	0.0%
Wharf Street Ratings Acquisition LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.47%	9/16/2032	65,262	64,622	64,936	4.7%
Wharf Street Ratings Acquisition LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.47%	9/16/2027	-	(35)	(36)	0.0%
Wharf Street Ratings Acquisition LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.47%	9/16/2032	-	(72)	(37)	0.0%
Total Capital Markets							107,614	108,394

Consumer Finance
ACM ASOF VIII LClub LLC	First Lien Term Loan		N/A	13.00%	6/30/2030	6,106	6,080	6,242	0.5%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	(11)(13)	N/A	0.00%	9/15/2035	5	906	906	0.1%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	(11)(13)	N/A	0.00%	1/15/2035	2	383	509	0.0%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	(11)(13)	N/A	0.00%	3/15/2035	2	289	389	0.0%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	(11)(13)	N/A	0.00%	4/15/2035	2	495	577	0.0%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	(11)(13)	N/A	0.00%	2/21/2035	2	518	596	0.0%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	(11)(13)	N/A	0.00%	11/15/2035	5	937	937	0.1%
Equinox Buyer LLC	First Lien Term Loan		SOFR + 5.25%, 1.00% Floor	9.11%	9/9/2031	35,224	34,716	34,724	2.5%
Equinox Buyer LLC	First Lien Revolving Loan	(10)	SOFR + 5.25%, 1.00% Floor	9.11%	9/9/2031	-	(68)	(68)	0.0%
Exeter Short Term Funding LLC	First Lien Revolving Loan	(10)(13)	SOFR + 5.50%, 2.00% Floor	9.37%	2/9/2026	22,370	22,236	22,370	1.6%
Total Consumer Finance							66,492	67,182

Diversified Consumer Services
Harbor Purchaser Inc,	Second Lien Term Loan	(9)	SOFR + 8.50%, 0.50% Floor	12.22%	4/8/2030	12,500	12,334	9,022	0.7%
Houghton Mifflin Harcourt Co	First Lien Term Loan	(9)	SOFR + 5.25%, 0.50% Floor	9.07%	4/9/2029	4,936	4,891	4,369	0.3%
Total Diversified Consumer Services							17,225	13,391

Financial Services
ALP CFO 2024, L.P.	Unsecured Note	(13)	N/A	10.04%	10/15/2036	11,356	11,355	11,547	0.8%
Apex Group Treasury LLC	First Lien Term Loan	(9)(13)	SOFR + 3.50%	7.39%	2/27/2032	27,783	26,255	26,255	1.9%
Beacon Pointe Harmony, LLC	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.22%	12/29/2028	22,989	22,755	22,989	1.7%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.50%, 0.75% Floor	8.22%	12/29/2028	10,948	10,771	10,948	0.8%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.50%, 0.75% Floor	8.22%	12/29/2028	11,081	11,022	11,081	0.8%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.50%, 0.75% Floor	8.23%	12/29/2028	11,944	11,882	11,944	0.9%
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.22%	12/29/2027	-	(20)	-	0.0%
Barings Middle Market CLO Ltd.	Unsecured Note	(13)	SOFR + 6.17%	10.07%	4/15/2037	5,475	5,421	5,420	0.4%
Bottomline Technologies, Inc.	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.17%	5/14/2029	39,444	38,990	39,444	2.9%
Bottomline Technologies, Inc.	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.17%	5/15/2028	-	(30)	-	0.0%

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of December 31, 2025 (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Financial Services (continued)
Cerity Partners Equity Holding LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.17%	12/20/2027	-	(60)	(121)	0.0%
Cerity Partners Equity Holding LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.17%	7/28/2031	363	352	352	0.0%
Choreo Buyer LLC.	First Lien Term Loan		SOFR + 5.00%, 1.00% Floor	8.72%	2/18/2028	5,099	5,039	5,078	0.4%
Choreo Buyer LLC.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	8.72%	2/18/2028	248	164	183	0.0%
Churchill Middle Market CLO Ltd.	Unsecured Note	(13)	SOFR + 6.85%	10.71%	4/27/2037	1,570	1,570	1,570	0.1%
Coller Private Equity Backed Notes & Loans II-A L.P.	Unsecured Note	(10)(13)	SOFR + 5.20%	9.19%	4/30/2037	2,549	2,518	2,576	0.2%
Eclipse Buyer, Inc.	First Lien Term Loan		SOFR + 4.50%, 0.50% Floor	8.25%	9/8/2031	12,590	12,486	12,554	0.9%
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.50% Floor	8.25%	9/7/2026	-	(9)	(6)	0.0%
Eclipse Buyer, Inc.	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.50% Floor	8.25%	9/8/2031	-	(9)	(3)	0.0%
Flow Traders Holding, LLC	First Lien Term Loan	(13)	SOFR + 5.00%	8.84%	10/29/2031	29,612	29,174	29,168	2.1%
Flow Traders Holding, LLC	First Lien Revolving Loan	(10)(13)	SOFR + 5.00%	8.84%	10/29/2031	-	(168)	(173)	0.0%
GC Waves Holdings, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%	8.22%	10/4/2030	1,007	957	908	0.1%
HBWM Intermediate II, LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.47%	11/17/2031	4,548	4,529	4,528	0.3%
HBWM Intermediate II, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.75%, 0.75% Floor	8.47%	11/17/2031	5,457	5,435	5,433	0.4%
HBWM Intermediate II, LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.50% Floor	8.47%	8/18/2031	605	596	600	0.0%
Ivy Hill Asset Management, L.P.	Unsecured Note	(13)	N/A	9.00%	6/29/2028	4,300	4,300	4,432	0.3%
Ivy Hill Middle Market Credit Fund XII Ltd	Unsecured Note	(13)	SOFR + 6.26%	10.13%	4/20/2037	4,421	4,421	4,421	0.3%
LendingTree LLC	First Lien Term Loan	(9)(13)	SOFR + 4.50%	8.22%	8/21/2030	4,490	4,446	4,489	0.3%
MAI Capital Management Intermediate LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.42%	8/29/2031	6,876	6,817	6,811	0.5%
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan		SOFR + 4.75%, 0.75% Floor	8.42%	8/29/2031	4,061	4,026	4,023	0.3%
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.42%	8/29/2031	2,431	2,398	2,388	0.2%
MAI Capital Management Intermediate LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.44%	8/29/2031	368	352	350	0.0%
Ministry Brands Holdings, LLC	First Lien Term Loan		SOFR + 5.50%, 0.75% Floor	9.32%	12/28/2028	16,993	16,910	16,812	1.2%
Ministry Brands Holdings, LLC	First Lien Delayed Draw Term Loan		SOFR + 5.50%, 1.00% Floor	9.32%	12/28/2028	1,719	1,714	1,700	0.1%
Ministry Brands Holdings, LLC	First Lien Revolving Loan	(10)	ABR + 4.50%, 0.75% Floor	11.25%	12/30/2027	141	136	123	0.0%
Minotaur Acquisition, Inc.	First Lien Term Loan		SOFR + 5.00%, 1.00% Floor	8.72%	5/10/2030	1,459	1,444	1,444	0.1%
Minotaur Acquisition, Inc.	First Lien Term Loan		SOFR + 5.00%, 1.00% Floor	8.72%	5/10/2030	20,093	19,773	19,892	1.5%
Minotaur Acquisition, Inc.	First Lien Delayed Draw Term Loan		SOFR + 5.00%, 1.00% Floor	8.72%	5/10/2030	3,401	3,342	3,367	0.2%
Minotaur Acquisition, Inc.	First Lien Delayed Draw Term Loan		SOFR + 5.00%, 1.00% Floor	8.72%	5/10/2030	3,255	3,203	3,223	0.2%
Minotaur Acquisition, Inc.	First Lien Revolving Loan	(10)	SOFR + 5.00%, 1.00% Floor	8.72%	5/10/2030	-	(30)	(20)	0.0%
New Mountain Guardian IV Income Rated Feeder II, Ltd.	Unsecured Note	(13)	SOFR + 8.40%	12.09%	4/3/2037	1,000	1,000	1,017	0.1%
New Mountain Guardian IV Income Rated Feeder III, Ltd.	Unsecured Note	(13)	SOFR + 5.10%	8.79%	8/28/2037	1,689	1,689	1,720	0.1%
New Mountain Guardian IV Income Rated Feeder III, Ltd.	Unsecured Note	(13)	SOFR + 7.50%	11.19%	8/28/2037	8,050	8,050	8,182	0.6%
New Mountain Guardian IV Income Rated Feeder III, Ltd.	Unsecured Note	(13)	SOFR + 8.02%	11.71%	8/28/2037	5,885	5,804	5,979	0.4%
Nexus Buyer LLC	Second Lien Term Loan	(9)	SOFR + 5.75%	9.47%	1/14/2032	23,124	22,898	22,962	1.7%
Orion US Finco	Second Lien Term Loan	(9)	SOFR + 5.50%	9.43%	10/10/2033	10,000	9,908	10,100	0.7%
Payscape Buyer, Inc.	First Lien Term Loan		SOFR + 4.75%, 1.00% Floor	8.47%	10/29/2027	1,060	1,055	1,060	0.1%
Payscape Buyer, Inc.	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.47%	10/29/2027	14,728	14,612	14,728	1.1%
Payscape Buyer, Inc.	Second Lien Term Loan		SOFR + 8.00%, 1.00% Floor	11.72%	4/28/2028	245	244	245	0.0%
Payscape Buyer, Inc.	Second Lien Term Loan		SOFR + 8.00%, 1.00% Floor	11.72%	4/28/2028	1,250	1,217	1,250	0.1%
Payscape Buyer, Inc.	Second Lien Term Loan		SOFR + 8.00%, 1.00% Floor	11.72%	4/28/2028	3,461	3,461	3,461	0.3%
Payscape Buyer, Inc.	Second Lien Delayed Draw Term Loan		SOFR + 8.00%, 1.00% Floor	11.72%	4/28/2028	539	539	539	0.0%
Payscape Buyer, Inc.	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.47%	10/29/2027	-	(2)	-	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.50%, 1.00% Floor	8.49%	10/2/2028	1,459	1,448	1,453	0.1%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.50%, 1.00% Floor	8.49%	10/2/2028	1,462	1,440	1,456	0.1%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.50%, 1.00% Floor	8.49%	10/2/2028	13,054	12,972	12,995	0.9%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.50%, 1.00% Floor	8.49%	10/2/2028	15,405	15,368	15,336	1.1%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.50%, 1.00% Floor	8.49%	10/2/2028	11,960	11,826	11,906	0.9%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 1.00% Floor	8.49%	10/2/2028	-	(17)	(9)	0.0%
The Edelman Financial Engines Center LLC	Second Lien Term Loan	(9)	SOFR + 5.25%	8.97%	10/6/2028	10,100	10,085	10,104	0.7%
WEG Sub Intermediate Holdings, LLC	Unsecured Note		N/A	13.00% PIK	5/26/2033	15,395	15,207	15,406	1.1%
Total Financial Services							413,031	415,620

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of December 31, 2025 (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Health Care Providers & Services
Acentra Holdings, LLC	First Lien Term Loan		SOFR + 5.50%, 0.50% Floor	9.17%	12/17/2029	14,705	14,303	14,655	1.1%
Acentra Holdings, LLC	First Lien Term Loan		SOFR + 5.50%, 0.50% Floor	9.17%	12/17/2029	2,846	2,814	2,837	0.2%
Acentra Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.50%, 0.50% Floor	9.17%	3/19/2026	-	(45)	(30)	0.0%
Acentra Holdings, LLC	First Lien Revolving Loan	(10)	SOFR + 5.50%, 0.50% Floor	9.17%	12/17/2029	-	(20)	(5)	0.0%
Action Behavior Centers Therapy LLC	First Lien Term Loan		SOFR + 5.25%, 0.75% Floor	8.97%	7/2/2031	33,448	33,016	33,197	2.4%
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	8.97%	7/2/2031	2,194	2,142	2,148	0.2%
Action Behavior Centers Therapy LLC	First Lien Revolving Loan	(10)	SOFR + 5.25%, 0.75% Floor	8.97%	7/2/2031	-	(36)	(23)	0.0%
Belmont Buyer, Inc.	First Lien Term Loan		SOFR + 5.25%, 1.00% Floor	8.94%	6/21/2029	16,284	16,140	16,022	1.2%
Belmont Buyer, Inc.	First Lien Term Loan		SOFR + 6.50%, 1.00% Floor	10.19%	6/21/2029	17,998	17,638	17,998	1.3%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan		SOFR + 6.50%, 1.00% Floor	10.24%	6/21/2029	4,272	4,185	4,272	0.3%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan		SOFR + 5.25%, 1.00% Floor	8.94%	6/21/2029	1,943	1,918	1,912	0.1%
Belmont Buyer, Inc.	First Lien Revolving Loan	(10)	SOFR + 6.50%, 1.00% Floor	10.19%	6/21/2029	-	(38)	-	0.0%
Chartis Group, LLC	First Lien Term Loan		SOFR + 4.25%, 0.75% Floor	7.95%	9/17/2031	8,142	8,075	8,117	0.6%
Chartis Group, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.25%, 0.75% Floor	7.92%	9/17/2031	419	406	411	0.0%
Chartis Group, LLC	First Lien Revolving Loan	(10)	SOFR + 4.25%, 0.75% Floor	7.95%	9/17/2031	-	(10)	(4)	0.0%
Continental Buyer, Inc	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.22%	4/2/2031	28,601	28,233	28,461	2.1%
Continental Buyer, Inc	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.22%	4/2/2031	3,430	3,413	3,413	0.2%
Continental Buyer, Inc	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.22%	4/21/2028	-	(2)	(3)	0.0%
Continental Buyer, Inc	First Lien Delayed Draw Term Loan		SOFR + 4.50%, 0.75% Floor	8.22%	4/2/2031	3,499	3,482	3,481	0.3%
Continental Buyer, Inc	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.22%	4/2/2031	-	(43)	(24)	0.0%
CORA Health Holdings Corp.	First Lien Term Loan		SOFR + 5.75%, 1.00% Floor	9.72%	6/15/2027	14,156	14,101	13,208	1.0%
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan		SOFR + 5.75%, 1.00% Floor	9.72%	6/15/2027	234	234	219	0.0%
Covetrus, Inc.	First Lien Term Loan	(9)	SOFR + 5.00%, 0.50% Floor	8.67%	10/12/2029	8,174	7,870	7,368	0.5%
Giving Home Health Care	First Lien Term Loan		SOFR + 6.25%	10.23%	4/26/2029	45,152	45,083	44,732	3.3%
Headlands Buyer, Inc.	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.49%	9/29/2032	28,060	27,786	27,785	2.0%
Headlands Buyer, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.49%	9/29/2027	-	(55)	(111)	0.0%
Headlands Buyer, Inc.	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.49%	9/29/2032	-	(54)	(55)	0.0%
Jerry Erwin Associates, LLC	First Lien Term Loan		SOFR + 6.75%, 1.00% Floor	10.49%	10/15/2030	16,844	16,352	16,338	1.2%
Kwol Acquisition Inc	First Lien Term Loan		SOFR + 5.00%	8.72%	12/12/2029	2,379	2,375	2,357	0.2%
Kwol Acquisition Inc	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.72%	12/12/2029	1,366	1,353	1,353	0.1%
Kwol Acquisition Inc	First Lien Revolving Loan	(10)	SOFR + 5.00%	8.72%	12/12/2029	-	(1)	(5)	0.0%
MB2 Dental Solutions, LLC	First Lien Term Loan		SOFR + 5.50%, 0.75% Floor	9.22%	2/13/2031	53,844	53,437	54,382	4.0%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.50%, 0.75% Floor	9.22%	2/13/2031	5,805	5,754	5,917	0.4%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan		SOFR + 5.50%, 0.75% Floor	9.22%	2/13/2031	4,611	4,583	4,657	0.3%
MB2 Dental Solutions, LLC	First Lien Revolving Loan	(10)	SOFR + 5.50%, 0.75% Floor	9.22%	2/13/2031	404	388	404	0.0%
MEDX Holdings, LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.47%	7/21/2032	23,585	23,354	23,358	1.7%
MEDX Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.47%	7/21/2027	-	(46)	(94)	0.0%
MEDX Holdings, LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.47%	7/21/2032	-	(43)	(44)	0.0%
MIRRA-PRIMEACCESS Holdings, LLC	First Lien Term Loan		SOFR + 6.50%	10.60%	7/29/2026	23,938	23,863	20,368	1.5%
MIRRA-PRIMEACCESS Holdings, LLC	First Lien Revolving Loan	(10)	SOFR + 6.50%, 1.00% Floor	10.60%	7/29/2026	2,055	1,995	1,646	0.1%

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of December 31, 2025 (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Health Care Providers & Services (continued)
RCP Nats Purchaser, LLC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.69%	3/19/2032	40,942	40,462	40,709	3.0%
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.69%	3/19/2027	-	(46)	(47)	0.0%
RCP Nats Purchaser, LLC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.69%	3/19/2032	-	(64)	(33)	0.0%
RxB Holdings, Inc.	First Lien Term Loan	(9)	SOFR + 5.00%	8.73%	12/20/2027	14,390	14,102	14,228	1.0%
SpecialtyCare, Inc.	First Lien Term Loan		SOFR + 5.00%	8.99%	12/18/2029	13,755	13,726	13,632	1.0%
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%	8.84%	12/18/2029	124	121	120	0.0%
SpecialtyCare, Inc.	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.99%	6/18/2026	-	(5)	(10)	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Term Loan		SOFR + 5.00%	8.67%	1/2/2029	23,581	23,400	23,463	1.7%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.67%	1/2/2029	1,902	1,850	1,867	0.1%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan		SOFR + 5.00%, 0.75% Floor	8.67%	1/2/2029	5,293	5,257	5,267	0.4%
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	(10)	ABR + 4.00%, 0.75% Floor	10.75%	12/29/2026	2,100	2,090	2,082	0.2%
Trinity Partners Holdings, LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.57%	12/31/2030	26,593	26,382	26,593	1.9%
Trinity Partners Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.57%	6/30/2027	-	(103)	-	0.0%
TST Intermediate Holdings, LLC	First Lien Term Loan		SOFR + 5.50%, 1.00% Floor	9.44%	12/31/2028	15,726	15,680	15,017	1.1%
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.50%, 1.00% Floor	9.44%	12/31/2028	12,685	12,587	11,850	0.9%
TST Intermediate Holdings, LLC	First Lien Revolving Loan	(10)	ABR + 4.25%, 1.00% Floor	11.25%	12/31/2028	374	364	334	0.0%
Total Health Care Providers & Services							519,703	515,690

Health Care Technology
Finthrive Software Intermediate Holdings, Inc.,	First Lien Term Loan	(9)	SOFR + 5.25%	8.94%	12/15/2028	11,057	10,886	10,267	0.7%
Homecare Software Solutions LLC	First Lien Term Loan		SOFR + 5.55% (incl 2.93% PIK), 0.75% Floor	9.28%	6/16/2031	12,147	12,052	12,019	0.9%
Homecare Software Solutions LLC	First Lien Term Loan		SOFR + 5.55% (incl 2.93% PIK), 0.75% Floor	9.28%	6/16/2031	5,181	5,139	5,127	0.4%
Homecare Software Solutions LLC	First Lien Delayed Draw Term Loan		SOFR + 5.55% (incl 2.93% PIK), 0.75% Floor	9.28%	6/16/2031	4,512	4,476	4,464	0.3%
Imagine Acquisition, Inc.	First Lien Term Loan		SOFR + 5.00%, 1.00% Floor	8.98%	11/16/2027	27,781	27,643	27,781	2.0%
Imagine Acquisition, Inc.	First Lien Revolving Loan	(10)	SOFR + 5.00%, 1.00% Floor	8.98%	11/16/2027	-	(22)	-	0.0%
NextGen Healthcare	First Lien Term Loan		SOFR + 5.25%, 0.75% Floor	9.09%	11/11/2030	9,079	8,979	8,918	0.7%
NextGen Healthcare	First Lien Revolving Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.09%	11/9/2029	-	(9)	(16)	0.0%
Project Ruby Ultimate Parent Corp	Second Lien Term Loan		SOFR + 5.25%, 0.75% Floor	9.08%	3/12/2029	15,000	14,938	15,150	1.1%
Total Health Care Technology							84,082	83,710

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of December 31, 2025 (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Insurance
Alkeme Intermediary Holdings, LLC	First Lien Term Loan		SOFR + 5.00%, 1.00% Floor	8.67%	5/28/2027	11,521	11,507	11,475	0.8%
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan		SOFR + 5.00%, 1.00% Floor	8.67%	5/28/2027	23,131	23,103	23,039	1.7%
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan		SOFR + 5.00%, 1.00% Floor	8.67%	5/28/2027	9,960	9,939	9,920	0.7%
Amerilife Holdings LLC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.79%	8/31/2029	55,797	55,324	55,351	4.0%
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.79%	8/31/2029	7,205	7,132	7,145	0.5%
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan		SOFR + 5.00%, 0.75% Floor	8.79%	8/31/2029	147	146	146	0.0%
AmeriLife Holdings LLC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.79%	8/31/2028	945	909	900	0.1%
AP Highlands Holdings, L.P.	Unsecured Note		N/A	9.75%	10/16/2028	5,207	5,172	5,207	0.4%
AP Highlands Co-Invest, L.P.	Unsecured Note		N/A	9.75%	10/16/2028	3,184	3,162	3,183	0.2%
Arden Insurance Services LLC	First Lien Term Loan		SOFR + 4.75%, 1.00% Floor	8.42%	11/27/2030	13,039	12,876	12,931	0.9%
Arden Insurance Services LLC	First Lien Revolving Loan	(10)	ABR + 3.75%, 1.00% Floor	10.50%	11/27/2030	498	475	482	0.0%
ARMStrong Receivable Management	First Lien Term Loan		SOFR + 4.75%, 1.00% Floor	8.52%	10/5/2029	8,751	8,733	8,722	0.6%
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 1.00% Floor	8.52%	10/06/2026	-	(1)	(1)	0.0%
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 1.00% Floor	8.74%	10/5/2029	815	809	811	0.1%
ARMStrong Receivable Management	First Lien Revolving Loan	(10)	SOFR + 4.75%, 1.00% Floor	8.52%	10/5/2029	-	1	(1)	0.0%
Babylon Buyer, Inc.	First Lien Term Loan		SOFR + 5.25%, 0.75% Floor	8.97%	3/8/2030	2,691	2,664	2,664	0.2%
Babylon Buyer, Inc.	First Lien Term Loan		SOFR + 5.50%, 0.75% Floor	9.23%	3/8/2030	35,974	35,284	35,974	2.6%
Babylon Buyer, Inc.	First Lien Revolving Loan	(10)	SOFR + 5.50%, 0.75% Floor	9.23%	3/8/2030	-	(26)	-	0.0%
Bellwether Buyer, LLC	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.23%	4/15/2032	14,458	14,393	14,391	1.1%
Bellwether Buyer, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.23%	10/15/2027	-	(17)	(35)	0.0%
Bellwether Buyer, LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.23%	4/15/2032	-	(14)	(14)	0.0%
Captive Resources MIDCO, LLC	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.22%	7/2/2029	30,285	29,953	30,285	2.2%
Captive Resources MIDCO, LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.22%	7/1/2028	-	(18)	-	0.0%
CFC USA 2025 LLC	First Lien Term Loan	(9)	SOFR + 3.75%	7.74%	7/1/2032	20,000	19,336	19,525	1.4%
Euclid Transactional, LLC	First Lien Term Loan		SOFR + 5.50%, 0.75% Floor	10.63%	10/2/2028	71,561	70,802	71,561	5.2%
Foundation Risk Partners, Corp.	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.42%	10/29/2030	3,617	3,618	3,601	0.3%
Foundation Risk Partners, Corp.	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.42%	10/29/2030	33,062	33,062	32,913	2.4%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan		SOFR + 4.75%, 0.75% Floor	8.42%	10/29/2030	7,588	7,580	7,554	0.6%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan		SOFR + 4.75%, 0.75% Floor	8.42%	10/29/2030	4,479	4,479	4,459	0.3%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan		SOFR + 4.75%, 0.75% Floor	8.42%	10/29/2030	15,452	15,451	15,382	1.1%
Foundation Risk Partners, Corp.	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.42%	10/29/2029	881	881	866	0.1%
Galway Borrower LLC	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.17%	9/29/2028	33,598	33,358	33,598	2.5%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.17%	9/29/2028	2,201	2,168	2,143	0.2%
Galway Borrower LLC	First Lien Delayed Draw Term Loan		SOFR + 4.50%, 0.75% Floor	8.17%	9/29/2028	17,643	17,379	17,545	1.3%
Galway Borrower LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.19%	9/29/2028	528	522	528	0.0%

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of December 31, 2025 (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Insurance (continued)
Redwood Purchaser, INC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.42%	3/3/2031	20,462	20,228	20,230	1.5%
Redwood Purchaser, INC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.42%	3/3/2027	-	(57)	(120)	0.0%
Redwood Purchaser, INC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.42%	3/3/2031	1,004	950	948	0.1%
THG Acquisition, LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.47%	10/31/2031	26,032	25,806	25,801	1.9%
THG Acquisition, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.47%	10/31/2031	1,696	1,663	1,644	0.1%
THG Acquisition, LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.47%	10/31/2031	384	360	358	0.0%
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	8.67%	4/3/2030	6,739	6,698	6,686	0.5%
World Insurance Associates, LLC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 1.00% Floor	8.67%	4/3/2030	-	(3)	(3)	0.0%
Worldwide Insurance Network, LLC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	9.38%	5/28/2030	23,858	23,576	23,772	1.7%
Worldwide Insurance Network, LLC	First Lien Delayed Draw Term Loan		SOFR + 5.00%, 0.75% Floor	9.48%	5/28/2030	19,105	18,995	19,036	1.4%
Worldwide Insurance Network, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.43%	5/28/2030	1,980	1,903	1,925	0.1%
Total Insurance							530,261	532,527

IT Services
Auctane Holdings, LLC	First Lien Term Loan		SOFR + 5.75%, 0.75% Floor	9.58%	10/5/2028	38,800	38,433	38,218	2.8%
Auctane Holdings, LLC	First Lien Term Loan		SOFR + 5.75%, 0.75% Floor	9.58%	10/5/2028	12,731	12,610	12,540	0.9%
DCert Buyer, Inc.	Second Lien Term Loan	(9)	SOFR + 7.00%	10.72%	2/19/2029	8,259	8,180	7,475	0.5%
Evergreen Services Group PIK Holdco, LLC	Unsecured Note		N/A	13.75% PIK	4/7/2031	8,095	7,962	8,147	0.6%
Evergreen Services Group PIK Holdco, LLC	Unsecured Note		N/A	13.75% PIK	4/7/2031	4,445	4,373	4,474	0.3%
Omega Systems Intermediate Holdings, INC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.42%	1/15/2031	10,767	10,649	10,646	0.8%
Omega Systems Intermediate Holdings, INC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.42%	1/15/2031	2,001	1,956	1,930	0.1%
Omega Systems Intermediate Holdings, INC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.44%	1/15/2031	253	233	232	0.0%
Redwood Services Group, LLC	First Lien Term Loan		SOFR + 5.25%, 0.75% Floor	8.93%	6/15/2029	8,717	8,662	8,677	0.6%
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	8.93%	6/15/2029	9,134	9,047	9,083	0.7%
Syntax USA Holding Corporation	First Lien Term Loan	(13)	SOFR + 5.00%, 0.75% Floor	8.84%	10/29/2028	536	532	535	0.0%
Syntax USA Holding Corporation	First Lien Term Loan	(13)	SOFR + 5.00%, 0.75% Floor	8.82%	10/29/2028	10,359	10,312	10,340	0.8%
Total IT Services							112,949	112,297

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of December 31, 2025 (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Professional Services
Accordion Partners Holdings LLC	Unsecured Note		N/A	12.75% PIK	11/15/2034	17,413	17,142	17,152	1.3%
Accordion Partners LLC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.70%	11/17/2031	32,559	32,370	32,478	2.4%
Accordion Partners LLC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.70%	11/17/2031	5,030	5,023	5,017	0.4%
Accordion Partners LLC	First Lien Delayed Draw Term Loan		SOFR + 5.00%, 0.75% Floor	8.70%	11/17/2031	8,022	7,965	7,982	0.6%
Accordion Partners LLC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.70%	11/17/2031	-	(25)	(22)	0.0%
ALKU Intermediate Holdings, LLC	First Lien Term Loan		SOFR + 6.25%, 0.75% Floor	9.92%	5/23/2029	3,613	3,553	3,612	0.3%
ALKU Intermediate Holdings, LLC	First Lien Term Loan		SOFR + 5.50%, 0.75% Floor	9.17%	5/23/2029	399	394	392	0.0%
Aprio Advisory Group, LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.42%	8/1/2031	20,049	19,872	19,862	1.5%
Aprio Advisory Group, LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.42%	8/1/2031	2,749	2,698	2,724	0.2%
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.42%	8/1/2031	9,035	8,818	8,907	0.7%
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.75%, 0.75% Floor	8.42%	8/1/2031	8,731	8,643	8,649	0.6%
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.42%	12/23/2027	-	(1)	(2)	0.0%
Aprio Advisory Group, LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.42%	8/1/2031	-	(35)	(41)	0.0%
Baker Tilly Advisory Group, L.P.	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.47%	6/3/2031	20,672	20,408	20,672	1.5%
Baker Tilly Advisory Group, L.P.	First Lien Term Loan		SOFR + 4.25%, 0.75% Floor	7.97%	6/2/2032	6,716	6,653	6,653	0.5%
Baker Tilly Advisory Group, L.P.	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.25%, 0.75% Floor	7.97%	6/3/2027	-	(12)	(22)	0.0%
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	(10)	SOFR + 4.25%, 0.75% Floor	7.97%	6/2/2032	-	(9)	(10)	0.0%
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.47%	6/3/2030	-	(45)	-	0.0%
BDO USA, P.C.	First Lien Term Loan		SOFR + 5.00%, 2.00% Floor	8.86%	8/31/2028	13,229	13,065	13,229	1.0%
Cherry Bekaert Advisory LLC	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.22%	6/28/2030	4,277	4,266	4,234	0.3%
Cherry Bekaert Advisory LLC	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.22%	6/28/2030	4,231	4,189	4,189	0.3%
Cherry Bekaert Advisory LLC	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.22%	6/28/2030	2,478	2,454	2,453	0.2%
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.22%	6/28/2030	1,335	1,317	1,311	0.1%
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan		SOFR + 4.50%, 0.75% Floor	8.22%	6/28/2030	5,568	5,555	5,513	0.4%
Explorer Investor, Inc	First Lien Term Loan		SOFR + 6.00%, 0.50% Floor	9.73%	6/28/2029	28,046	26,965	25,625	1.9%
Heights Buyer, LLC	First Lien Term Loan		SOFR + 5.75%, 1.00% Floor	9.67%	8/25/2028	15,443	14,980	15,443	1.1%
Heights Buyer, LLC	First Lien Delayed Draw Term Loan		SOFR + 5.75%, 1.00% Floor	9.67%	8/25/2028	2,535	2,489	2,535	0.2%
Heights Buyer, LLC	First Lien Revolving Loan	(10)	SOFR + 5.75%, 1.00% Floor	9.67%	8/25/2028	-	(30)	-	0.0%
IG Investments Holdings, LLC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.84%	9/22/2028	46,612	46,214	46,384	3.4%
IG Investments Holdings, LLC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.84%	9/22/2028	-	(38)	(17)	0.0%
Inizio Group Limited	First Lien Term Loan	(9)(13)	SOFR + 4.25%, 0.50% Floor	8.02%	8/19/2028	3,974	3,860	3,880	0.3%
KRIV Acquisition Inc.	First Lien Term Loan		SOFR + 5.00%, 1.00% Floor	8.67%	7/31/2031	19,216	19,102	19,033	1.4%
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	8.67%	9/30/2027	-	(194)	(202)	0.0%
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	8.67%	9/30/2027	-	(8)	(14)	0.0%
KRIV Acquisition Inc.	First Lien Revolving Loan	(10)	SOFR + 4.50%, 1.00% Floor	8.49%	7/31/2031	30	27	27	0.0%
More Cowbell II LLC	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	7.99%	9/3/2030	27,224	26,766	27,224	2.0%

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of December 31, 2025 (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Professional Services (continued)
More Cowbell II LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	7.99%	9/3/2027	-	-	-	0.0%
More Cowbell II LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	7.99%	9/4/2029	-	-	-	0.0%
OMNIA Partners LLC	Second Lien Term Loan		SOFR + 5.00%	8.86%	5/31/2032	10,000	9,957	10,100	0.7%
P20 Parent, Inc.	First Lien Term Loan		SOFR + 7.50%, 1.00% Floor	11.17%	7/12/2028	44,021	43,561	42,833	3.1%
PAS Parent Inc.	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.22%	8/18/2032	9,611	9,526	9,518	0.7%
PAS Parent Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.22%	8/18/2028	-	-	(65)	0.0%
PAS Parent Inc.	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.22%	8/18/2031	-	-	(10)	0.0%
Petra Borrower, LLC	First Lien Term Loan		SOFR + 5.75%, 1.00% Floor	9.65%	11/15/2030	15,686	15,387	15,512	1.1%
Petra Borrower, LLC	First Lien Delayed Draw Term Loan		SOFR + 5.75%, 1.00% Floor	9.45%	11/15/2030	6,111	5,990	6,043	0.4%
Petra Borrower, LLC	First Lien Revolving Loan	(10)	SOFR + 5.75%, 1.00% Floor	9.65%	11/15/2029	-	(43)	(27)	0.0%
TRAKPurchaser, Inc	First Lien Term Loan		SOFR + 5.50%, 1.00% Floor	9.34%	6/20/2031	31,156	30,721	30,879	2.3%
TRAKPurchaser, Inc	First Lien Revolving Loan	(10)	SOFR + 5.50%, 1.00% Floor	9.34%	6/20/2031	-	(30)	(19)	0.0%
Wasteology Group Transporation LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.60%	11/3/2032	13,082	12,952	12,951	0.9%
Wasteology Group Transporation LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.60%	11/3/2027	-	(74)	(152)	0.0%
Wasteology Group Transporation LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.60%	11/3/2032	-	(46)	(47)	0.0%
Total Professional Services							432,292	432,366

Real Estate Management & Development
Accuserve Solutions, Inc.	First Lien Term Loan		SOFR + 6.00% (incl 3.38% PIK), 1.00% Floor	9.84%	3/15/2030	64,544	64,188	62,537	4.6%
Accuserve Solutions, Inc.	First Lien Revolving Loan	(10)	SOFR + 6.00% (incl 3.38% PIK), 1.00% Floor	9.84%	3/15/2030	1,643	1,643	1,439	0.1%
Claros Mortgage Trust Inc	First Lien Term Loan	(9)(13)	SOFR + 4.50%, 0.50% Floor	8.32%	8/9/2026	2,557	2,492	2,490	0.2%
Freedom Funding Center LLC	Unsecured Note	(9)(11)	N/A	12.00%	10/1/2037	15,000	15,000	16,081	1.2%
Guardian Restoration Partners Buyers, LLC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.67%	11/3/2031	8,167	8,078	8,077	0.6%
Guardian Restoration Partners Buyers, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.67%	11/3/2031	11,411	11,279	11,260	0.8%
Guardian Restoration Partners Buyers, LLC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.67%	11/3/2031	1,701	1,679	1,678	0.1%
Low Voltage Holdings Inc	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.42%	4/28/2032	3,929	3,900	3,925	0.3%
Low Voltage Holdings Inc	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.42%	10/28/2027	-	(3)	(1)	0.0%
Low Voltage Holdings Inc	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.42%	4/28/2032	-	(4)	(1)	0.0%
Metropolis Technologies Inc	First Lien Term Loan	(9)	SOFR + 5.25%	8.98%	11/3/2032	16,000	15,844	15,880	1.2%
Southpaw AP Buyer, LLC	First Lien Term Loan		SOFR + 5.50%, 1.00% Floor	9.49%	3/2/2028	10,567	10,475	10,492	0.8%
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.50%, 1.00% Floor	9.35%	3/2/2028	783	775	777	0.1%
Southpaw AP Buyer, LLC	First Lien Revolving Loan	(10)	SOFR + 5.50%, 1.00% Floor	9.53%	3/2/2028	198	191	192	0.0%
Titan Home Improvement, LLC	First Lien Term Loan		SOFR + 4.75%, 1.00% Floor	8.57%	5/31/2030	24,251	23,869	24,171	1.8%
Titan Home Improvement, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 1.00% Floor	8.57%	5/29/2026	-	(34)	(15)	0.0%
Titan Home Improvement, LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 1.00% Floor	8.57%	5/31/2030	-	(56)	(13)	0.0%
Total Real Estate Management & Development							159,316	158,969

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of December 31, 2025 (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Software
Anaplan Inc.	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.32%	6/21/2029	20,466	20,466	20,466	1.5%
Anaplan Inc.	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.32%	6/21/2028	-	-	-	0.0%
Archduke Buyer, Inc.	First Lien Term Loan		SOFR + 5.50%, 0.50% Floor	9.27%	12/3/2032	8,470	8,387	8,385	0.6%
Archduke Buyer, Inc.	First Lien Revolving Loan	(10)	SOFR + 5.50%, 0.50% Floor	9.27%	12/3/2032	-	(9)	(9)	0.0%
Cardinal Parent, Inc.	First Lien Term Loan	(9)	SOFR + 4.50%, 0.75% Floor	8.41%	11/12/2027	2,969	2,877	2,895	0.2%
Diligent Corporation	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.82%	8/6/2030	45,568	45,446	45,290	3.3%
Diligent Corporation	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.82%	8/6/2030	7,812	7,521	7,764	0.6%
Diligent Corporation	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.82%	4/30/2026	-	(23)	(25)	0.0%
Diligent Corporation	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.69%	8/6/2030	1,409	1,362	1,373	0.1%
Flexera Software LLC	First Lien Term Loan		SOFR + 4.50%, 0.50% Floor	8.35%	8/16/2032	4,781	4,770	4,781	0.3%
Flexera Software LLC	First Lien Term Loan		EURIBOR + 4.50%	6.43%	8/16/2032	2,836	3,311	3,319	0.2%
Flexera Software LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.50% Floor	8.35%	8/16/2032	-	(2)	-	0.0%
Fullsteam Holdco L.P.	Unsecured Note		N/A	13.00% PIK	8/9/2032	18,416	18,160	18,155	1.3%
Fullsteam Operations LLC	First Lien Term Loan		SOFR + 5.25%, 0.75% Floor	9.11%	8/8/2031	27,500	27,232	27,239	2.0%
Fullsteam Operations LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.11%	8/8/2027	-	(43)	(87)	0.0%
Fullsteam Operations LLC	First Lien Revolving Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.11%	8/8/2031	-	(31)	(32)	0.0%
GovDelivery Holdings LLC	First Lien Term Loan		SOFR + 5.50% (incl 2.00% PIK), 0.75% Floor	9.34%	1/17/2031	15,887	15,775	15,887	1.2%
GovDelivery Holdings LLC	First Lien Delayed Draw Term Loan		SOFR + 5.00% (incl 2.00% PIK), 0.75% Floor	8.84%	1/17/2031	2,353	2,331	2,347	0.2%
GovDelivery Holdings LLC	First Lien Revolving Loan	(10)	ABR + 4.25%	11.00%	1/17/2031	-	(16)	-	0.0%
GS Acquisitionco, Inc.	First Lien Term Loan		SOFR + 5.25%, 1.00% Floor	8.92%	5/25/2028	38,834	38,773	38,446	2.8%
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.25%, 1.00% Floor	8.92%	5/25/2028	528	523	514	0.0%
GS Acquisitionco, Inc.	First Lien Revolving Loan	(10)	SOFR + 5.25%, 1.00% Floor	8.92%	5/25/2028	400	397	389	0.0%
Helpsystems Holdings, Inc.	Second Lien Term Loan		SOFR + 9.00% PIK, 2.00% Floor	12.97%	11/19/2027	10,175	10,003	8,182	0.6%
Hyland Software, Inc	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.67%	9/19/2030	24,795	24,518	24,795	1.8%
Hyland Software, Inc	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.67%	9/19/2029	-	(11)	-	0.0%
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.37%	6/27/2027	-	(7)	(10)	0.0%
Kona Buyer, LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.37%	7/23/2031	-	(2)	(1)	0.0%
Mandolin Technology Intermediate Holdings, Inc.	Second Lien Term Loan		SOFR + 6.50% PIK, 1.00% Floor	10.50%	7/30/2029	18,377	18,272	14,703	1.1%
MRI Software LLC	First Lien Term Loan		SOFR + 4.75%, 1.00% Floor	8.42%	2/10/2028	5,036	5,031	5,031	0.4%
MRI Software LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 1.00% Floor	8.42%	2/10/2028	1,971	1,929	1,888	0.1%
MRI Software LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 1.00% Floor	8.44%	2/10/2028	506	495	494	0.0%
oneZero Financial Systems, LLC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.84%	10/7/2031	26,721	26,490	26,636	1.9%
oneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.84%	10/7/2031	1,577	1,550	1,562	0.1%
oneZero Financial Systems, LLC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.84%	10/7/2031	-	(28)	(10)	0.0%
Orion Advisor Solutions INC.	Second Lien Term Loan		SOFR + 5.75%, 1.00% Floor	9.65%	12/31/2030	19,800	19,705	19,800	1.4%

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of December 31, 2025 (Continued)

(in thousands)

Portfolio Company 1 2 3 4	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Software (continued)
Propio LS, LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.47%	5/13/2030	6,782	6,718	6,764	0.5%
Propio LS, LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.42%	5/13/2030	81	79	81	0.0%
Saab Purchaser, Inc	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.42%	11/12/2031	7,136	7,066	7,100	0.5%
Saab Purchaser, Inc	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.42%	9/22/2027	-	(33)	(35)	0.0%
Saab Purchaser, Inc	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.42%	11/12/2031	-	(9)	(5)	0.0%
Simplifi Holdings, Inc.	First Lien Term Loan		SOFR + 5.25%, 0.75% Floor	9.07%	12/31/2028	26,024	25,782	26,024	1.9%
Simplifi Holdings, Inc.	First Lien Revolving Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.07%	6/30/2028	271	261	271	0.0%
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.37%	6/27/2027	-	(4)	(6)	0.0%
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.37%	6/27/2027	-	(5)	(7)	0.0%
Tamarack Intermediate, L.L.C.	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.90%	3/13/2028	20,733	20,503	20,548	1.5%
Tamarack Intermediate, L.L.C.	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.90%	3/13/2028	-	(29)	(31)	0.0%
Total Software							365,481	360,871

Technology Hardware, Storage & Peripherals
LYTX, INC.	First Lien Term Loan		SOFR + 5.00%, 1.00% Floor	8.83%	2/28/2028	19,661	19,661	19,661	1.4%
Technology Hardware, Storage & Peripherals							19,661	19,661

Total Debt Investments							2,828,107	2,820,678

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of December 31, 2025 (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Interest Rate [5]	Acquisition Date	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Preferred Equity - 2.9%
Financial Services
Eclipse Buyer, Inc.	Preferred Equity		12.5% PIK	9/6/2024	3,939	3,872	3,907	0.3%
MC CIF Wealth Management (UK) Ltd.	Preferred Equity	(13)	12.00% PIK	8/12/2025	2,616	2,591	2,593	0.2%
MC CIF Wealth Management (UK) Ltd.	Preferred Equity	(13)	12.00% (incl 6.00% PIK)	8/12/2025	2,558	2,533	2,530	0.2%
Total Financial Services						8,996	9,030

Health Care Technology
Imagine Acquisition, Inc.	Preferred Equity	(14)	N/A	11/16/2021	2,000	2,000	3,398	0.2%
Total Health Care Technology						2,000	3,398

Insurance
Galway Partners Holdings LLC	Preferred Equity		14.00% PIK	4/28/2023	14,460	14,279	14,575	1.1%
Total Insurance						14,279	14,575

Real Estate Management & Development
ACC Ultimate Holdings, L.P.	Preferred Equity		N/A	12/9/2025	44	272	544	0.0%
Total Real Estate Management & Development						272	544

Software
GT Polaris Holdings, Inc	Preferred Equity		12.5% PIK	6/6/2022	12,802	12,682	12,619	0.9%
Total Software						12,682	12,619

Total Preferred Equity Investments						38,229	40,166

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of December 31, 2025 (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Interest Rate [5]	Acquisition Date	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Common Equity and Warrants - 1.2%
Capital Markets
Resolute Investment Managers, Inc.	Equity	(14)	N/A	12/29/2023	58	1,249	1,502	0.1%
Winterfell Co-Invest SCSP	Equity	(14)	N/A	9/19/2022	3,586	3,635	7,423	0.5%
Total Capital Markets						4,884	8,925

Health Care Providers & Services
New Giving Acquisition, Inc.	Equity	(14)	N/A	8/19/2022	2	-	1,007	0.1%
Total Health Care Providers & Services						-	1,007

Professional Services
THL Fund IX Investors (Plymouth), L.P.	Equity	(12)(14)	N/A	9/1/2023	3,182	3,181	5,646	0.4%
Total Professional Services						3,181	5,646

Real Estate Management & Development
ACC Ultimate Holdings, L.P.	Equity		N/A	5/8/2024	375	3,750	712	0.1%
Total Real Estate Management & Development						3,750	712

Total Common Equity and Warrants Investments						11,815	16,290

Total Non-Controlled/Non-Affiliated Investments						$2,878,151	$2,877,134

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of December 31, 2025 (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Interest Rate [5]	Acquisition Date	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Controlled/Affiliated - Investments
Common Equity - 0.4%
Professional Services
SPV CA IX, LLC	Equity	(10)(12)(14)(15)	N/A	7/18/2025	5,549	5,318	5,820	0.4%
Total Professional Services						5,318	5,820

Total Common Equity Investments						$5,318	$5,820

Total Controlled/Affiliated Investments						$5,318	$5,820

TOTAL INVESTMENTS						$2,883,469	$2,882,954

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of December 31, 2025 (Continued)

(in thousands)

(1)
All of the Company’s investments are domiciled in the United States except for Apex Group Treasury LLC, Barings Middle Market CLO Ltd., Inizio Group Limited, MC CIF Wealth Management Ltd, Flow Traders Holding LLC, New Mountain Guardian IV Income Rated Feeder II Ltd & New Mountain Guardian IV Rated Feeder III Ltd, and Syntax Systems Limited, which are domiciled in Ireland, the Cayman Islands, United Kingdom, United Kingdom, Bermuda, Bermuda, and Canada, respectively.
(2)
Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)
All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"), except for ALP CFO LP 2024-1, Apex Group Treasury LLC, Barings Middle Market CLO Ltd., Best Egg Asset Structured Pass Through Master Trust, Churchill Middle Market CLO Ltd., Claros Mortgage Trust, Inc., Coller Capital, Exeter Short Term Funding LLC, Inizio Group Limited, Ivy Hill Asset Management, Ivy Hill Middle Market Credit Fund XII Ltd, LD Holdings Group LLC., MC CIF Wealth Management (UK) Ltd. New Mountain Guardian IV Income Rated Feeder II, Ltd., New Mountain Guardian IV Rated Feeder III, LTD., and Syntax Systems Limited.
(4)
As of December 31, 2025, all investments are pledged as collateral unless otherwise stated.
(5)
The majority of the securities bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR"), which at December 31, 2025 was 3.87%; Alternate Base Rate ("ABR"), which at December 31, 2025 was 6.75%; and the Euro Interbank Offered Rate ("EURIBOR"), which at December 31, 2025was 1.94%. For each such security, the Fund has provided the applicable spread over SOFR, ABR and EURIBOR and the current contractual interest rate in effect at December 31, 2025. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
(6)
The date disclosed represents the expiration of the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(7)
Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(8)
Percentage is based on net assets of $1,369,382 as of December 31, 2025.
(9)
Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(10)
This investment has an unfunded commitment as of December 31, 2025. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(11)
Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $19,995 or 1.5% of net assets as of December 31, 2025 and are considered restricted.
(12)
Investment measured at net asset value (“NAV”)
(13)
This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2025, non-qualifying assets totaled 5.2% of the Company's total assets.
(14)
Securities are non-income producing.
(15)
As defined in the 1940 Act, the Company is deemed to be both an "affiliated person" and "control" the portfolio company because it owns more than 25% of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions for the year ended December 31, 2025 in which the portfolio company is deemed to be a "Control Investment" of the Company were as follows:

Portfolio Company	Asset Type	Fair value at December 31, 2024	Transfers in (out)	Purchases (cost)	Sales and paydowns	PIK interest (cost)	Amortization	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at December 31, 2025
Controlled/affiliated company investment:
SPV CA IX, LLC	Equity	$—	$—	$5,318	$—	$—	$—	$—	$502	$5,820
Total controlled/affiliated company investments		$—	$—	$5,318	$—	$—	$—	$—	$502	$5,820

Year Ended December 31,
		2025			2024
Portfolio Company	Asset Type	Interest Income	Dividend Income	Fee Income	Interest Income	Dividend Income	Fee Income
Controlled/affiliated company investments:
SPV CA IX, LLC	Equity	$—	$—	$—	n/a	n/a	n/a
Total controlled affiliated company investments		$—	$—	$—	n/a	n/a	n/a

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

December 31, 2025

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and the SPVs.

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

Cash and Cash Equivalents

Cash and cash equivalents consists of deposits in a money market account and demand deposits held at a custodian bank. Cash and cash equivalents are carried at cost, which approximates fair value. The Company’s deposits may, at times, exceed the insured limits under applicable law. The Company's deposits in money market funds are considered Level 1 securities within the fair value hierarchy. As of December 31, 2025 and 2024, there was $258 and zero, respectively, of cash denominated in foreign currencies included within “cash and cash equivalents” on the Consolidated Statement of Assets and Liabilities.

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

($ in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Fee Income	$624	$2,395	$688
Total revenue from contracts with customers	$624	$2,395	$688

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of both December 31, 2025 and 2024, no investments were on non-accrual status.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. During the years ended December 31, 2025, 2024, and 2023 the Company earned dividend income of $5,049, and $3,719 and $1,422, respectively, that were included on the Consolidated Statements of Operations as dividend income, respectively.

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

Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized gains(losses) from foreign currency and other transactions on the Consolidated Statements of Operations.

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

The Company evaluates tax positions taken or expected to be taken while preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted later based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions from inception through December 31, 2025. The Company’s federal and state tax returns remain open for the prior three or four years, depending upon the jurisdiction, and subject to examination by the Internal Revenue Service and state tax authorities.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. During the years ended December 31, 2025, 2024, and 2023, the Company recorded $2,339, $(5,762), and $(133) of realized gains (losses), respectively. During the years ended December 31, 2025, 2024 and 2023, the Company recorded $(1,970), $14,434 and $16,375 of unrealized appreciation (depreciation), respectively.

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

Base Management Fee

The Company pays to the Adviser an asset-based fee (the “Management Fee”) for management services in an amount equal to an annual rate of 1.30% of the average value of the Company’s gross assets (excluding cash and cash equivalents) as of the last day of the most recently completed calendar quarter and the last day of the immediately preceding calendar quarter payable quarterly in arrears. The Management Fee for any partial quarter is appropriately prorated based on the actual number of days elapsed during such partial quarter as a fraction of the number of days in the relevant calendar year. For the years ended December 31, 2025, 2024, and 2023, the Company incurred Management Fees of $35,043, $30,071 and $24,304, respectively. As of December 31, 2025 and 2024, the Company recorded Management Fees payable of $9,201 and $8,013, respectively.

Incentive Fee

Beginning December 21, 2024, on the fourth anniversary of the date on which Stockholders were required to fund their initial drawdown (the “Incentive Commencement Date”), the Company pays the Adviser an incentive fee (“Incentive Fee”) as set forth below. The Incentive Fee consists of two parts. The first part (the “Investment Income Incentive Fee”) is calculated and payable on a quarterly basis, in arrears, commencing December 31, 2024, following the Incentive Commencement Date, and equals 15% of “pre-incentive fee net investment income” for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.75% (i.e., 7% annualized) measured on a quarterly basis. For purposes of computing the initial installment of the Investment Income Incentive Fee, as the Incentive Commencement Date did not fall on the first day of a calendar quarter, the initial Investment Income Incentive Fee is calculated and payable for the period that commences on the Incentive Commencement Date through the last day of the first complete calendar quarter immediately following the Incentive Commencement Date (March 31, 2025). The second part (the “Capital Gains Incentive Fee”) is an annual fee that is calculated in arrears, as of the end of each calendar year (or as of the date of the termination of the Investment Advisory Agreement) in an amount equal to 15% of realized capital gains, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year, less the aggregate amount of any previously paid Capital Gains Incentive Fee. As the Incentive Commencement Date did not fall on the first day of a calendar year, the initial Capital Gains Incentive Fee shall be payable for the period that commences on the Incentive Commencement Date through December 31, 2025. For the years ended December 31, 2025, 2024, and 2023, the Company incurred Investment Income Incentive Fees of $21,228, zero and zero, respectively. For the years ended December 31, 2025, 2024 and 2023, the Company did not incur any Capital Gains Incentive Fees.

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

For the years ended December 31, 2025, 2024, and 2023, the Company incurred $1,135, $976 and $1,328, respectively, of administrative overhead expenses that were included on the Consolidated Statements of Operations as professional fees. As of December 31, 2025 and 2024, $440 and $213, respectively, of administrative overhead expenses remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses. For each of the years ended December 31, 2025 and 2024, the Administrator did not waive any charges that were eligible for reimbursement under the terms of the Administration Agreement.

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

For the years ended December 31, 2025, 2024 and 2023, the Company incurred expenses for services provided by the Sub-Administrator and the Custodian of $1,741, $1,864 and $1,754, respectively, that were included on the Consolidated Statements of Operations as professional fees. As of December 31, 2025 and 2024, $160 and $470, respectively, remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses. For the year ended December 31, 2025, the Administrator waived $379 of Sub-Administrator fees which will not be subject to reimbursement by the Company to the Administrator, and is included on the Consolidated Statement of Operations. For the years ended December 31, 2024 and 2023, the Administrator did not waive any expenses owed to it under the Administration Agreement.

Transfer Agent Fees

The Company has entered into a transfer agent servicing agreement with U.S. Bank Global Fund Services (in such capacity, the “Transfer Agent”). For the years ended December 31, 2025, 2024 and 2023, the Company incurred expenses for services provided by the Transfer Agent of $68, $44 and $69, respectively, that were included on the Consolidated Statements of Operations as professional fees. As of December 31, 2025 and 2024, $16 and $11, respectively, remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

Affiliated Capital Market Entities

The Adviser is an affiliate of SPC Capital Markets LLC, a Delaware limited liability company (the “Affiliated Broker-Dealer”), which is registered as a broker-dealer with the SEC and a member of FINRA and the Securities Investor Protection Corporation (together with the other Stone Point affiliated entities that conduct financial services, loan origination, structuring, placement or other similar business as a broker, dealer, distributor, syndicator, arranger or originator of securities or loans, collectively the “Affiliated Capital Market Entities”). During the year ended December 31, 2025, the Company paid the Affiliated Broker-Dealer a fee of $1,500 for services provided by the Affiliated Broker-Dealer in connection with the closing of the Senior Notes. During the year ended December 31, 2024, the Company paid the Affiliated Broker-Dealer a fee of $750 for services provided by the Affiliated Broker-Dealer in connection with the closing of the 2029 Notes. The Affiliated Broker-Dealer may receive fees from other investors and portfolio companies in which the Company invests but will not collect fees from the Company for its portfolio investments.

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

For the years ended December 31, 2025, 2024 and 2023, the Company incurred offering costs of $48, $56, and $97, respectively. As of both December 31, 2025 and 2024, there was no balance payable on the Consolidated Statements of Assets and Liabilities for offering expenses payable.

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

Unfunded Portfolio Company Commitments

From time to time, the Company enters into commitments to fund investments. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. As of December 31, 2025 and 2024, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

($ in thousands)
Portfolio Company	Type of Investment	December 31, 2025 Par	December 31, 2024 Par
Accordion Partners LLC	First Lien Delayed Draw Term Loan	$-	$5,454
Accordion Partners LLC	First Lien Revolving Loan	4,355	3,636
Accuserve Solutions, Inc.	First Lien Delayed Draw Term Loan	-	4,876
Accuserve Solutions, Inc.	First Lien Revolving Loan	4,930	6,573
Acentra Holdings, LLC	First Lien Delayed Draw Term Loan	8,715	8,715
Acentra Holdings, LLC	First Lien Revolving Loan	1,441	1,287
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	3,928	5,722
Action Behavior Centers Therapy LLC	First Lien Revolving Loan	3,071	3,071
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	-	12,511
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	330	4,753
AmeriLife Holdings LLC	First Lien Revolving Loan	4,727	6,891
Anaplan Inc.	First Lien Revolving Loan	1,546	1,546
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	256	-
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	4,739	-
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	-	4,741
Aprio Advisory Group, LLC	First Lien Revolving Loan	4,402	2,994
Archduke Buyer, Inc.	First Lien Revolving Loan	876	-
Arden Insurance Services LLC	First Lien Revolving Loan	1,332	1,463
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	394	1,020
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	294	-
ARMStrong Receivable Management	First Lien Revolving Loan	299	299
Babylon Buyer, Inc.	First Lien Revolving Loan	1,478	-
Baker Tilly Advisory Group, L.P.	First Lien Delayed Draw Term Loan	2,314	-
Baker Tilly Advisory Group, L.P.	First Lien Delayed Draw Term Loan	-	2,736
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	1,050	-
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	3,835	3,835

($ in thousands)
Portfolio Company	Type of Investment	December 31, 2025 Par	December 31, 2024 Par
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	$3,000	$3,000
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	-	9,390
Bellwether Buyer, LLC	First Lien Delayed Draw Term Loan	7,530	-
Bellwether Buyer, LLC	First Lien Revolving Loan	3,012	-
Belmont Buyer, Inc.	First Lien Revolving Loan	2,180	1,453
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	-	4,235
Bottomline Technologies, Inc.	First Lien Revolving Loan	3,849	7,366
Captive Resources Midco, LLC	First Lien Revolving Loan	2,203	2,203
Cerity Partners Equity Holding LLC	First Lien Delayed Draw Term Loan	24,111	-
Cerity Partners Equity Holding LLC	First Lien Revolving Loan	1,906	-
Chartis Group, LLC	First Lien Delayed Draw Term Loan	2,098	2,517
Chartis Group, LLC	First Lien Revolving Loan	1,259	1,259
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	1,142	-
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	-	638
Choreo Buyer LLC.	First Lien Delayed Draw Term Loan	15,311	15,560
Cliffwater, LLC	First Lien Revolving Loan	5,966	2,857
Coller Private Equity Backed Notes & Loans II-A L.P.	Unsecured Note	3,809	-
Continental Buyer Inc.	First Lien Delayed Draw Term Loan	-	8,153
Continental Buyer, Inc	First Lien Delayed Draw Term Loan	653	-
Continental Buyer Inc.	First Lien Revolving Loan	4,921	3,057
Diligent Corporation	First Lien Delayed Draw Term Loan	4,124	4,124
Diligent Corporation	First Lien Revolving Loan	4,587	5,997
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	2,134	2,134
Eclipse Buyer, Inc.	First Lien Revolving Loan	1,083	1,083
Ellkay, LLC	First Lien Revolving Loan	-	2,167
Equinox Buyer LLC	First Lien Revolving Loan	4,776	-
Exeter Short Term Funding LLC	First Lien Revolving Loan	10,184	8,797
Flexera Software LLC	First Lien Revolving Loan	1,056	-
Flow Traders Holding, LLC	First Lien Revolving Loan	11,564	-
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	-	4,686
Foundation Risk Partners, Corp.	First Lien Revolving Loan	2,644	4,407
Fullsteam Operations LLC	First Lien Delayed Draw Term Loan	9,167	-
Fullsteam Operations LLC	First Lien Revolving Loan	3,333	-
Galway Borrower LLC	First Lien Delayed Draw Term Loan	8,579	10,596
Galway Borrower LLC	First Lien Revolving Loan	2,491	2,767
GC Waves Holdings, Inc.	First Lien Delayed Draw Term Loan	18,790	-
GovDelivery Holdings LLC	First Lien Revolving Loan	2,193	2,193
GS Acquistionco, Inc.	First Lien Delayed Draw Term Loan	893	1,109
GS Acquistionco, Inc.	First Lien Revolving Loan	680	1,080
Guardian Restoration Partners Buyers, LLC	First Lien Delayed Draw Term Loan	2,257	9,082
Guardian Restoration Partners Buyers, LLC	First Lien Revolving Loan	357	2,057
HBWM Intermediate II, LLC	First Lien Delayed Draw Term Loan	-	5,498
HBWM Intermediate II, LLC	First Lien Revolving Loan	495	1,017
Headlands Buyer, Inc.	First Lien Delayed Draw Term Loan	11,376	-
Headlands Buyer, Inc.	First Lien Revolving Loan	5,565	-
Heights Buyer, LLC	First Lien Delayed Draw Term Loan	-	2,554
Heights Buyer, LLC	First Lien Revolving Loan	2,235	2,235
Hyland Software, Inc	First Lien Revolving Loan	1,199	1,199
IG Investments Holdings, LLC	First Lien Revolving Loan	3,509	3,509
Imagine Acquistionco, Inc.	First Lien Revolving Loan	4,630	4,399
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	3,188	-
Kona Buyer, LLC	First Lien Revolving Loan	355	-
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	1,510	-
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	21,215	24,923
KRIV Acquisition Inc.	First Lien Revolving Loan	356	-
Kwol Acquisition Inc	First Lien Delayed Draw Term Loan	31	-
Kwol Acquisition Inc	First Lien Revolving Loan	493	329
LendingTree, Inc.	First Lien Delayed Draw Term Loan	-	3,000
Low Voltage Holdings Inc	First Lien Delayed Draw Term Loan	787	-
Low Voltage Holdings Inc	First Lien Revolving Loan	606	-

($ in thousands)
Portfolio Company	Type of Investment	December 31, 2025 Par	December 31, 2024 Par
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	$2,099	$-
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	-	2,782
MAI Capital Management Intermediate LLC	First Lien Revolving Loan	1,622	1,331
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	5,386	8,932
MB2 Dental Solutions, LLC	First Lien Revolving Loan	1,840	2,244
MEDX Holdings, LLC	First Lien Delayed Draw Term Loan	9,809	-
MEDX Holdings, LLC	First Lien Revolving Loan	4,606	-
Ministry Brands Holdings, LLC	First Lien Revolving Loan	1,554	1,695
Minotaur Acquisition, Inc.	First Lien Delayed Draw Term Loan	-	3,401
Minotaur Acquisition, Inc.	First Lien Revolving Loan	2,041	2,041
MIRRA-PRIMEACCESS Holdings, LLC	First Lien Revolving Loan	685	685
MRI Software LLC	First Lien Delayed Draw Term Loan	14,450	-
MRI Software LLC	First Lien Revolving Loan	2,024	-
New Mountain Guardian IV Income Rated Feeder II, Ltd.	Unsecured Note	-	350
New Mountain Guardian IV Rated Feeder III, Ltd.	Unsecured Note	-	557
New Mountain Guardian IV Rated Feeder III, Ltd.	Unsecured Note	-	2,657
New Mountain Guardian IV Rated Feeder III, Ltd.	Unsecured Note	-	1,942
NextGen Healthcare	First Lien Revolving Loan	889	889
NextGen Healthcare	First Lien Delayed Draw Term Loan	-	2,370
More Cowbell II LLC	First Lien Delayed Draw Term Loan	1,891	-
More Cowbell II LLC	First Lien Revolving Loan	3,886	-
More Cowbell II LLC	First Lien Delayed Draw Term Loan	-	5,444
More Cowbell II LLC	First Lien Revolving Loan	-	4,247
Omega Systems Intermediate Holdings, INC	First Lien Delayed Draw Term Loan	4,332	-
Omega Systems Intermediate Holdings, INC	First Lien Revolving Loan	1,647	-
oneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	3,123	4,712
oneZero Financial Systems, LLC	First Lien Revolving Loan	3,365	3,365
Orion Advisor Solutions, LLC	First Lien Delayed Draw Term Loan	-	6,524
PAS Parent Inc.	First Lien Delayed Draw Term Loan	6,737	-
PAS Parent Inc.	First Lien Delayed Draw Term Loan	-	1,476
PAS Parent Inc.	First Lien Revolving Loan	1,000	1,000
PAS Parent Inc.	First Lien Delayed Draw Term Loan	-	5,625
Payscape Buyer, Inc.	First Lien Revolving Loan	326	326
Petra Borrower, LLC	First Lien Revolving Loan	2,456	2,456
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	-	3,193
Project K Buyerco, INC.	First Lien Revolving Loan	-	7,727
Propio LS, LLC	First Lien Revolving Loan	103	-
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	8,209	-
RCP Nats Purchaser, LLC	First Lien Revolving Loan	5,746	-
Redwood Purchaser, INC	First Lien Delayed Draw Term Loan	10,663	-
Redwood Purchaser, INC	First Lien Revolving Loan	4,018	-
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	2,051	-
Saab Purchaser, Inc	First Lien Delayed Draw Term Loan	6,905	-
Saab Purchaser, Inc	First Lien Revolving Loan	959	-
Simplifi Holdings, Inc.	First Lien Revolving Loan	2,620	2,892
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	1,881	-
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	2,112	-
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	76	260
Southpaw AP Buyer, LLC	First Lien Revolving Loan	670	868
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	352	-
SpecialtyCare, Inc.	First Lien Revolving Loan	1,062	446
SPV CA IX, LLC	Equity	20,087	-
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	5,075	6,300
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	1,400	3,500

($ in thousands)
Portfolio Company	Type of Investment	December 31, 2025 Par	December 31, 2024 Par
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	$1,902	$2,000
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	-	5,602
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	-	1,135
Tamarack Intermediate, L.L.C.	First Lien Revolving Loan	3,516	3,516
THG Acquisition, LLC	First Lien Delayed Draw Term Loan	4,144	5,847
THG Acquisition, LLC	First Lien Revolving Loan	2,539	2,706
Titan Home Improvement, LLC	First Lien Delayed Draw Term Loan	4,605	4,605
Titan Home Improvement, LLC	First Lien Revolving Loan	3,837	3,837
TRAK Purchaser, Inc	First Lien Revolving Loan	2,187	-
Trinity Partners Holdings, LLC	First Lien Delayed Draw Term Loan	7,447	6,625
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	5,817	5,817
TST Intermediate Holdings, LLC	First Lien Revolving Loan	516	890
Vital Care Buyer LLC	First Lien Revolving Loan	-	874
Wasteology Group Transporation LLC	First Lien Delayed Draw Term Loan	15,211	-
Wasteology Group Transporation LLC	First Lien Revolving Loan	4,707	-
Wharf Street Ratings Acquisition LLC	First Lien Delayed Draw Term Loan	7,251	-
Wharf Street Ratings Acquisition LLC	First Lien Revolving Loan	7,487	-
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	5,261	-
World Insurance Associates, LLC	First Lien Revolving Loan	649	-
Worldwide Insurance Network, LLC	First Lien Delayed Draw Term Loan	13,016	-
Worldwide Insurance Network, LLC	First Lien Delayed Draw Term Loan	-	12,174
Total Par.		$525,553	$402,618

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded on the consolidated financial statements and reflected as an adjustment to the valuation of the related security on the Consolidated Schedule of Investments as of both December 31, 2025 and 2024. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

The credit agreements of the unfunded portfolio company commitments contain customary lending provisions which are subject to the portfolio company’s achievement of certain milestones. In instances where the underlying company experiences material adverse effects that would impact the financial condition or business outlook of the company, there is relief to the Company from funding obligations for previously made commitments. Unfunded portfolio company commitments may expire without being drawn upon, and therefore, do not necessarily represent future cash requirements or future earning assets for the Company. The Company expects to maintain sufficient liquidity in the form of cash, financing capacity, liquid investments, and undrawn capital commitments from its investors to cover any outstanding unfunded portfolio company commitments the Company may be required to fund.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. Effective December 1, 2020, the asset coverage ratio under the 1940 Act Applicable to us decreased to 150% from 200%, so long as we meet certain disclosure requirements. As a result of complying with the requirements set forth in Section 61 of the 1940 Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of December 31, 2025 and 2024, the Company’s asset coverage ratios were 188% and 194%, respectively. For the year ended, December 31, 2025, the weighted average borrowing and interest rate on our floating rate credit facilities was $965,223 and 6.4% compared to $920,134 and 7.9% for the year ended December 31, 2024.

The following tables show the Company’s outstanding debt as of December 31, 2025 and 2024, respectively:

	December 31, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value (2)
Capital Call Facility	$65,000	$31,500	$33,500	$31,435
Revolving Credit Facility (3)	850,000	803,524	46,476	797,166
Secured Credit Facility	300,000	223,500	76,500	221,372
2029 Notes	200,000	200,000	—	198,133
Senior Notes	300,000	300,000	—	296,879
Total	$1,715,000	$1,558,524	$156,476	$1,544,985

	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value (2)
Capital Call Facility	$65,000	$27,000	$38,000	$26,757
Revolving Credit Facility	850,000	680,000	170,000	671,821
Secured Credit Facility	300,000	200,000	100,000	197,076
2025 Notes	225,000	225,000	—	224,612
2029 Notes	200,000	200,000	—	197,660
Total	$1,640,000	$1,332,000	$308,000	$1,317,926

(1)
The amount available may be subject to limitations related to the borrowing base under the Company's outstanding debt (collectively the "Financing Facilities"), outstanding letters of credit issued and asset coverage requirements.
(2)
As of December 31, 2025 and 2024, all of the Company’s outstanding debt was categorized as Level 3 within the fair value hierarchy.
(3)
As of December 31, 2025, the Fund recorded $(20) of unrealized translation gain/(loss) on borrowings denominated in foreign currency.

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

As of December 31, 2025 and 2024, the maximum borrowing capacity of the Company under the Capital Call Facility was $65,000.

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

On December 16, 2025, the Company executed a letter agreement (the “Fifth Amendment”) to amend its revolving credit agreement (as amended, the “Revolving Credit Agreement”), by and among, inter alios, the Company as the borrower, the lenders from time to time party thereto and Capital One, National Association, as the administrative agent, sole lead arranger and a lender. The Fifth Amendment, among other things, extends the maturity date to March 16, 2026 from December 26, 2025 and incorporates an additional committed 90-day extension option. The other material terms of the Revolving Credit Agreement were unchanged.

The Capital Call Facility includes customary covenants as well as usual and customary events of default for revolving credit facilities of this nature.

As of each of December 31, 2025 and 2024, the carrying amount of the Company’s borrowings under the Capital Call Facility approximated its fair value. As of December 31, 2025, and 2024, unamortized financing costs of $65 and $243, respectively, are being deferred and amortized over the remaining term of the Capital Call Facility. As of December 31, 2025 and 2024, the Company had an outstanding balance of $31,500 and $27,000, respectively. As of December 31, 2025 and 2024, the Capital Call Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $31,435 and $26,757, respectively.

The following table shows additional information about the interest and financing costs related to the Capital Call Facility for the year ended December 31, 2025, 2024 and 2023:

($ in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Interest expense related to the Capital Call Facility	$1,504	$2,666	$2,994
Financing expenses related to the Capital Call Facility	256	354	454
Total interest and financing expenses related to the Capital Call Facility	$1,760	$3,020	$3,448

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

As of December 31, 2025, the financing commitment from the lenders under the Revolving Credit Facility was $850,000 and borrowings under the Revolving Credit Facility bore interest at an applicable margin of 2.00% per annum with respect to SOFR loans. As of December 31, 2024, the financing commitment from the lenders under the Revolving Credit Facility was $850,000 and borrowings under the Revolving Credit Facility bore interest at an applicable margin of 2.45% per annum with respect to SOFR loans. In connection with the Revolving Credit Facility, SPV I made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions. The stated Maturity Date of the Revolving Credit Facility is June 27, 2029, unless otherwise terminated.

As of each of December 31, 2025 and 2024, the carrying amount of the Company’s borrowings under the Revolving Credit Facility approximated its fair value. As of December 31, 2025 and 2024, unamortized financing costs of $6,358 and $8,179, respectively, are being deferred and amortized over the remaining term of the Revolving Credit Facility. As of December 31, 2025 and 2024, the Revolving Credit Facility had an outstanding balance of $803,524 and $680,000, respectively. As of December 31, 2025 and 2024, the Revolving Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $797,166 and $671,821, respectively.

The following table shows additional information about the interest and financing costs related to the Revolving Credit Facility for the years ended December 31, 2025, 2024 and 2023:

($ in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Interest expense related to the Revolving Credit Facility	$47,260	$54,436	$54,030
Financing expenses related to the Revolving Credit Facility	1,821	1,507	1,782
Total interest and financing expenses related to the Revolving Credit Facility	$49,081	$55,943	$55,812

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

As of December 31, 2025 and 2024, the Secured Credit Facility is comprised of (i) a $250,000 asset-based revolving loan facility (the “ABL Facility”) and (ii) a $50,000 asset-based revolving loan facility (the “Revolver Facility”), each of which has its own borrowing base. The Secured Credit Facility contains customary covenants, including certain limitations on the activities of SPV II, and customary events of default.

On March 3, 2025, (the “First Amendment Date”), SPV II entered into an amendment to the Secured Credit Facility, which, among other things, reduced the applicable margin on borrowings from 3.10% to 2.00% per annum, extended the reinvestment period to March 3, 2028, and extended the maturity date to March 3, 2030.

As of each of December 31, 2025 and 2024, the carrying amount of the Company’s borrowings under the Secured Credit Facility approximated its fair value. As of December 31, 2025, and 2024, unamortized financing costs of $2,128 and $2,924, respectively, are being deferred and amortized over the remaining term of the Secured Credit Facility. As of both December 31, 2025, and 2024, the Secured Credit Facility had an outstanding balance of $223,500 and $200,000, respectively. As of December 31, 2025 and 2024, the Secured Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $221,372 and $197,076, respectively.

The following table shows additional information about the interest and financing costs related to the Secured Credit Facility for the years ended December 31, 2025, 2024 and the period from August 14, 2023 to December 31, 2023:

($ in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	Period from August 14, 2023 to December 31, 2023
Interest expense related to the Secured Credit Facility	$14,594	$17,002	$3,782
Financing expenses related to the Secured Credit Facility	808	576	165
Total interest and financing expenses related to the Secured Credit Facility	$15,402	$17,578	$3,947

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

As of each of December 31, 2025 and 2024, the carrying amount of the Company’s borrowings under the 2025 Notes approximated its fair value. As of December 31, 2025 and 2024, unamortized debt issuance costs of zero and $388, respectively, were being deferred and amortized over the remaining term of the 2025 Notes. As of December 31, 2025 and 2024, the 2025 Notes had an outstanding balance of zero and $225,000, respectively. The 2025 Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling zero as of December 31, 2025 and $224,612 as of December 31, 2024.

The following table shows additional information about the interest and financing costs related to the 2025 Notes for the years ended December 31, 2025, 2024 and 2023:

($ in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Interest expense related to the 2025 Notes	$5,028	$13,118	$13,118
Financing expenses related to the 2025 Notes	388	1,055	1,037
Total interest and financing expenses related to the 2025 Notes	$5,416	$14,173	$14,155

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

As of each of December 31, 2025 and 2024 the carrying amount of the Company’s borrowings under the 2029 Notes approximated its fair value. As of December 31, 2025 and 2024, unamortized debt issuance costs of $1,867 and $2,340, respectively, are being deferred and amortized over the remaining term of the 2029 Notes. As of both December 31, 2025 and 2024, the 2029 Notes had an outstanding balance of $200,000. The 2029 Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $198,133 as of December 31, 2025 and $197,660 as of December 31, 2024.

The following table shows additional information about the interest and financing costs related to the 2029 Notes for the year ended December 31, 2025, and the period from September 17, 2024 to December 31, 2024:

($ in thousands)	Year Ended December 31, 2025	For the period from September 17, 2024 to December 31, 2024
Interest expense related to the 2029 Notes	$13,400	$3,611
Financing expenses related to the 2029 Notes	573	139
Total interest and financing expenses related to the 2029 Notes	$13,973	$3,750

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

As of December 31, 2025 the carrying amount of the Company’s borrowings under the Senior Notes approximated its fair value. As of December 31, 2025, unamortized debt issuance costs of $3,121 are being deferred and amortized over the remaining term of the Senior Notes. As of December 31, 2025, the Senior Notes had an outstanding balance of $300,000. The Senior Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $296,879 as of December 31, 2025.

The following table shows additional information about the interest and financing costs related to the Senior Notes for the period from May 15, 2025 to December 31, 2025:

($ in thousands)	For the period from May 15, 2025 to December 31, 2025
Interest expense related to the Senior Notes	$11,703
Financing expenses related to the Senior Notes	516
Total interest and financing expenses related to the Senior Notes	$12,219

Note 7. Net Assets

Issuances of Equity Securities

For the years ended December 31, 2025, 2024 and 2023, the Company has completed the following issuances of Common Stock:

($ in thousands, except share information) Common Share Issuance Date	Number of Common Shares Issued	Net Proceeds	Per Share
December 30, 2025 (1)	490,974	$9,754	$19.87
December 30, 2025	2,516,724	50,000	19.87
September 30, 2025 (1)	477,327	9,511	19.92
September 30, 2025	1,756,667	35,000	19.92
June 30, 2025(1)	335,985	6,666	19.84
March 31, 2025(1)	352,159	6,983	19.85
March 31, 2025	88,251	1,750	19.85
December 31, 2024	81,918	1,625	19.84
December 31, 2024(1)	565,762	11,223	19.84
September 27, 2024 (1)	647,722	12,833	19.81
September 27, 2024	117,353	2,325	19.81
July 2, 2024	282,309	5,600	19.81
June 28, 2024	6,539,426	129,521	19.81
June 28, 2024 (1)	634,347	12,564	19.81
April 2, 2024	126,843	250	19.71
March 28, 2024	3,402,804	66,893	19.66
March 26, 2024(1)	461,503	9,072	19.66
December 28, 2023	2,305,457	45,037	19.54
December 26, 2023	264,628	5,169	19.51
September 29, 2023	2,578,558	49,900	19.35
September 27, 2023 (1)	218,518	4,229	19.31
June 28, 2023	1,126,918	21,800	19.34
June 26, 2023 (1)	2,522,293	4,881	19.37
April 3, 2023	56,599	1,094	19.19
March 29, 2023	980,749	18,906	19.27
March 27, 2023 (1)	239,681	4,428	19.25

(1)
Shares were issued to Stockholders participating in the Company’s DRIP.

The issuances of Common Stock were made at a price at least equal to the then-current net asset value, with such calculation carried out consistent with the Company’s Valuation Policy.

Except with respect to shares of Common Stock issued under the DRIP, sales of Common Stock were made pursuant to subscription agreements entered into by the Company and its investors. Each of the sales of Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten business days’ prior notice to the funding date. As of December 31, 2025, the Company has received capital commitments totaling $1,514.7 million, of which, $251.6 million remains unfunded. As of December 31, 2024, the Company had received capital commitments totaling $1,512.9 million, of which, $336.6 million remained unfunded.

Distributions

For the years ended December 31, 2025, 2024 and 2023, the Company declared the following distributions.

($ in thousands, except per share amounts)
Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
December 26, 2025	December 30, 2025	$0.475	$31,381
September 26, 2025	September 30, 2025	$0.475	$30,320
June 27, 2025	June 30, 2025	$0.470	$29,842
March 27, 2025	March 31, 2025	$0.490	$30,896
December 27, 2024	December 31, 2024	$0.600	$37,444
September 26, 2024	September 27, 2024	$0.650	$40,067
June 26, 2024	June 28, 2024	$0.650	$35,220
March 25, 2024	March 26, 2024	$0.650	$32,700
December 22, 2023	December 26, 2023	$0.670	$31,985
September 25, 2023	September 27, 2023	$0.655	$29,436
June 23, 2023	June 26, 2023	$0.640	$27,880
March 24, 2023	March 27, 2023	$0.600	$25,377

Note 8. Investments

The following table presents the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2025 and 2024:

($ in thousands)	December 31, 2025			December 31, 2024
Investments:	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value
First Lien Loans	$2,550,532	$2,549,002	88.4%	$2,207,578	$2,209,392	88.2%
Second Lien Loans	141,741	133,093	4.6	157,690	151,362	6.0
Unsecured Notes	135,834	138,583	4.8	90,353	91,375	3.7
Preferred Equity	38,229	40,166	1.4	34,833	36,226	1.5
Common Equity and Warrants	17,133	22,110	0.8	12,353	15,887	0.6
Total Investments	$2,883,469	$2,882,954	100.0%	$2,502,807	$2,504,242	100.0%

The geographic composition of investments based on fair value as of December 31, 2025 and 2024 was as follows:

	December 31, 2025	December 31, 2024
U.S.	96.6%	98.9%
Non-U.S.	3.4	1.1
Total	100.0%	100.0%

The industry composition of investments based on fair value as of December 31, 2025 and 2024 was as follows:

	December 31, 2025	December 31, 2024
Capital Markets	4.1%	5.0%
Consumer Finance	2.3	1.5
Diversified Consumer Services	0.5	0.7
Financial Services	14.7	9.5
Health Care Providers & Services	17.9	16.8
Health Care Technology	3.0	3.1
Insurance	19.0	21.9
IT Services	3.9	7.8
Professional Services	15.4	16.5
Real Estate Management & Development	5.6	4.6
Software	12.9	12.6
Technology Hardware, Storage & Peripherals	0.7	—
Total	100.0%	100.0%

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

The following table presents the fair value hierarchy as of December 31, 2025.

		December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$111,646	$2,437,356	$2,549,002
Second Lien Loans	—	59,663	73,430	133,093
Unsecured Notes	—	16,081	122,502	138,583
Preferred Equity	—	—	40,166	40,166
Common Equity & Warrants	—	—	10,644	10,644
Subtotal	$—	$187,390	$2,684,098	$2,871,488
Investments Measured at NAV	$—	$—	$—	$11,466
Total	$—	$187,390	$2,684,098	$2,882,954

The following table presents the fair value hierarchy as of December 31, 2024.

	December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$33,634	$2,175,758	$2,209,392
Second Lien Loans	—	71,766	79,596	151,362
Unsecured Notes	—	3,435	87,940	91,375
Preferred Equity	—	—	36,226	36,226
Common Equity & Warrants	—	—	11,696	11,696
Subtotal	$—	$108,835	$2,391,216	$2,500,051
Investments Measured at NAV	$—	$—	$—	$4,191
Total	$—	$108,835	$2,391,216	$2,504,242

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025
($ in thousands)	First Lien Loans	Second Lien Loans	Unsecured Note	Preferred Equity	Common Equity & Warrants	Total Investments
Fair value, beginning of period	$2,175,756	$79,596	$87,941	$36,227	$11,696	$2,391,216
Purchases of investments, net	785,965	8,606	47,152	9,609	13	851,345
Proceeds from sales and principal payments, net	(535,627)	(15,325)	(14,301)	(6,410)	—	(571,663)
Realized gain (loss) on investments	4,707	50	532	117	—	5,406
Net change in unrealized appreciation/(depreciation)	(1,762)	343	979	544	(1,065)	(961)
Net accretion of discount and amortization of investments	8,317	160	199	79	—	8,755
Ending balance	$2,437,356	$73,430	$122,502	$40,166	$10,644	$2,684,098

	Year Ended December 31, 2024
($ in thousands)	First Lien Loans	Second Lien Loans	Unsecured Note	Preferred Equity	Common Equity & Warrants	Total Investments
Fair value, beginning of period	$1,723,677	$151,404	$48,333	$27,540	$10,593	$1,961,547
Purchases of investments, net	985,731	120,393	58,413	7,483	3,769	1,175,789
Proceeds from sales and principal payments, net	(552,507)	(158,593)	(19,641)	—	—	(730,741)
Realized gain (loss) on investments	6,348	(8,157)	—	—	—	(1,809)
Net change in unrealized appreciation/(depreciation)	5,627	6,061	656	1,125	1,066	14,535
Net accretion of discount and amortization of investments	6,880	251	180	79	—	7,390
Transfers in (out) of Level 3	—	(31,763)	—	—	(3,732)	(35,495)
Ending balance	$2,175,756	$79,596	$87,941	$36,227	$11,696	$2,391,216

	Year Ended December 31, 2023
($ in thousands)	First Lien Loans	Second Lien Loans	Unsecured Note	Preferred Equity	Common Equity & Warrants	Total Investments
Fair value, beginning of period	$1,391,696	$149,314	$31,325	$9,925	$3,635	$1,585,895
Purchases of investments, net	452,849	—	16,558	16,594	5,217	491,218
Proceeds from sales and principal payments, net	(135,867)	(175)	—	—	(268)	(136,310)
Realized gain (loss) on investments	2,181	(670)	—	—	—	1,511
Net change in unrealized appreciation/(depreciation)	7,743	2,679	304	988	2,009	13,723
Net accretion of discount and amortization of investments	5,075	256	146	33	—	5,510
Ending balance	$1,723,677	$151,404	$48,333	$27,540	$10,593	$1,961,547

During the year ended December 31, 2025, there were no transfers into or out of Level 2 or Level 3. During the year ended December 31, 2024 there was one transfer out of Level 3 into Level 2 because of an increase in unobservable inputs and one transfer out of Level 3 as a result of utilizing NAV as a practical expedient. During the year ended December 31, 2023, there were no transfers into Level 3.

The following table presents the net change in unrealized appreciation (depreciation) for the Level 3 investments held by the Company at the years December 31, 2025, 2024 and 2023.

($ in thousands) Net Change in Unrealized Appreciation (Depreciation)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
First Lien Loans	$(1,762)	$5,627	$7,743
Second Lien Loans	343	6,061	2,679
Unsecured Notes	979	656	304
Preferred Equity	544	1,125	988
Common Equity & Warrants	(1,065)	1,066	2,009
Total	$(961)	$14,535	$13,723

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2025. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Adviser’s determination of fair value.

($ in thousands)	December 31, 2025
Investments	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
First Lien Loans	$1,991,420	Discounted Cash Flow	Discount Rate	5.5% - 15.4% (9.0%)
First Lien Loans	22,015	Recovery Analysis	Recovery Rate	5.8x
First Lien Loans	423,921	Market Transaction	Market Transaction	97.0% - 100.0% (99.2%)
Second Lien Loan	73,430	Discounted Cash Flow	Discount Rate	8.1% - 20.6% (12.1%)
Unsecured Notes	104,413	Discounted Cash Flow	Discount Rate	6.5% - 15.5% (11.6%)
Unsecured Notes	937	Market Transaction	Market Transaction	$174.00
Unsecured Notes	17,152	Market Transaction	Market Transaction	98.5%
Preferred Equity	36,224	Discounted Cash Flow	Discount Rate	13.1% - 14.9% (14.2%)
Preferred Equity	3,942	Enterprise Value Analysis	EBITDA Multiple	13.0x - 19.0x (18.2x)
Common Equity & Warrants	10,644	Enterprise Value Analysis	EBITDA Multiple	7.0x - 21.5x (17.0x)
Total	$2,684,098

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2024. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Adviser’s determination of fair value.

($ in thousands)	December 31, 2024
Investments	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
First Lien Loans	$1,973,337	Discounted Cash Flow	Discount Rate	8.4% - 17.5% (10.1%)
First Lien Loans	181,212	Market Transaction	Market Transaction	98.5% - 99.5% (99.0%)
First Lien Loans	21,207	Recovery Analysis	Recovery Rate	6.5x
Second Lien Loan	64,671	Discounted Cash Flow	Discount Rate	9.0% - 21.2% (14.1%)
Second Lien Loan	14,925	Market Transaction	Market Transaction	99.5%
Unsecured Notes	53,726	Discounted Cash Flow	Discount Rate	8.0% - 16.1% (12.7%)
Unsecured Notes	34,215	Market Transaction	Market Transaction	98.0% - 100.0% (98.9%)
Preferred Equity	33,086	Discounted Cash Flow	Discount Rate	13.2% - 15.0% (14.4%)
Preferred Equity	3,140	Enterprise Value Analysis	EBITDA Multiple	20.5x
Common Equity & Warrants	11,696	Enterprise Value Analysis	EBITDA Multiple	6.5x - 25.0x (18.3x)
Total	$2,391,216

Increases or decreases in unobservable inputs in isolation would result in a higher or lower fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. The methodology for the weighted average number of shares outstanding during the period utilizes the weighted average number of shares from the beginning of the period through the end of the period. Other potentially dilutive shares of Common Stock, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. For the three and twelve months ended December 31, 2025 and 2024, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of Common Stock for the years ended December 31, 2025, 2024 and 2023:

($ in thousands, except share and per share information)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Net increase (decrease) in net assets resulting from operations	$120,659	$153,600	$133,471
Weighted average shares of common stock outstanding - basic and diluted	64,143,009	57,255,840	44,712,958
Basic and diluted net increase (decrease) in net assets resulting from operations per share of common stock	$1.88	$2.68	$2.99

Note 11. Taxes

The Company has elected to be treated and intends to qualify annually as a RIC, to distribute substantially all of its income and to comply with the other requirements of the Code applicable to RICs. Accordingly, no provision for federal taxes is required. In addition, by distributing during each calendar year substantially all of its net investment income, net realized capital gains and certain other amounts, if any, the Company intends not to be subject to a material federal excise tax. The Company did not have any liabilities for uncertain tax positions or unrecognized tax benefits as of December 31, 2025.

For the year ended December 31, 2025, the Company had $3,061 of undistributed ordinary income, $3,564 of capital losses, $520 of net unrealized depreciation on investments and $(156) of other temporary differences. For the year ended December 31, 2024, the Company had $5,012 of undistributed ordinary income, $5,895 of capital losses, $1,448 of net unrealized appreciation on investments and $(172) of other temporary differences. For the year ended December 31, 2023, the Company had $5,338 of undistributed ordinary income, $133 of capital losses, $12,999 of net unrealized depreciation on investments and $(188) of other temporary differences. Total distributions declared during the years ended December 31, 2025, 2024 and 2023, were comprised entirely of ordinary income.

During the years ended December 31, 2025, 2024, and 2023, the Company recorded a Return of Capital Statement of Position (“ROCSOP”) adjustment for permanent book to tax differences of $208, $206 and $147, respectively, primarily due to the differing book and tax treatment of offering costs and excise taxes.

As of December 31, 2025 and 2024, the tax cost of the Company’s investments approximates its amortized cost.

Note 12. Financial Highlights

The following per share of Common Stock data has been derived from information provided on the consolidated financial statements. The following is a schedule of financial highlights for the twelve months ended December 31, 2025 and 2024:

($ in thousands, except share and per share information)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Per share of Common Stock operating performance:
Net asset value, beginning of period	$19.85	$19.71	$19.32	$20.14	$19.39
Results of operations:
Net investment income (1)	1.88	2.53	2.62	1.94	1.51
Net realized gains (losses) and unrealized appreciation (depreciation) (2)	0.01	0.15	0.34	(0.87)	0.20
Net increase (decrease) in net assets resulting from operations	1.89	2.68	2.96	1.07	1.71

Distributions to Common Stockholders
Distributions from earnings	(1.91)	(2.55)	(2.57)	(1.89)	(0.96)
Net decrease in net assets resulting from distributions	(1.91)	(2.55)	(2.57)	(1.89)	(0.96)
Net asset value, end of period	$19.83	$19.85	$19.71	$19.32	$20.14

Shares outstanding, end of period	69,072,088	63,054,004	50,308,175	42,294,773	27,093,753
Ratio/Supplemental Data
Net assets, end of period	$1,369,382	$1,251,497	$991,422	$817,186	$545,569
Weighted average shares outstanding	64,143,009	57,255,840	44,712,958	33,466,524	11,072,368
Total return (3)	9.86%	14.34%	16.21%	5.35%	8.91%
Portfolio turnover	27.55%	34.89%	11.09%	13.26%	9.90%
Ratio of operating expenses to average net assets (4)	12.62%	11.44%	12.20%	9.37%	5.81%
Ratio of net investment income (loss) to average net assets (4)	9.30%	12.51%	13.14%	9.36%	6.34%

(1)
The per share of Common Stock data was derived by using weighted average shares outstanding during the period.
(2)
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
(3)
Total return is based upon the change in net asset value per share between the opening and ending net asset values per share, assuming reinvestment of any distributions during the period. Total return is not annualized and does not include a sales load.
(4)
The ratios reflect an annualized amount. Non-recurring expenses were not annualized. During the years ended December 31, 2025, 2024 and 2023, the Company incurred $48, $56 and $97 of Offering Expenses, respectively, which were deemed to be non-recurring.

Note 13. Subsequent Events

Management has evaluated subsequent events and transactions for potential recognition and/or disclosure through the date the consolidated financial statements were issued. Except as set forth below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized on the consolidated financial statements as of and for the year ended December 31, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

As of December 31, 2025 (the end of the period covered by this report), our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) of the 1934 Act). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2025.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Directors

Information regarding the board of directors is as follows:

Name	Age	Position(s) Held	Expiration of Term
Interested Directors
David J. Wermuth	57	Chairman	2026
Scott J. Bronner	42	President	2028
Independent Directors
Jennifer J. Burleigh	59	Director	2027
Scott E. Heberton	59	Director	2028
Peter E. Roth	67	Director	2026

The address for each director is c/o Stone Point Credit Corporation, 20 Horseneck Lane, Greenwich, Connecticut 06830.

Executive Officers Who Are Not Directors

Information regarding the Company’s current executive officers who are not directors is as follows:

Name	Age	Position(s) Held
Steven P. Henke	42	Chief Financial Officer and Treasurer
Brian J. Rooder	49	Chief Compliance Officer and Secretary

The address for each executive officer is c/o Stone Point Credit Corporation, 20 Horseneck Lane, Greenwich, Connecticut 06830.

Biographical Information

Interested Directors

David J. Wermuth Mr. Wermuth is the Chairman of the Board, Managing Director and General Counsel of the Adviser, Co-President, Chief Operating Officer and General Counsel Stone Point Capital, a member of the Investment Committees of the Adviser and the general partners of the Trident Funds, and a member of the Valuation Committee of the Adviser. Mr. Wermuth is also a member of Stone Point’s Risk and Compliance Committee and currently serves on the board of Stone Point Credit Income Fund. He joined the Stone Point platform in 1999 from Cleary, Gottlieb, Steen & Hamilton LLP, where from 1996 to 1999 he was a corporate attorney specializing in mergers and acquisitions. Prior to joining Cleary Gottlieb, Mr. Wermuth served as a law clerk to a federal judge of the U.S. Court of Appeals for the Ninth Circuit and as an auditor for KPMG Peat Marwick. Mr. Wermuth holds a B.A. from Yale University, an M.B.A. from the New York University Leonard N. Stern School of Business and a J.D. from Cornell Law School.

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

Independent Directors

Jennifer J. Burleigh is an independent Director and Chair of the Nominating and Governance Committee of Stone Point Credit Corporation. Ms. Burleigh is also an independent Trustee and Chair of the Nominating and Governance Committee of Stone Point Credit Income Fund and Stone Point Credit Income Fund - Select. Ms. Burleigh, a retired partner of Debevoise & Plimpton, focused her legal practice on advising sponsors of private investment funds, covering a broad array of strategies, including leveraged buyout, energy/infrastructure, real estate, mezzanine and distressed debt and equity. Ms. Burleigh had significant experience in emerging markets fund formation, including assisting emerging market-based sponsors in accessing international markets. Ms. Burleigh also advised with respect to asset manager spin-outs, strategic investments in private investment firms and the establishment of new investment firms. Ms. Burleigh joined Debevoise in 1994, becoming a partner in 2002. She retired from practice in 2014 and has devoted her time to non-profit work and writing fiction. Ms. Burleigh currently serves on the board of Concord Academy in Concord, Massachusetts. Ms. Burleigh received her B.A. with honors from Stanford University in 1989, and her J.D. in 1994 from Columbia Law School, where she was a Harlan Fiske Stone Scholar and a managing editor of the Columbia Law Review.

Scott E. Heberton is an independent Director of Stone Point Credit Corporation. Mr. Heberton is also an independent Trustee of Stone Point Credit Income Fund and Stone Point Credit Income Fund - Select. Mr. Heberton currently serves as an Advisor to Lovell Minnick Partners and a Board Member and Executive Chariman of Omni Healthcare Financial, LLC following his retirement from Wells Fargo Securities in 2019. During his tenure at Wells Fargo Securities, Mr. Heberton served for over 10 years as head of FIG Investment Banking and Capital Markets. He was a member of the Investment Bank's Operating Committee as well as the Investment Banking Commitment Committee and Advisory Committee. Mr. Heberton's extensive career in Financial Services has been primarily focused on advisory work and capital raising for the industry verticals of Specialty Finance, Residential and Commercial Real Estate and Alternative Asset Management. Mr. Heberton earned his M.B.A. from the Fuqua School of Business at Duke University and holds a a Bachelor of Arts degree in Economics from the University of Virginia.

Peter E. Roth is an independent Director and Chair of the Audit Committee of Stone Point Credit Corporation. Mr. Roth is also an independent Trustee and Chair of the Audit Committee of Stone Point Credit Income Fund and Stone Point Credit Income Fund - Select. Mr. Roth is the Managing Partner of Rothpoint Group LLC, a consulting firm specializing in the financial services industry. Mr. Roth is a Non-Executive Director and Senior Independent Director of the City of London Investment Group plc, a publicly traded (London Stock Exchange) asset management firm. He is also Chairman of the Audit Committee and a member of the Nominations and Remuneration Committees. In the non-profit sector, he serves on the Board of St. Mary's Healthcare System for Children and is Chairman of the Finance Committee and a member of the Executive Committee. Prior to establishing Rothpoint, Mr. Roth had a 40 year plus career in the financial services industry. He was the head of investment banking at Fox, Pitt, Kelton Inc for thirteen years and a member of the firm's Operating Committee. At Keefe, Bruyette & Woods, he joined as the Head of Insurance Investment Banking and later became the Chief Executive Officer of KBW Asset Management, an SEC registered investment firm specializing in the financial services industry. He served on the firm's Operating Committee and was a member of the Board of Directors of KBW, Inc. at the time of its initial public offering. Mr. Roth received a Bachelor of Arts degree from the University of Pennsylvania and a Master's of Business Administration from The Wharton School at the University of Pennsylvania.

Executive Officers Who are Not Directors

Steven P. Henke is the Chief Financial Officer and Treasurer of the Company and a Vice President of Stone Point Credit. Mr. Henke has been with Stone Point since 2020 and is a member of the Valuation Committee, the Risk and Compliance Committee and the Disclosure Controls Committee. Previously, Mr. Henke was a Controller at TriplePoint Capital and Medley Capital and an Audit Manager at Ernst & Young. Mr. Henke holds a B.S. in Accounting from Fordham University and is a Certified Public Accountant in New York.

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

Michael J. Hickey is a Managing Director and Tax Director at Stone Point. He joined Stone Point in 2019. Previously, he was a Principal in the Tax Finance Group at Apollo Global Management and an Executive Director in the Transaction Tax Group at Ernst & Young. Mr. Hickey holds an M.B.A. and LL.M. from New York University, a J.D. from Fordham University and a B.E. from Manhattan College.

John Spinola is the Senior Compliance Officer at Stone Point Credit. He joined Stone Point in 2025. Previously, Mr. Spinola was on the Regulatory and Fund Compliance team covering Private Equity at Ares Management, a Senior Vice President of Compliance at Paloma Partners Management Co., a Vice President of Compliance at Alger, a Vice President of Compliance at Jennison Associates and a Senior Associate on the Account Management team at Bridgewater Associates. Mr. Spinola holds a B.S. from Fordham University.

Audit Committee

The Audit Committee is currently composed of all of the Independent Directors. Peter E. Roth serves as Chair of the Audit Committee. The Board has determined that Mr. Roth is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. Mr. Roth, Ms. Burleigh, and Mr. Heberton meet the current requirements of Rule 10A‑3 under the Exchange Act. The Audit Committee operates pursuant to a charter approved by the Board, which sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include establishing guidelines and making recommendations to the Board regarding the valuation of the Company’s investments; selecting the Company’s independent registered public accounting firm; reviewing with such independent registered public accounting firm the planning, scope and results of their audit of the Company’s financial statements; pre-approving the fees for services performed; reviewing with the independent registered public accounting firm the adequacy of internal control systems; reviewing the Company’s annual audited financial statements, and periodic filings; and receiving the Company’s audit reports and financial statements.

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

Code of Ethics

The Company and the Adviser have each adopted a code of ethics pursuant to Rule 17j‑1 under the 1940 Act and Rule 204A‑1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by the Company’s personnel. These codes of ethics generally will not permit investments by the Company’s and the Adviser’s personnel in securities that may be purchased or sold by the Company.

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

The following table sets forth compensation of the Company’s Independent Directors for the fiscal year ended December 31, 2025.

Name	Fees Earned (1)	Stock Awards (2)	All Other Compensation	Total
Jennifer J. Burleigh	$112,500	—	—	112,500
Scott E. Heberton	$110,000	—	—	110,000
Peter E. Roth	$145,000	—	—	145,000

(1)
No compensation is paid to our directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act.
(2)
We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.

Timing of Grants of Options

The Company did not grant awards of stock options, stock appreciation rights or similar option-like instruments during fiscal year 2025. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 6, 2026, the beneficial ownership of each director and executive officer of the Company, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our address is 20 Horseneck Lane, Greenwich, Connecticut 06830.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially (1)	Percentage of Class (2)(3)
Interested Directors
David J. Wermuth	—	—%
Scott J. Bronner	37,948	* %
Independent Directors
Jennifer J. Burleigh	—	—%
Scott E. Heberton	—	—%
Peter E. Roth	—	—%
Executive Officers
Steven P. Henke	5,119	* %
Brian J. Rooder	—	—%
All executive officers and directors as a group (seven persons)	43,067	* %

*Represents less than 1%

(1)
Beneficial ownership has been determined in accordance with Rule 13d‑3 under the Exchange Act.
(2)
Based on a total of 69,072,088 shares issued and outstanding on March 6, 2026.
(3)
As of March 6, 2026, the Company had 199 holders of its Common Stock.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of March 6, 2026. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Name of Director	Dollar Range of Equity Securities Beneficially Owned (1)(2)
Interested Directors
David J. Wermuth	None
Scott J. Bronner	Over $100,000
Independent Directors
Jennifer J. Burleigh	None
Scott E. Heberton	None
Peter E. Roth	None

(1)
The dollar ranges are: None, $1‑$10,000, $10,001‑$50,000, $50,001‑$100,000, or Over $100,000.
(2)
Beneficial ownership has been determined in accordance with Rule 16a‑1(a)(2) of the Exchange Act.

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

Valuation Matters

In accordance with Rule 2a‑5 under the 1940 Act, the Board has designated the Adviser as the Company’s “Valuation Designee”. The Adviser, with the assistance of its Valuation Committee, subject to oversight by the Board, is responsible for determining the fair value of the Company’s investments in instances where there is no readily available market quotation. Investments for which market quotations are readily available may be priced by independent pricing services. From time to time, the Company retains an external, independent valuation firm to provide data and valuation analyses on the Company’s portfolio companies.

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

Item 14. Principal Accounting Fees and Services

The Audit Committee and the Independent Directors of the board of directors have selected KPMG LLP (“KPMG”) to serve as the independent registered public accounting firm for the Company for the years ended December 31, 2025 and 2024.

KPMG has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

Service:	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit Fees	$864,000	$998,150
Audit-Related Fees	—	—
Tax Fees	48,600	44,000
All Other Fees	—	—
Total Fees:	$912,600	$1,042,150

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
(1)
The following financial statements are set forth in Item 8 of Part II:

(b)
Exhibits required to be filed by Item 601 of Regulation S-K

Please note that the agreements included as exhibits to this Form 10‑K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (17)
4.1	Form of Subscription Agreement (27)
4.2	Description of Securities (28)
10.1	Investment Advisory Agreement between Stone Point Capital Corporation and Stone Point Credit Adviser LLC, as the investment adviser (1)
10.2	Administration Agreement between the Company and Stone Point Credit Adviser LLC, as the Administrator (1)
10.3	Custody Agreement between Stone Point Capital Corporation and U.S. Bank National Association, as the custodian (1)
10.4	License Agreement between the Company and Stone Point Capital (1)
10.5	Form of Indemnification Agreement (1)
10.6	Form of Fund of Funds Investment Agreement (20)
10.7	Note Purchase Agreement by and between the Company and the purchasers party thereto, dated September 17, 2024 (19)
10.8

Fourth Amendment to the Revolving Credit Agreement between Stone Point Credit Corporation, as the Initial Borrower, and Capital One, National Association, as the Administrative Agent, Sole Lead Arranger and a Lender, dated December 27, 2024 (21)

10.9

Third Amendment to the Revolving Credit Agreement between Stone Point Credit Corporation, as the Initial Borrower, and Capital One, National Association, as the Administrative Agent, Sole Lead Arranger and a Lender, dated December 22, 2023 (14)

10.10

Second Amendment to the Revolving Credit Agreement between Stone Point Credit Corporation, as the Initial Borrower, and Capital One, National Association, as the Administrative Agent, Sole Lead Arranger and a Lender, dated December 27, 2022 (8)

10.11	Amendment to Revolving Credit Agreement with Capital One, National Association, dated April 1, 2021 (3)
10.12

First Amendment to the Revolving Credit Agreement between Stone Point Credit Corporation, as the Initial Borrower, and Capital One, National Association, as the Administrative Agent, Sole Lead Arranger and a Lender, dated as of December 28, 2021 (4)

10.13	Revolving Credit Agreement with Capital One, National Association, dated December 29, 2020 (2)
10.14

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

10.15

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
10.16

Third Amendment to Loan and Security Agreement, dated as of June 30, 2023, among SPCC Funding I LLC, as borrower; Stone Point Credit Adviser LLC, as portfolio manager; U.S. Bank, National Association, as collateral agent, securities intermediary, and collateral administrator; and JPMorgan Chase Bank, National Association, as administrative agent and lender (10)

10.17	Amendment to Loan and Security Agreement between SPCC Funding I LLC and JPMorgan Chase Bank, National Association (7)
10.18	Amendment to Loan and Security Agreement between SPCC Funding I LLC and JPMorgan Chase Bank, National Association (6)
10.19	Loan and Security Agreement between SPCC Funding I LLC and JPMorgan Chase Bank, National Association (5)
10.20	Loan Sale and Contribution Agreement between the Company, as the seller, and SPCC Funding II, as the buyer, dated August 14, 2023 (12)
10.21	Non-Recourse Carveout Guaranty Agreement among the Company, U.S. Bank Trust Company, National Association, on behalf of certain secured parties, and Goldman Sachs Bank USA, dated August 14, 2023 (13)
10.22

First Amendment to Credit Agreement by and among SPC Funding II LLC, as borrower, the lenders from time to time party thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent, Stone Point Credit Corporation, as the limited guarantor, U.S Bank Trust Company, National Association, as collateral agent and collateral administrator and U.S. Bank National Association, as administrative agent and lender. (22)

10.23

First Amendment to Amended and Restated Loan and Security Agreement, dated as of April 11, 2025, among SPCC Funding I LLC, as borrower; Stone Point Credit Adviser LLC, as portfolio manager; U.S. Bank Trust Company, National Association, as administrative agent and lender. (23)

10.24

Fifth Amendment to the Revolving Credit Agreement between Stone Point Credit Corporation, as the Initial Borrower, and Capital One, National Association, as the Administrative Agent, Sole Lead Arranger and a Lender, dated December 16, 2025 (24)

10.25	First Amendment to the 2025 Note Purchase Agreement among Stone Point Credit Corporation and the holders of the notes party thereto, dated as of December 19, 2025. (25)
10.26	Second Amendment to the 2024 Note Purchase Agreement among Stone Point Credit Corporation and the holders of the notes party thereto, dated as of December 19, 2025. (26)
10.27	Note Purchase Agreement by and between the Company and the purchasers party thereto, dated as of March 21, 2025 (27)
14.1	Code of Ethics *
19.1	Insider Trading Policies and Procedures*
21.1	List of Subsidiaries*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Date File because XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

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
(11)
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
(16)
Previously filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2022.
(17)
Previously filed as Exhibit 10.1 to the Company’s Form 10-Q filed on November 12, 2024
(18)
Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 19, 2024.
(19)
Previously filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2024.
(20)
Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 27, 2024.
(21)
Previously filed as Exhibit 10.1 to the Company's Form 8-K filed on March 3, 2025.
(22)
Previously filed as Exhibit 10.1 to the Company's Form 8-K filed on April 15, 2025.
(23)
Previously filed as Exhibit 10.1 to the Company's Form 8-K filed on December 22, 2025.
(24)
Previously filed as Exhibit 10.2 to the Company's Form 8-K filed on December 22, 2025.
(25)
Previously filed as Exhibit 10.3 to the Company's Form 8-K filed on December 22, 2025.
(26)
Previously filed as Exhibit 10.1 to the Company's Form 8-K filed on March 24, 2025.
(27)
Previously filed as Exhibit 4.1 to the Company's Form 10-K filed on March 24, 2025.
(28)
Previously filed as Exhibit 4.2 to the Company's Form 10-K filed on March 24, 2025.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stone Point Credit Corporation

Date: March 6, 2026	By:	/s/ Scott J. Bronner
Name: Scott J. Bronner
Title: Principal Executive Officer

Date: March 6, 2026	By:	/s/ Steven P. Henke
Name: Steven P. Henke
Title: Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following person on behalf of the registrant and in the following capacities on March 6, 2026.

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