Form 10-Q
period 2026-03-31
Stone Point Credit Corp
filed 2026-05-14
CIK 1825384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

The issuer had 70,712,106 shares of Common Stock, $0.001 par value per share, outstanding as of May 14, 2026.

Stone Point Credit Corporation

Form 10‑Q for the Quarter Ended March 31, 2026

Stone Point Credit Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets:
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $2,955,247 and $2,878,151, respectively)	$2,934,363	$2,877,134
Controlled/affiliated investments (amortized cost of $8,740 and $5,318, respectively)	9,404	5,820
Derivative Instruments (amortized cost of $0 and $0, respectively)	112	-
Total Investments, at fair value (amortized cost of $2,963,987 and $2,883,469, respectively)	2,943,879	2,882,954
Cash and cash equivalents (Note 2)	74,508	56,376
Non-controlled/non-affiliated investments interest receivable	22,496	22,330
Non-controlled/non-affiliated investments dividends receivable	244	187
Unsettled trades receivable	7,903	141
Paydown receivable	1,231	1,016
Deferred offering expenses	27	27
Prepaid expenses and other assets	55	16
Total assets	$3,050,343	$2,963,047

Liabilities:
Revolving credit facilities payable (net of deferred financing costs of $10,341 and $8,551, respectively) (Note 7)	$1,118,088	$1,049,973
Notes payable (net of debt issuance costs of $4,639 and $4,988, respectively) (Note 7)	495,362	495,012
Unsettled trades payable	13,160	14,102
Base management fees payable (Note 3)	9,428	9,201
Incentive fees payable (Note 3)	5,270	5,176
Accounts payable and accrued expenses	3,600	2,743
Interest and financing fees payable	25,036	17,458
Total liabilities	$1,669,944	$1,593,665

Commitments and contingencies (Note 5)	$—	$—
Net Assets:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2026 and December 31, 2025	$—	$—
Common stock, $0.001 par value, 250,000,000 shares authorized, 70,712,106 and 69,072,088 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	71	69
Paid in capital in excess of par	1,402,820	1,370,492
Distributable earnings (accumulated losses)	(22,492)	(1,179)
Total net assets	1,380,399	1,369,382
Total liabilities and net assets	$3,050,343	$2,963,047
Net asset value per share of Common Stock	$19.52	$19.83

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31, 2026 (Unaudited)	Three Months Ended March 31, 2025 (Unaudited)
Investment income:
Interest income from non-controlled/non-affiliated investments	$66,348	$67,205
Payment-in-Kind interest income from non-controlled/non-affiliated investments	3,624	1,212
Dividend income from non-controlled/non-affiliated investments	1,077	987
Interest income from cash and cash equivalents	—	1
Total interest and dividend income	71,049	69,405

Fee income	68	74
Total fee income	68	74
Total investment income	$71,117	$69,479

Operating expenses:
Base management fees (Note 3)	$9,428	$8,337
Incentive fees (Note 3)	5,270	5,216
Interest and financing fees (Note 7)	24,729	24,100
Offering costs (Note 4)	12	12
Professional fees	2,075	2,150
Directors fees	92	92
Insurance expense	36	18
Operating expenses before fee waivers	41,642	39,925
Professional fees waivers	(387)	—
Total expenses, net of fee waiver	41,255	39,925
Net investment income (loss)	$29,862	$29,554
Net realized gains (losses) and change in unrealized appreciation (depreciation):
Net realized gains (losses):
Non-controlled/non-affiliated investments	$18	$319
Foreign currency transactions	(31)	—
Total net realized gains (losses)	$(13)	$319
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$(19,867)	$168
Controlled/affiliated investments	161	—
Net change in unrealized appreciation (depreciation) from interest rate swaps	72	—
Translation of assets and liabilities in foreign currencies	245	—
Total net change in unrealized appreciation (depreciation)	$(19,389)	$168
Net increase (decrease) in net assets resulting from operations	$10,460	$30,041

Per share information - basic and diluted:
Net investment income (loss)	$0.42	$0.47
Net increase (decrease) in net assets resulting from operations	$0.15	$0.48
Weighted average shares outstanding	69,090,310	63,058,843

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Changes in Net Assets

(in thousands, except shares and per share amounts)

	Three Months Ended March 31, 2026 (Unaudited)	Three Months Ended March 31, 2025 (Unaudited)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$29,862	$29,554
Total net realized gains (losses)	(13)	319
Total net change in unrealized appreciation (depreciation)	(19,389)	168
Net increase (decrease) in net assets resulting from operations	10,460	30,041

Decrease in net assets resulting from Stockholder distributions:
Shares distributed pursuant to dividend reinvestment plan	(7,338)	(6,983)
Distributions to Stockholders from earnings	(24,435)	(23,913)
Net decrease in net assets resulting from Stockholder distributions	(31,773)	(30,896)

Increase in net assets resulting from capital share transactions:
Issuance of Common Stock pursuant to dividend reinvestment plan	7,338	6,983
Issuance of shares of Common Stock	24,992	1,750
Net increase in net assets resulting from capital share transactions	32,330	8,733

Total increase in net assets	11,017	7,878
Net assets, beginning of period	1,369,382	1,251,497
Net assets, end of period	$1,380,399	$1,259,375
Net asset value per share	$19.52	$19.83
Common Stock shares outstanding at the end of the period	70,712,106	63,494,413

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31, 2026 (Unaudited)	Three Months Ended March 31, 2025 (Unaudited)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$10,460	$30,041
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation on investments	19,634	(168)
Net change in unrealized (appreciation) depreciation on interest rate swaps	(72)	—
Net change in unrealized (appreciation) depreciation on translation of assets in foreign currencies	(252)	—
Net realized (gains) losses on investments	(18)	(319)
Net realized (gains) losses on foreign currency transactions	31	—
Net amortization and accretion of premiums and discounts	(3,566)	(3,901)
Purchases of investments	(264,276)	(193,821)
Payment-in-kind interest capitalized	(3,624)	-
Sales and repayments of investments, net	190,978	82,868
Amortization of deferred financing costs	679	710
Amortization of debt issuance costs	350	382
Changes in operating assets and liabilities:
Interest receivable	(166)	5,179
Dividend receivable	(57)	(221)
Unsettled trades receivable	(7,762)	66
Paydown receivable	(215)	1,473
Capital call receivable	—	(1,750)
Deferred offering expenses	(13)	(12)
Prepaid expenses and other assets	(39)	23
Base management fees payable	227	324
Incentive fees payable	94	5,216
Accounts payable and accrued expenses	857	145
Interest and financing fees payable	7,578	7,259
Unsettled trades payable	(942)	6,388
Net cash used in operating activities	(50,114)	(60,118)

Cash flows from financing activities:
Borrowings under revolving credit facilities	295,658	184,000
Payments on revolving credit facilities	(225,500)	(103,000)
Deferred financing costs	(43)	—
Debt issuance costs	(2,426)	—
Distributions paid in cash	(24,435)	(23,913)
Proceeds from issuance of shares of Common Stock	24,992	1,750
Net cash provided by financing activities	68,246	58,837

Net increase (decrease) in cash and cash equivalents	18,132	(1,281)
Cash and cash equivalents, beginning of period	56,376	51,760
Cash and cash equivalents, end of period	$74,508	$50,479

Supplemental and Non-Cash Information
Cash paid during the period for interest	$16,157	$15,816
Reinvestment of distributions pursuant to dividend reinvestment plan during the period	$7,338	$6,983

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of March 31, 2026 (Unaudited)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Non-Controlled/Non-Affiliated Investments
Debt Investments - 208.9%
Capital Markets
Cliffwater, LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.42%	4/22/2032	43,594	$43,082	$43,197	3.2%
Cliffwater, LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.42%	4/22/2032	-	(66)	(54)	0.0%
Wharf Street Ratings Acquisition LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.42%	9/16/2032	65,099	64,485	64,884	4.7%
Wharf Street Ratings Acquisition LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.42%	9/16/2027	-	(33)	(24)	0.0%
Wharf Street Ratings Acquisition LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.42%	9/16/2032	-	(69)	(25)	0.0%
Total Capital Markets							107,399	107,978

Consumer Finance
ACM ASOF VIII LClub LLC	First Lien Term Loan		N/A	13.00%	6/30/2030	4,694	4,677	4,806	0.4%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	(11)(13)	N/A	0.00%	9/15/2035	4	769	819	0.1%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	(11)(13)	N/A	0.00%	1/15/2035	2	328	265	0.0%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	(11)(13)	N/A	0.00%	3/15/2035	2	242	242	0.0%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	(11)(13)	N/A	0.00%	4/15/2035	2	420	430	0.0%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	(11)(13)	N/A	0.00%	2/21/2035	2	439	346	0.0%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	(11)(13)	N/A	0.00%	11/15/2035	5	833	902	0.1%
Equinox Buyer LLC	First Lien Term Loan		SOFR + 5.25%, 1.00% Floor	8.92%	9/9/2031	35,136	34,658	34,655	2.5%
Equinox Buyer LLC	First Lien Revolving Loan	(10)	SOFR + 5.25%, 1.00% Floor	8.92%	9/9/2031	-	(65)	(65)	0.0%
Exeter Short Term Funding LLC	First Lien Revolving Loan	(10)(13)	SOFR + 5.50%, 2.00% Floor	9.17%	3/8/2027	5,411	5,283	5,411	0.4%
LendDirect Trust	Second Lien Revolving Loan	(13)	N/A	12.00%	2/28/2030	13,170	9,511	9,346	0.7%
Total Consumer Finance							57,095	57,157

Diversified Consumer Services
Harbor Purchaser Inc,	Second Lien Term Loan	(9)	SOFR + 8.50%, 0.50% Floor	12.17%	4/8/2030	12,500	12,343	8,919	0.7%
Houghton Mifflin Harcourt Co	First Lien Term Loan	(9)	SOFR + 5.25%, 0.50% Floor	9.02%	4/9/2029	4,923	4,882	4,188	0.3%
Total Diversified Consumer Services							17,225	13,107

Financial Services
ALP CFO 2024, L.P.	Unsecured Note	(13)	N/A	10.04%	10/15/2036	11,355	11,355	11,549	0.8%
Apex Group Treasury LLC	First Lien Term Loan	(9)(13)	SOFR + 3.50%	7.17%	2/27/2032	27,713	26,242	25,334	1.9%
Barings Middle Market CLO Ltd.	Unsecured Note	(13)	SOFR + 6.17%	9.84%	4/15/2037	5,475	5,424	5,420	0.4%
Beacon Pointe Harmony, LLC	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.17%	12/29/2028	22,930	22,717	22,930	1.7%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.50%, 0.75% Floor	8.17%	12/29/2028	10,920	10,758	10,920	0.8%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.50%, 0.75% Floor	8.17%	12/29/2028	11,053	11,000	11,053	0.8%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.50%, 0.75% Floor	8.17%	12/29/2028	11,914	11,859	11,914	0.9%
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.18%	12/29/2027	-	(17)	-	0.0%
Bottomline Technologies, Inc.	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.20%	5/14/2029	39,345	38,928	39,345	2.9%
Bottomline Technologies, Inc.	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.20%	5/15/2028	-	(27)	-	0.0%

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of March 31, 2026 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Financial Services (continued)
Cerity Partners Equity Holding LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.17%	12/20/2027	-	(57)	(60)	0.0%
Cerity Partners Equity Holding LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.17%	7/28/2031	908	897	902	0.1%
Choreo Buyer LLC.	First Lien Term Loan		SOFR + 5.00%, 1.00% Floor	8.70%	2/18/2028	5,086	5,030	5,065	0.4%
Choreo Buyer LLC.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	8.70%	2/18/2028	5,657	5,539	5,591	0.4%
Churchill Middle Market CLO Ltd.	Unsecured Note	(13)	SOFR + 6.85%	10.52%	4/27/2037	1,570	1,570	1,570	0.1%
Coller Private Equity Backed Notes & Loans II-A L.P.	Unsecured Note	(10)(13)	SOFR + 5.20%	8.92%	4/30/2037	2,920	2,890	2,941	0.2%
Eclipse Buyer, Inc.	First Lien Term Loan		SOFR + 4.50%, 0.50% Floor	8.18%	9/8/2031	12,590	12,494	12,555	0.9%
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.50% Floor	8.67%	9/7/2026	-	(8)	(6)	0.0%
Eclipse Buyer, Inc.	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.50% Floor	8.18%	9/8/2031	-	(8)	(3)	0.0%
Flow Traders Holding, LLC	First Lien Term Loan	(13)	SOFR + 5.00%	8.70%	10/29/2031	29,538	29,122	29,124	2.1%
Flow Traders Holding, LLC	First Lien Revolving Loan	(10)(13)	SOFR + 5.00%	8.70%	10/29/2031	-	(161)	(162)	0.0%
GC Waves Holdings, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%	8.17%	10/4/2030	6,335	6,276	6,276	0.5%
HBWM Intermediate II, LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.42%	11/17/2031	4,536	4,519	4,536	0.3%
HBWM Intermediate II, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.75%, 0.75% Floor	8.42%	11/17/2031	5,443	5,423	5,443	0.4%
HBWM Intermediate II, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.17%	11/17/2031	947	929	915	0.1%
HBWM Intermediate II, LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.50% Floor	8.43%	8/18/2031	721	712	721	0.1%
Ivy Hill Asset Management, L.P.	Unsecured Note	(13)	N/A	9.00%	6/29/2028	4,300	4,300	4,323	0.3%
Ivy Hill Middle Market Credit Fund XII Ltd	Unsecured Note	(13)	SOFR + 6.25%	9.92%	4/20/2037	4,421	4,421	4,421	0.3%
LendingTree, Inc.	First Lien Term Loan	(9)(13)	SOFR + 4.25%	7.92%	8/21/2030	4,478	4,437	4,410	0.3%
MAI Capital Management Intermediate LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.45%	8/29/2031	6,858	6,803	6,858	0.5%
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan		SOFR + 4.75%, 0.75% Floor	8.45%	8/29/2031	4,051	4,017	4,051	0.3%
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.45%	8/29/2031	3,036	3,003	3,036	0.2%
MAI Capital Management Intermediate LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.45%	8/29/2031	736	721	736	0.1%
Ministry Brands Holdings, LLC	First Lien Term Loan		SOFR + 5.50%, 0.75% Floor	9.27%	12/28/2028	16,949	16,876	16,632	1.2%
Ministry Brands Holdings, LLC	First Lien Delayed Draw Term Loan		SOFR + 5.50%, 1.00% Floor	9.27%	12/28/2028	1,714	1,710	1,682	0.1%
Ministry Brands Holdings, LLC	First Lien Revolving Loan	(10)	ABR + 4.50%, 0.75% Floor	11.25%	12/30/2027	141	136	110	0.0%
Minotaur Acquisition, Inc.	First Lien Term Loan		SOFR + 5.00%, 1.00% Floor	8.67%	5/10/2030	1,455	1,441	1,441	0.1%
Minotaur Acquisition, Inc.	First Lien Term Loan		SOFR + 5.00%, 1.00% Floor	8.67%	5/10/2030	20,042	19,740	19,854	1.4%
Minotaur Acquisition, Inc.	First Lien Delayed Draw Term Loan		SOFR + 5.00%, 1.00% Floor	8.67%	5/10/2030	3,401	3,345	3,369	0.2%
Minotaur Acquisition, Inc.	First Lien Delayed Draw Term Loan		SOFR + 5.00%, 1.00% Floor	8.67%	5/10/2030	3,221	3,172	3,191	0.2%
Minotaur Acquisition, Inc.	First Lien Revolving Loan	(10)	SOFR + 5.00%, 1.00% Floor	8.67%	5/10/2030	-	(28)	(19)	0.0%
New Mountain Guardian IV Income Rated Feeder II, Ltd.	Unsecured Note	(13)	SOFR + 8.40%	12.11%	4/3/2037	1,000	1,000	1,017	0.1%
New Mountain Guardian IV Income Rated Feeder III, Ltd.	Unsecured Note	(13)	SOFR + 5.10%	8.81%	8/28/2037	1,689	1,689	1,720	0.1%
New Mountain Guardian IV Income Rated Feeder III, Ltd.	Unsecured Note	(13)	SOFR + 7.50%	11.21%	8/28/2037	8,050	8,050	8,181	0.6%
New Mountain Guardian IV Income Rated Feeder III, Ltd.	Unsecured Note	(13)	SOFR + 8.02%	11.73%	8/28/2037	5,885	5,807	5,978	0.4%
Nexus Buyer LLC	Second Lien Term Loan	(9)	SOFR + 5.75%	9.42%	1/30/2032	23,124	22,908	22,489	1.6%
Orion US Finco	Second Lien Term Loan	(9)	SOFR + 5.50%	9.15%	10/10/2033	10,000	9,914	9,475	0.7%
Payscape Buyer, Inc.	First Lien Term Loan		SOFR + 4.75%, 1.00% Floor	8.42%	11/1/2027	1,057	1,053	1,054	0.1%
Payscape Buyer, Inc.	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.42%	11/1/2027	14,690	14,593	14,643	1.1%
Payscape Buyer, Inc.	Second Lien Term Loan		SOFR + 8.00%, 1.00% Floor	11.67%	4/28/2028	245	244	244	0.0%
Payscape Buyer, Inc.	Second Lien Term Loan		SOFR + 8.00%, 1.00% Floor	11.67%	4/28/2028	1,250	1,221	1,246	0.1%
Payscape Buyer, Inc.	Second Lien Term Loan		SOFR + 8.00%, 1.00% Floor	11.67%	4/28/2028	3,461	3,461	3,449	0.3%
Payscape Buyer, Inc.	Second Lien Delayed Draw Term Loan		SOFR + 8.00%, 1.00% Floor	11.67%	4/28/2028	539	539	537	0.0%
Payscape Buyer, Inc.	First Lien Revolving Loan	(10)	ABR + 3.75%	10.50%	11/1/2027	170	168	169	0.0%
SRS Acquiom Holdings LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.42%	1/14/2032	11,821	11,709	11,703	0.9%
SRS Acquiom Holdings LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.42%	1/14/2032	284	263	263	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.25%, 1.00% Floor	7.91%	10/2/2028	1,455	1,445	1,449	0.1%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.25%, 1.00% Floor	7.91%	10/2/2028	1,459	1,439	1,453	0.1%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.25%, 1.00% Floor	7.91%	10/2/2028	13,020	12,948	12,965	0.9%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.25%, 1.00% Floor	7.91%	10/2/2028	15,366	15,336	15,301	1.1%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.25%, 1.00% Floor	7.91%	10/2/2028	11,930	11,810	11,879	0.9%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	(10)	SOFR + 4.25%, 1.00% Floor	7.91%	10/2/2028	-	(15)	(8)	0.0%
The Edelman Financial Engines Center LLC	Second Lien Term Loan	(9)	SOFR + 5.25%	8.92%	10/6/2028	10,100	10,089	10,027	0.7%
WEG Sub Intermediate Holdings, LLC	Unsecured Note		N/A	13.00% PIK	5/26/2033	15,912	15,732	15,922	1.2%
Total Financial Services							438,903	439,124

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of March 31, 2026 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Health Care Providers & Services
Acentra Holdings, LLC	First Lien Term Loan		SOFR + 5.50%, 0.50% Floor	9.20%	12/17/2029	14,667	14,293	14,576	1.1%
Acentra Holdings, LLC	First Lien Term Loan		SOFR + 5.50%, 0.50% Floor	9.20%	12/17/2029	2,839	2,809	2,821	0.2%
Acentra Holdings, LLC	First Lien Revolving Loan	(10)	SOFR + 5.50%, 0.50% Floor	9.20%	12/17/2029	-	(17)	(9)	0.0%
Action Behavior Centers Therapy LLC	First Lien Term Loan		SOFR + 5.25%, 0.75% Floor	8.92%	7/2/2031	33,363	32,950	33,133	2.4%
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	8.92%	7/2/2031	3,013	2,959	2,971	0.2%
Action Behavior Centers Therapy LLC	First Lien Revolving Loan	(10)	SOFR + 5.25%, 0.75% Floor	8.92%	7/2/2031	-	(35)	(21)	0.0%
Belmont Buyer, Inc.	First Lien Term Loan		SOFR + 5.25%, 1.00% Floor	8.96%	6/21/2029	16,243	16,112	15,999	1.2%
Belmont Buyer, Inc.	First Lien Term Loan		SOFR + 6.50%, 1.00% Floor	10.21%	6/21/2029	17,952	17,619	17,952	1.3%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan		SOFR + 6.50%, 1.00% Floor	10.17%	6/21/2029	4,261	4,181	4,261	0.3%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan		SOFR + 5.25%, 1.00% Floor	8.94%	6/21/2029	1,938	1,916	1,909	0.1%
Belmont Buyer, Inc.	First Lien Revolving Loan	(10)	SOFR + 6.50%, 1.00% Floor	10.21%	6/21/2029	291	256	291	0.0%
Chartis Group, LLC	First Lien Term Loan		SOFR + 4.25%, 0.75% Floor	7.95%	9/17/2031	8,121	8,059	8,061	0.6%
Chartis Group, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.25%, 0.75% Floor	7.95%	9/17/2031	417	406	399	0.0%
Chartis Group, LLC	First Lien Revolving Loan	(10)	SOFR + 4.25%, 0.75% Floor	7.95%	9/17/2031	-	(10)	(9)	0.0%
Continental Buyer Inc.	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.17%	4/2/2031	28,529	28,178	28,401	2.1%
Continental Buyer Inc.	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.17%	4/2/2031	3,430	3,414	3,414	0.2%
Continental Buyer Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.17%	4/21/2028	-	(1)	(3)	0.0%
Continental Buyer, Inc	First Lien Delayed Draw Term Loan		SOFR + 4.50%, 0.75% Floor	8.17%	4/2/2031	3,482	3,467	3,466	0.3%
Continental Buyer Inc.	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.17%	4/2/2031	-	(41)	(22)	0.0%
CORA Health Holdings Corp.	First Lien Term Loan		SOFR + 5.75%, 1.00% Floor	9.57%	6/15/2027	14,261	14,227	12,547	0.9%
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan		SOFR + 5.75%, 1.00% Floor	9.57%	6/15/2027	234	234	206	0.0%
Covetrus, Inc.	First Lien Term Loan	(9)	SOFR + 5.00%, 0.50% Floor	8.70%	10/12/2029	8,153	7,868	7,619	0.6%
Giving Home Health Care	First Lien Term Loan		SOFR + 6.00%	9.66%	4/26/2029	45,152	45,090	45,152	3.3%
Headlands Buyer, Inc.	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.16%	9/29/2032	28,060	27,801	27,790	2.0%
Headlands Buyer, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.16%	9/29/2027	-	(53)	(109)	0.0%
Headlands Buyer, Inc.	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.16%	9/29/2032	-	(52)	(53)	0.0%
Jerry Erwin Associates, LLC	First Lien Term Loan		SOFR + 6.75%, 1.00% Floor	10.43%	10/15/2030	16,036	15,593	15,555	1.1%
Kwol Acquisition Inc	First Lien Term Loan		SOFR + 5.00%	8.70%	12/12/2029	2,373	2,369	2,355	0.2%
Kwol Acquisition Inc	First Lien Delayed Draw Term Loan		SOFR + 5.00%, 0.75% Floor	8.70%	12/12/2029	1,394	1,381	1,383	0.1%
Kwol Acquisition Inc	First Lien Delayed Draw Term Loan		SOFR + 5.00%, 0.75% Floor	8.70%	12/12/2029	1,973	1,959	1,958	0.1%
Kwol Acquisition Inc	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.70%	12/12/2029	-	(2)	(5)	0.0%
MB2 Dental Solutions, LLC	First Lien Term Loan		SOFR + 5.50%, 0.75% Floor	9.17%	2/13/2031	53,707	53,326	54,244	4.0%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan		SOFR + 5.50%, 0.75% Floor	9.17%	2/13/2031	6,556	6,524	6,621	0.5%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan		SOFR + 5.50%, 0.75% Floor	9.17%	2/13/2031	4,599	4,574	4,645	0.3%
MB2 Dental Solutions, LLC	First Lien Revolving Loan	(10)	SOFR + 5.50%, 0.75% Floor	9.17%	2/13/2031	90	74	90	0.0%
MEDX Holdings, LLC	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.17%	7/21/2032	23,584	23,363	23,365	1.7%
MEDX Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.18%	7/21/2032	52	8	(39)	0.0%
MEDX Holdings, LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.17%	7/21/2032	-	(41)	(43)	0.0%
MIRRA-PRIMEACCESS Holdings, LLC	First Lien Term Loan		SOFR + 6.50%	10.43%	7/29/2026	23,875	23,834	20,315	1.5%
MIRRA-PRIMEACCESS Holdings, LLC	First Lien Revolving Loan	(10)	SOFR + 6.50%, 1.00% Floor	10.43%	7/29/2026	2,055	1,994	1,646	0.1%

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of March 31, 2026 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Health Care Providers & Services (continued)
RCP Nats Purchaser, LLC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.69%	3/19/2032	40,840	40,386	40,431	3.0%
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.69%	3/19/2032	4,913	4,823	4,831	0.4%
RCP Nats Purchaser, LLC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.69%	3/19/2032	-	(61)	(57)	0.0%
RxB Holdings, Inc.	First Lien Term Loan	(9)	SOFR + 5.00%	8.67%	12/23/2030	14,389	14,115	14,371	1.0%
SpecialtyCare, Inc.	First Lien Term Loan		SOFR + 5.00%	8.66%	12/18/2029	13,721	13,693	13,584	1.0%
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%	8.67%	12/18/2029	124	121	119	0.0%
SpecialtyCare, Inc.	First Lien Revolving Loan	(10)	SOFR + 5.00%	8.66%	6/18/2026	-	(5)	(11)	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.45%	1/5/2033	16,756	16,679	16,672	1.2%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.45%	1/5/2028	-	(11)	(23)	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.45%	1/5/2033	-	(12)	(13)	0.0%
Trinity Partners Holdings, LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.52%	12/31/2030	26,526	26,375	26,526	1.9%
Trinity Partners Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.52%	6/30/2027	-	(103)	-	0.0%
TST Intermediate Holdings, LLC	First Lien Term Loan		SOFR + 5.50%, 1.00% Floor	9.27%	11/27/2028	15,687	15,647	15,015	1.1%
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.50%, 1.00% Floor	9.27%	11/27/2028	12,653	12,566	11,862	0.9%
TST Intermediate Holdings, LLC	First Lien Revolving Loan	(10)	ABR + 4.50%, 1.00% Floor	11.25%	11/27/2028	481	472	443	0.0%
Zelis Payments Buyer Inc	First Lien Term Loan	(9)	SOFR + 3.25%	6.92%	11/26/2031	5,830	5,519	5,655	0.4%
Total Health Care Providers & Services							516,790	512,237

Health Care Technology
Finthrive Software Intermediate Holdings, Inc.,	First Lien Term Loan	(9)	SOFR + 5.25%	8.94%	12/15/2028	11,029	10,874	9,127	0.7%
Homecare Software Solutions LLC	First Lien Term Loan		SOFR + 5.25%, 0.75% Floor	8.92%	6/16/2031	12,238	12,151	12,115	0.9%
Homecare Software Solutions LLC	First Lien Term Loan		SOFR + 5.25%, 0.75% Floor	8.92%	6/16/2031	5,220	5,182	5,168	0.4%
Homecare Software Solutions LLC	First Lien Delayed Draw Term Loan		SOFR + 5.25%, 0.75% Floor	8.92%	6/16/2031	4,545	4,513	4,500	0.3%
Imagine Acquisition, Inc.	First Lien Term Loan		SOFR + 5.00%, 1.00% Floor	8.75%	11/16/2027	27,709	27,594	27,709	2.0%
Imagine Acquisition, Inc.	First Lien Revolving Loan	(10)	SOFR + 5.00%, 1.00% Floor	8.75%	11/16/2027	-	(19)	-	0.0%
NextGen Healthcare	First Lien Term Loan		SOFR + 5.25%, 0.75% Floor	8.89%	11/11/2030	9,056	8,962	8,902	0.7%
NextGen Healthcare	First Lien Revolving Loan	(10)	SOFR + 5.25%, 0.75% Floor	8.89%	11/9/2029	-	(8)	(15)	0.0%
Project Ruby Ultimate Parent Corp	Second Lien Term Loan		SOFR + 5.25%, 0.75% Floor	9.03%	3/12/2029	15,000	14,943	14,751	1.1%
Total Health Care Technology							84,192	82,257

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of March 31, 2026 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Insurance
Alkeme Intermediary Holdings, LLC	First Lien Term Loan		SOFR + 5.00%, 1.00% Floor	8.70%	5/28/2027	11,492	11,481	11,434	0.8%
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan		SOFR + 5.00%, 1.00% Floor	8.70%	5/28/2027	23,073	23,051	22,958	1.7%
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan		SOFR + 5.00%, 1.00% Floor	8.70%	5/28/2027	9,935	9,918	9,885	0.7%
Amerilife Holdings LLC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.67%	8/31/2029	55,655	55,221	55,232	4.0%
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.67%	8/31/2029	7,187	7,119	7,130	0.5%
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan		SOFR + 5.00%, 0.75% Floor	8.67%	8/31/2029	147	146	145	0.0%
AmeriLife Holdings LLC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.67%	8/31/2028	945	913	902	0.1%
Arden Insurance Services LLC	First Lien Term Loan		SOFR + 4.75%, 1.00% Floor	8.45%	11/27/2030	13,006	12,852	12,876	0.9%
Arden Insurance Services LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 1.00% Floor	8.45%	11/27/2030	1,449	1,427	1,430	0.1%
ARMStrong Receivable Management	First Lien Term Loan		SOFR + 4.75%, 1.00% Floor	8.55%	10/5/2029	8,714	8,700	8,687	0.6%
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 1.00% Floor	8.55%	10/6/2026	-	(1)	(1)	0.0%
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 1.00% Floor	8.52%	10/5/2029	812	807	809	0.1%
ARMStrong Receivable Management	First Lien Revolving Loan	(10)	SOFR + 4.75%, 1.00% Floor	8.55%	10/5/2029	-	1	(1)	0.0%
Babylon Buyer, Inc.	First Lien Term Loan		SOFR + 5.25%, 0.75% Floor	8.93%	3/8/2030	2,691	2,669	2,665	0.2%
Babylon Buyer, Inc.	First Lien Term Loan		SOFR + 5.50%, 0.75% Floor	9.18%	3/8/2030	35,882	35,241	35,882	2.6%
Babylon Buyer, Inc.	First Lien Revolving Loan	(10)	SOFR + 5.50%, 0.75% Floor	9.18%	3/8/2030	-	(24)	-	0.0%
Bellwether Buyer, LLC	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.17%	4/15/2032	14,458	14,400	14,393	1.1%
Bellwether Buyer, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.17%	10/15/2027	-	(16)	(34)	0.0%
Bellwether Buyer, LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.18%	4/15/2032	783	770	770	0.1%
Captive Resources MIDCO, LLC	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.17%	7/2/2029	30,285	29,981	30,285	2.2%
Captive Resources MIDCO, LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.17%	7/1/2028	-	(17)	-	0.0%
CFC USA 2025 LLC	First Lien Term Loan	(9)	SOFR + 3.50%	7.16%	7/1/2032	23,155	22,360	22,229	1.6%
Fetch, Inc	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.42%	3/31/2033	20,058	19,857	19,857	1.5%
Fetch, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.42%	9/30/2028	-	(29)	(59)	0.0%
Fetch, Inc	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.42%	3/31/2033	-	(37)	(37)	0.0%
Foundation Risk Partners, Corp.	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.45%	10/29/2030	3,608	3,608	3,593	0.3%
Foundation Risk Partners, Corp.	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.45%	10/29/2030	32,977	32,977	32,835	2.4%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan		SOFR + 4.75%, 0.75% Floor	8.45%	10/29/2030	7,569	7,562	7,536	0.6%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan		SOFR + 4.75%, 0.75% Floor	8.45%	10/29/2030	4,468	4,468	4,448	0.3%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan		SOFR + 4.75%, 0.75% Floor	8.45%	10/29/2030	15,412	15,412	15,346	1.1%
Foundation Risk Partners, Corp.	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.45%	10/29/2029	661	661	646	0.0%
Galway Borrower LLC	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.20%	9/29/2028	33,514	33,303	33,356	2.4%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.20%	9/29/2028	2,691	2,683	2,678	0.2%
Galway Borrower LLC	First Lien Delayed Draw Term Loan		SOFR + 4.50%, 0.75% Floor	8.20%	9/29/2028	17,599	17,362	17,517	1.3%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.20%	2/7/2028	-	(19)	(39)	0.0%
Galway Borrower LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.20%	9/29/2028	1,148	1,142	1,134	0.1%

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of March 31, 2026 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Insurance (continued)
Howden UK Refinance PLC	Unsecured Note	(9)(13)	N/A	8.13%	2/16/2032	8,543	8,169	7,979	0.6%
Redwood Purchaser, INC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.45%	3/3/2031	20,410	20,190	20,188	1.5%
Redwood Purchaser, INC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.45%	3/3/2027	-	(55)	(116)	0.0%
Redwood Purchaser, INC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.45%	3/3/2031	-	(51)	(55)	0.0%
THG Acquisition, LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.42%	10/31/2031	25,967	25,752	25,746	1.9%
THG Acquisition, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.42%	10/31/2031	2,230	2,197	2,181	0.2%
THG Acquisition, LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.42%	10/31/2031	718	695	694	0.1%
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	8.70%	4/3/2030	7,318	7,280	7,275	0.5%
World Insurance Associates, LLC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 1.00% Floor	8.70%	4/3/2030	-	(3)	(2)	0.0%
Worldwide Insurance Network, LLC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	9.40%	5/28/2030	23,798	23,533	23,714	1.7%
Worldwide Insurance Network, LLC	First Lien Delayed Draw Term Loan		SOFR + 5.00%, 0.75% Floor	9.51%	5/28/2030	19,057	18,954	18,990	1.4%
Worldwide Insurance Network, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.36%	5/28/2030	2,479	2,406	2,427	0.2%
Total Insurance							485,016	485,508

IT Services
Auctane Holdings, LLC	First Lien Term Loan		SOFR + 5.75%, 0.75% Floor	9.58%	10/5/2028	38,800	38,467	38,218	2.8%
Auctane Holdings, LLC	First Lien Term Loan		SOFR + 5.75%, 0.75% Floor	9.58%	10/5/2028	12,731	12,621	12,540	0.9%
DCert Buyer, Inc.	Second Lien Term Loan	(9)	SOFR + 7.00%	10.67%	2/19/2029	8,259	8,186	6,380	0.5%
Evergreen Services Group PIK Holdco, LLC	Unsecured Note		N/A	13.75% PIK	4/7/2031	8,369	8,244	8,420	0.6%
Evergreen Services Group PIK Holdco, LLC	Unsecured Note		N/A	13.75% PIK	4/7/2031	4,596	4,528	4,624	0.3%
Omega Systems Intermediate Holdings, INC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.70%	1/15/2031	10,767	10,656	10,449	0.8%
Omega Systems Intermediate Holdings, INC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.70%	1/15/2031	2,001	1,958	1,814	0.1%
Omega Systems Intermediate Holdings, INC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.70%	1/15/2031	253	234	197	0.0%
OneSource Virtual, Inc	First Lien Term Loan		SOFR + 4.75%, 0.50% Floor	8.45%	1/31/2033	8,495	8,455	8,453	0.6%
OneSource Virtual, Inc	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.50% Floor	8.45%	1/31/2033	-	(7)	(8)	0.0%
Redwood Services Group, LLC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.70%	6/15/2029	8,694	8,645	8,694	0.6%
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.70%	2/11/2028	-	(11)	(21)	0.0%
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.70%	6/15/2029	9,125	9,045	9,125	0.7%
Syntax USA Holding Corporation	First Lien Term Loan	(13)	SOFR + 5.00%, 0.75% Floor	8.78%	10/29/2028	535	531	535	0.0%
Syntax USA Holding Corporation	First Lien Term Loan	(13)	SOFR + 5.00%, 0.75% Floor	8.77%	10/29/2028	10,329	10,288	10,328	0.8%
Total IT Services							121,840	119,748

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of March 31, 2026 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Professional Services
Accordion Partners Holdings LLC	Unsecured Note		N/A	12.75% PIK	11/15/2034	17,968	17,711	17,707	1.3%
Accordion Partners LLC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.68%	11/17/2031	32,559	32,381	32,482	2.4%
Accordion Partners LLC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.68%	11/17/2031	5,029	5,024	5,017	0.4%
Accordion Partners LLC	First Lien Delayed Draw Term Loan		SOFR + 5.00%	8.68%	11/17/2031	8,020	7,965	8,001	0.6%
Accordion Partners LLC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.68%	11/17/2031	-	(24)	(10)	0.0%
ALKU Intermediate Holdings, LLC	First Lien Term Loan		SOFR + 6.25%, 0.75% Floor	9.95%	5/23/2029	3,603	3,548	3,603	0.3%
ALKU Intermediate Holdings, LLC	First Lien Term Loan		SOFR + 5.50%, 0.75% Floor	9.20%	5/23/2029	398	393	392	0.0%
Aprio Advisory Group, LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.45%	8/1/2031	19,998	19,834	19,798	1.4%
Aprio Advisory Group, LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.45%	8/1/2031	2,743	2,693	2,715	0.2%
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.45%	8/1/2031	12,540	12,318	12,403	0.9%
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.75%, 0.75% Floor	8.45%	8/1/2031	8,709	8,627	8,621	0.6%
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.45%	12/23/2027	-	(1)	(3)	0.0%
Aprio Advisory Group, LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.42%	8/1/2031	1,467	1,434	1,423	0.1%
Baker Tilly Advisory Group, L.P.	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.42%	6/3/2031	20,619	20,367	20,516	1.5%
Baker Tilly Advisory Group, L.P.	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.17%	6/3/2031	7,671	7,602	7,556	0.6%
Baker Tilly Advisory Group, L.P.	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.17%	6/3/2027	-	(7)	(20)	0.0%
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.17%	6/3/2031	-	(9)	(16)	0.0%
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.42%	6/3/2030	-	(43)	(19)	0.0%
BDO USA, P.C.	First Lien Term Loan		SOFR + 5.00%, 2.00% Floor	8.64%	8/31/2028	13,195	13,048	13,079	1.0%
Cherry Bekaert Advisory LLC	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.17%	6/28/2030	4,266	4,257	4,188	0.3%
Cherry Bekaert Advisory LLC	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.17%	6/28/2030	4,221	4,181	4,145	0.3%
Cherry Bekaert Advisory LLC	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.17%	6/28/2030	2,471	2,449	2,427	0.2%
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan		SOFR + 4.50%, 0.75% Floor	8.17%	6/28/2030	2,471	2,449	2,427	0.2%
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan		SOFR + 4.50%, 0.75% Floor	8.17%	6/28/2030	5,554	5,543	5,454	0.4%
Eisner Advisory Group LLC	First Lien Term Loan	(9)	SOFR + 4.00%, 0.50% Floor	7.67%	2/28/2031	5,286	5,108	5,048	0.4%
Explorer Investor, Inc	First Lien Term Loan		SOFR + 6.00%, 0.50% Floor	9.73%	6/28/2029	27,973	26,963	23,201	1.7%
Heights Buyer, LLC	First Lien Term Loan		SOFR + 5.75%, 1.00% Floor	9.52%	8/25/2028	15,403	14,941	15,403	1.1%
Heights Buyer, LLC	First Lien Delayed Draw Term Loan		SOFR + 5.75%, 1.00% Floor	9.52%	8/25/2028	2,528	2,486	2,528	0.2%
Heights Buyer, LLC	First Lien Revolving Loan	(10)	SOFR + 5.75%, 1.00% Floor	9.52%	8/25/2028	575	548	575	0.0%
IG Investments Holdings, LLC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.67%	9/22/2028	46,496	46,141	46,285	3.4%
IG Investments Holdings, LLC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.67%	9/22/2028	-	(35)	(16)	0.0%
Inizio Group Limited	First Lien Term Loan	(9)(13)	SOFR + 4.25%, 0.50% Floor	8.05%	8/19/2028	2,864	2,800	2,567	0.2%
KRIV Acquisition Inc.	First Lien Term Loan		SOFR + 4.75%, 1.00% Floor	8.45%	7/31/2031	32,878	32,620	32,714	2.4%
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 1.00% Floor	8.45%	9/30/2027	-	(97)	(42)	0.0%
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 1.00% Floor	8.45%	9/30/2027	-	(5)	(3)	0.0%
KRIV Acquisition Inc.	First Lien Revolving Loan	(10)	SOFR + 4.75%, 1.00% Floor	8.45%	7/31/2031	164	160	162	0.0%
More Cowbell II LLC	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	7.99%	9/3/2030	27,156	26,728	27,156	2.0%

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of March 31, 2026 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Professional Services (continued)
More Cowbell II LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	7.99%	9/3/2027	-	-	-	0.0%
More Cowbell II LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	7.99%	9/4/2029	-	-	-	0.0%
OMNIA Partners LLC	Second Lien Term Loan		SOFR + 5.00%	8.67%	5/31/2032	10,000	9,959	10,100	0.7%
P20 Parent, Inc.	First Lien Term Loan		SOFR + 7.50%, 1.00% Floor	11.20%	7/12/2028	43,908	43,501	42,608	3.1%
PAS Parent Inc.	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.17%	8/18/2032	9,587	9,506	9,498	0.7%
PAS Parent Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.17%	8/18/2028	-	-	(63)	0.0%
PAS Parent Inc.	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.17%	8/18/2031	-	-	(9)	0.0%
Petra Borrower, LLC	First Lien Term Loan		SOFR + 5.75%, 1.00% Floor	9.41%	11/15/2030	15,646	15,364	15,419	1.1%
Petra Borrower, LLC	First Lien Delayed Draw Term Loan		SOFR + 5.75%, 1.00% Floor	9.44%	11/15/2030	6,104	5,989	6,015	0.4%
Petra Borrower, LLC	First Lien Revolving Loan	(10)	SOFR + 5.75%, 1.00% Floor	9.42%	11/15/2029	1,228	1,188	1,192	0.1%
Ryan LLC	First Lien Term Loan	(9)	SOFR + 3.50%, 0.50% Floor	7.17%	11/5/2032	3,806	3,702	3,697	0.3%
TRAK Purchaser, Inc	First Lien Term Loan		SOFR + 5.50%, 1.00% Floor	9.17%	6/20/2031	31,078	30,666	30,811	2.2%
TRAK Purchaser, Inc	First Lien Revolving Loan	(10)	SOFR + 5.50%, 1.00% Floor	9.17%	6/20/2031	-	(29)	(19)	0.0%
True Talent Advisory Borrower LLC	First Lien Term Loan		SOFR + 5.25%, 1.00% Floor	8.95%	1/10/2033	16,638	16,317	16,305	1.2%
True Talent Advisory Borrower LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.25%, 1.00% Floor	8.95%	1/9/2028	-	(75)	(155)	0.0%
True Talent Advisory Borrower LLC	First Lien Revolving Loan	(10)	SOFR + 5.25%, 1.00% Floor	8.95%	1/9/2032	-	(77)	(80)	0.0%
Wasteology Group Transporation LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.41%	11/3/2032	13,082	12,959	12,962	0.9%
Wasteology Group Transporation LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.41%	11/3/2027	-	(72)	(139)	0.0%
Wasteology Group Transporation LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.41%	11/3/2032	-	(44)	(43)	0.0%
Total Professional Services							478,952	475,563

Real Estate Management & Development
Accuserve Solutions, Inc.	First Lien Term Loan		SOFR + 6.00% (incl 3.38% PIK), 1.00% Floor	9.68%	3/15/2030	65,025	64,698	62,502	4.6%
Accuserve Solutions, Inc.	First Lien Revolving Loan	(10)	SOFR + 6.00% (incl 3.38% PIK), 1.00% Floor	9.68%	3/15/2030	2,746	2,746	2,492	0.2%
AKAM Buyer, Inc.	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.45%	2/27/2032	13,843	13,711	13,705	1.0%
AKAM Buyer, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.45%	2/27/2028	-	(37)	(75)	0.0%
AKAM Buyer, Inc.	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.45%	2/27/2032	-	(28)	(29)	0.0%
Conservice Midco LLC	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.20%	2/25/2033	5,886	5,858	5,856	0.4%
Conservice Midco LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.20%	2/25/2033	-	(5)	(5)	0.0%
Freedom Funding Center LLC	Unsecured Note	(9)(11)	N/A	12.00%	10/1/2037	15,000	15,000	15,139	1.1%
Guardian Restoration Partners Buyers, LLC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.70%	11/3/2031	8,146	8,063	8,060	0.6%
Guardian Restoration Partners Buyers, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.70%	11/3/2031	12,287	12,160	12,143	0.9%
Guardian Restoration Partners Buyers, LLC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.69%	11/3/2031	1,495	1,474	1,473	0.1%
Low Voltage Holdings Inc.	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.45%	4/28/2032	4,083	4,055	4,081	0.3%
Low Voltage Holdings Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.45%	10/28/2027	-	(2)	-	0.0%
Low Voltage Holdings Inc.	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.45%	4/28/2032	-	(4)	-	0.0%
Metropolis Technologies Inc	First Lien Term Loan	(9)	SOFR + 5.25%	8.98%	11/3/2032	15,960	15,808	15,810	1.2%
Redwood Trust, Inc.	First Lien Revolving Loan	(10)(13)	SOFR + 5.00%, 2.00% Floor	8.70%	3/31/2027	10,921	10,726	10,656	0.8%
Southpaw AP Buyer, LLC	First Lien Term Loan		SOFR + 5.50%, 1.00% Floor	9.32%	3/2/2028	10,539	10,458	10,475	0.8%
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.50%, 1.00% Floor	9.33%	3/2/2028	781	774	776	0.1%
Southpaw AP Buyer, LLC	First Lien Revolving Loan	(10)	SOFR + 5.50%, 1.00% Floor	9.32%	3/2/2028	198	191	193	0.0%
Titan Home Improvement, LLC	First Lien Term Loan		SOFR + 4.75%, 1.00% Floor	8.42%	5/31/2030	24,190	23,831	24,133	1.8%
Titan Home Improvement, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 1.00% Floor	8.42%	5/29/2026	-	(32)	(11)	0.0%
Titan Home Improvement, LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 1.00% Floor	8.42%	5/31/2030	-	(53)	(9)	0.0%
Total Real Estate Management & Development							189,392	187,365

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of March 31, 2026 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Software
Anaplan Inc.	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.17%	6/21/2029	20,415	20,415	20,300	1.5%
Anaplan Inc.	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.17%	6/21/2028	-	-	(8)	0.0%
Archduke Buyer, Inc.	First Lien Term Loan		SOFR + 5.50%, 0.50% Floor	9.17%	12/3/2032	8,470	8,390	8,216	0.6%
Archduke Buyer, Inc.	First Lien Revolving Loan	(10)	SOFR + 5.50%, 0.50% Floor	9.17%	12/3/2032	-	(8)	(26)	0.0%
Boxer Parent Company, Inc.	First Lien Term Loan	(9)	SOFR + 3.00%	6.67%	7/30/2031	2,552	2,392	2,373	0.2%
Cardinal Parent, Inc.	First Lien Term Loan	(9)	SOFR + 4.50%, 0.75% Floor	8.17%	11/12/2027	2,961	2,882	2,732	0.2%
Diligent Corporation	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.67%	8/2/2030	7,812	7,534	7,696	0.6%
Diligent Corporation	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.67%	8/2/2030	45,568	45,453	44,893	3.3%
Diligent Corporation	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.67%	4/30/2026	-	(22)	(61)	0.0%
Diligent Corporation	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.67%	8/2/2030	1,319	1,273	1,231	0.1%
Flexera Software LLC	First Lien Term Loan		SOFR + 4.50%, 0.50% Floor	8.15%	8/16/2032	4,781	4,771	4,672	0.3%
Flexera Software LLC	First Lien Term Loan		EURIBOR + 4.50%, 0.50% Floor	6.45%	8/16/2032	2,836	3,312	3,201	0.2%
Flexera Software LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.50% Floor	8.15%	8/16/2032	-	(2)	(24)	0.0%
Fullsteam Holdco L.P. LLC	Unsecured Note		N/A	13.00% PIK	8/9/2032	19,015	18,782	18,465	1.3%
Fullsteam Operations LLC	First Lien Term Loan		SOFR + 5.25%, 0.75% Floor	8.89%	8/8/2031	27,500	27,247	26,958	2.0%
Fullsteam Operations LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	8.89%	8/8/2027	-	(41)	(181)	0.0%
Fullsteam Operations LLC	First Lien Revolving Loan	(10)	SOFR + 5.25%, 0.75% Floor	8.89%	8/8/2031	-	(30)	(66)	0.0%
GovDelivery Holdings LLC	First Lien Term Loan		SOFR + 5.50% (incl 2.00% PIK), 0.75% Floor	9.17%	1/17/2031	15,930	15,827	15,930	1.2%
GovDelivery Holdings LLC	First Lien Delayed Draw Term Loan		SOFR + 5.00% (incl 2.00% PIK), 0.75% Floor	8.92%	1/17/2031	2,360	2,339	2,360	0.2%
GovDelivery Holdings LLC	First Lien Revolving Loan	(10)	ABR + 4.00%	10.75%	1/17/2031	-	(15)	-	0.0%
GS Acquisitionco, Inc.	First Lien Term Loan		SOFR + 5.25%, 1.00% Floor	8.95%	5/25/2028	38,731	38,680	37,860	2.8%
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan		SOFR + 5.25%, 1.00% Floor	8.95%	5/25/2028	526	525	515	0.0%
GS Acquisitionco, Inc.	First Lien Revolving Loan	(10)	SOFR + 5.25%, 1.00% Floor	8.95%	5/25/2028	566	564	542	0.0%
Helpsystems Holdings, Inc.	Second Lien Term Loan		SOFR + 9.00% PIK, 2.00% Floor	12.76%	5/19/2029	10,414	10,254	8,290	0.6%
Hyland Software, Inc	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.70%	9/19/2030	24,732	24,474	24,447	1.8%
Hyland Software, Inc	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.70%	9/19/2029	-	(10)	(14)	0.0%
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.16%	6/27/2027	-	(7)	(15)	0.0%
Kona Buyer, LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.16%	7/23/2031	-	(2)	(2)	0.0%
Mandolin Technology Intermediate Holdings, Inc.	Second Lien Term Loan		SOFR + 6.50% PIK, 1.00% Floor	10.30%	7/30/2029	18,692	18,596	14,823	1.1%
MRI Software LLC	First Lien Term Loan		SOFR + 4.75%, 1.00% Floor	8.45%	2/10/2028	5,022	5,019	4,975	0.4%
MRI Software LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 1.00% Floor	8.44%	2/10/2028	6,344	6,298	6,190	0.5%
MRI Software LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 1.00% Floor	8.45%	2/10/2028	633	623	609	0.0%
oneZero Financial Systems, LLC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.66%	10/7/2031	26,654	26,439	26,286	1.9%
oneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.66%	10/7/2031	1,573	1,548	1,508	0.1%
oneZero Financial Systems, LLC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.66%	10/7/2031	-	(27)	(47)	0.0%
Orion Advisor Solutions INC.	Second Lien Term Loan		SOFR + 5.75%, 1.00% Floor	9.42%	12/31/2030	19,800	19,713	19,256	1.4%
Propio LS, LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.45%	5/13/2030	6,765	6,705	6,724	0.5%
Propio LS, LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.45%	5/13/2030	81	80	80	0.0%

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of March 31, 2026 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 4	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Software (continued)
Saab Purchaser, Inc	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.20%	11/12/2031	7,136	7,070	7,010	0.5%
Saab Purchaser, Inc	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.20%	9/22/2027	-	(32)	(122)	0.0%
Saab Purchaser, Inc	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.20%	11/12/2031	-	(9)	(17)	0.0%
Simplifi Holdings, Inc.	First Lien Term Loan		SOFR + 5.25%, 0.75% Floor	9.02%	12/29/2028	25,956	25,752	25,956	1.9%
Simplifi Holdings, Inc.	First Lien Revolving Loan	(10)	SOFR + 5.25%, 0.75% Floor	9.02%	6/29/2029	1,120	1,098	1,120	0.1%
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.50%, 0.75% Floor	8.16%	7/23/2031	1,881	1,873	1,872	0.1%
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.50%, 0.75% Floor	8.16%	7/23/2031	2,112	2,103	2,102	0.2%
Sovos Compliance LLC	First Lien Term Loan	(9)	SOFR + 3.25%	6.92%	8/13/2029	2,109	1,931	2,008	0.1%
Tamarack Intermediate, L.L.C.	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.67%	3/12/2029	20,679	20,469	20,441	1.5%
Tamarack Intermediate, L.L.C.	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.67%	3/12/2029	-	(26)	(40)	0.0%
Trintech, Inc.	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.42%	1/28/2033	12,446	12,327	12,322	0.9%
Trintech, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.42%	1/29/2028	-	(10)	(21)	0.0%
Trintech, Inc.	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.42%	1/28/2033	-	(17)	(17)	0.0%
Total Software							392,500	383,302

Technology Hardware, Storage & Peripherals
LYTX, INC.	First Lien Term Loan		SOFR + 5.00%, 1.00% Floor	8.78%	2/28/2028	19,661	19,661	19,661	1.4%
Technology Hardware, Storage & Peripherals							19,661	19,661

Total Debt Investments							2,908,965	2,883,007

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of March 31, 2026 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Interest Rate [5]	Acquisition Date	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Preferred Equity - 2.6%
Financial Services
Eclipse Buyer, Inc.	Preferred Equity		12.50% PIK	9/6/2024	3,939	3,872	3,904	0.3%
MC CIF Wealth Management (UK) Ltd.	Preferred Equity	(13)	12.00% PIK	8/12/2025	2,694	2,669	2,673	0.2%
MC CIF Wealth Management (UK) Ltd.	Preferred Equity	(13)	12.00% (incl. 6.00 PIK)	8/12/2025	2,596	2,571	2,558	0.2%
Total Financial Services						9,112	9,135

Health Care Technology
Imagine Acquisition, Inc.	Preferred Equity	(14)	N/A	11/16/2021	2,000	2,000	3,080	0.2%
Total Health Care Technology						2,000	3,080

Insurance
Galway Partners Holdings LLC	Preferred Equity		14.00% PIK	4/28/2023	14,959	14,792	14,810	1.1%
Total Insurance						14,792	14,810

Real Estate Management & Development
ACC Ultimate Holdings, L.P.	Preferred Equity		N/A	12/9/2025	44	272	544	0.0%
Total Real Estate Management & Development						272	544

Software
GT Polaris Holdings, Inc	Preferred Equity		12.50% PIK	6/6/2022	8,348	8,297	8,050	0.6%
Total Software						8,297	8,050

Total Preferred Equity Investments						34,473	35,619

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of March 31, 2026 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Interest Rate [5]	Acquisition Date	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Common Equity and Warrants - 1.1%
Capital Markets
Resolute Investment Managers, Inc.	Equity	(14)	N/A	12/29/2023	58	1,249	1,502	0.1%
Winterfell Co-Invest SCSP	Equity	(14)	N/A	9/19/2022	3,586	3,635	7,208	0.5%
Total Capital Markets						4,884	8,710

Health Care Providers & Services
New Giving Acquisition, Inc.	Equity	(14)	N/A	8/19/2022	2	-	1,112	0.1%
Total Health Care Providers & Services						-	1,112

Professional Services
THL Fund IX Investors (Plymouth), L.P.	Equity	(12)(14)	N/A	9/1/2023	3,175	3,175	5,633	0.4%
Total Professional Services						3,175	5,633

Real Estate Management & Development
ACC Ultimate Holdings, L.P.	Equity		N/A	5/8/2024	375	3,750	282	0.0%
Total Real Estate Management & Development						3,750	282

Total Common Equity and Warrants Investments						11,809	15,737

Total Non-Controlled/Non-Affiliated Investments						$2,955,247	$2,934,363

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of March 31, 2026 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Interest Rate [5]	Acquisition Date	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Controlled/Affiliated - Investments
Common Equity - 0.7%
Professional Services
SPV CA IX, LLC	Equity	(10)(12)(14)(15)	N/A	7/18/2025	8,972	8,740	9,404	0.7%
Total Professional Services						8,740	9,404

Total Common Equity Investments						$8,740	$9,404

Total Controlled/Affiliated Investments						$8,740	$9,404

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of March 31, 2026 (Unaudited) (Continued)

(in thousands)

Description	Hedging Item	Footnotes	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation / (Depreciation)
Derivative Instruments
Interest Rate Swap	2029 Notes	(9)	6.70%	SOFR + 2.99%	Goldman Sachs Bank USA	4/10/2029	100,000	59	40
Interest Rate Swap	2030 Notes	(9)	6.26%	SOFR + 2.57%	Goldman Sachs Bank USA	11/15/2029	120,000	53	32
Total Derivative Instruments							$220,000	$112	$72

TOTAL INVESTMENTS						$2,963,987	$2,943,879

(1)
All of the Company’s investments are domiciled in the United States except for Apex Group Treasury LLC, Barings Middle Market CLO Ltd., Flow Traders Holding, LLC, Howden UK Refinance PLC, Inizio Group Limited, LendDirect Trust, MC CIF Wealth Management (UK) Ltd., New Mountain Guardian IV Income Rated Feeder II, Ltd., New Mountain Guardian IV Income Rated Feeder III, Ltd., and Syntax USA Holding Corporation, which are domiciled in Ireland, Cayman Islands, Bermuda, United Kingdom, United Kingdom, Canada, United Kingdom, Bermuda, Cayman Islands, and Canada, respectively.
(2)
Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)
All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"), except for ALP CFO 2024, L.P., Apex Group Treasury LLC, Barings Middle Market CLO Ltd., Best Egg Asset Structured Pass Through Master Trust, Churchill Middle Market CLO Ltd., Coller Private Equity Backed Notes & Loans II-A L.P., Exeter Short Term Funding LLC, Flow Traders Holding, LLC, Howden UK Refinance PLC, Inizio Group Limited, Ivy Hill Asset Management, L.P., Ivy Hill Middle Market Credit Fund XII Ltd, LendDirect Trust, LendingTree, Inc., MC CIF Wealth Management (UK) Ltd., New Mountain Guardian IV Income Rated Feeder II, Ltd., New Mountain Guardian IV Income Rated Feeder III, Ltd., Redwood Trust, Inc., and Syntax USA Holding Corporation.
(4)
As of March 31, 2026, all investments are pledged as collateral unless otherwise stated.
(5)
The majority of the securities bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR"), which at March 31, 2026 was 3.68%; Alternate Base Rate ("ABR"), which at March 31, 2026 was 6.75%; and the Euro Interbank Offered Rate ("EURIBOR"), which at March 31, 2026 was 1.89%. For each such security, the Company has provided the applicable spread over SOFR, ABR and EURIBOR and the current contractual interest rate in effect at March 31, 2026. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
(6)
The date disclosed represents the expiration of the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(7)
Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(8)
Percentage is based on net assets of $1,380,399 as of March 31, 2026.
(9)
Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(10)
This investment has an unfunded commitment as of March 31, 2026. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(11)
Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $18,143 or 1.3% of net assets as of March 31, 2026 and are considered restricted.
(12)
Investment measured at net asset value (“NAV”)
(13)
This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2026, non-qualifying assets totaled 5.4% of the Company's total assets.
(14)
Securities are non-income producing.
(15)
As defined in the 1940 Act, the Company is deemed to be both an "affiliated person" and "control" the portfolio company because it owns more than 25% of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions for the three months ended March 31, 2026 in which the portfolio company is deemed to be a "Control Investment" of the Company were as follows:

Portfolio Company	Asset Type	Fair value at December 31, 2025	Transfers in (out)	Purchases (cost)	Sales and paydowns	PIK interest (cost)	Amortization	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at March 31, 2026
Controlled/affiliated company investment:
SPV CA IX, LLC	Equity	$5,820	$—	$3,423	$—	$—	$—	$—	$161	$9,404
Total controlled/affiliated company investments		$5,820	$—	$3,423	$—	$—	$—	$—	$161	$9,404

Three Months Ended March 31,
		2026			2025
Portfolio Company	Asset Type	Interest Income	Dividend Income	Fee Income	Interest Income	Dividend Income	Fee Income
Controlled/affiliated company investments:
SPV CA IX, LLC	Equity	$—	$—	$—	n/a	n/a	n/a
Total controlled affiliated company investments		$—	$—	$—	n/a	n/a	n/a

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
(5)
The majority of the securities bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR"), which at December 31, 2025 was 3.87%; Alternate Base Rate ("ABR"), which at December 31, 2025 was 6.75%; and the Euro Interbank Offered Rate ("EURIBOR"), which at December 31, 2025 was 1.94%. For each such security, the Fund has provided the applicable spread over SOFR, ABR and EURIBOR and the current contractual interest rate in effect at December 31, 2025. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
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

March 31, 2026

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

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Company intends to invest primarily in senior secured or unsecured loans and, to a lesser extent, subordinated loans, mezzanine loans, and equity or equity-related securities including rights and warrants that may be converted into or exchanged for the portfolio company's private equity or the cash value of the portfolio company's common equity.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of deposits in a money market account and demand deposits held at a custodian bank. Cash and cash equivalents are carried at cost, which approximates fair value. The Company’s deposits may, at times, exceed the insured limits under applicable law. The Company's deposits in money market funds are considered Level 1 securities within the fair value hierarchy. As of March 31, 2026 and December 31, 2025, there was $271 and $258, respectively, of cash denominated in foreign currencies included within “cash and cash equivalents” on the Consolidated Statement of Assets and Liabilities.

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

Deferred Financing and Debt Issuance Costs

Financing costs incurred in connection with the Company’s borrowings (see Note 7) are deferred and amortized over the life of the corresponding facility. The Company records origination and other expenses related to its debt obligations as deferred financing and debt issuance costs. Deferred financing costs and debt issuance costs are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the debt liability.

Net Asset Value per Common Share

In accordance with U.S. GAAP, the net asset value per share of the Company's outstanding shares of common stock, par value, $0.001 per share ("Common Stock") is determined at least quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding.

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

($ in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Fee Income	$68	$74
Total revenue from contracts with customers	$68	$74

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of both March 31, 2026 and December 31, 2025, no investments were on non-accrual status.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. During the three months ended March 31, 2026 and 2025 the Company earned dividend income of $1,077, and $987, respectively, that were included on the Consolidated Statements of Operations as dividend income.

For the three months ended March 31, 2026 and 2025, the Company earned $3,624 and $1,212, respectively, in payment-in-kind ("PIK") interest income. In 2026, the Company began presenting PIK interest income as a separate financial statement line item in the accompanying Consolidated Statement of Operations, which had previously been included in interest income. Prior periods have been conformed to the current presentation.

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

The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations with the net change in unrealized appreciation (depreciation) from the translation of assets and liabilities in foreign currencies and other transactions on the Consolidated Statements of Operations.

The Company records realized gains and losses resulting from transactions in foreign currency on the Consolidated Statements of Operations. During the three months ended March 31, 2026 and 2025, the Company recorded $31 and $0, respectively, of net realized losses on foreign currency transactions.

Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies and other transactions on the Consolidated Statements of Operations. During the three months ended March 31, 2026 and 2025, the Company recorded a net change of $245 and $0, respectively, in net unrealized appreciation on the translation of assets and liabilities in foreign currencies.

Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar.

Offering Costs

Offering expenses are costs associated with the offering of the Company's Common Stock, and are capitalized as deferred offering expenses on the Consolidated Statement of Assets and Liabilities. Deferred offering expenses are amortized over a twelve-month period from incurrence.

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

The Company evaluates tax positions taken or expected to be taken while preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted later based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions from inception through March 31, 2026. The Company’s federal and state tax returns remain open for the prior three or four years, depending upon the jurisdiction, and subject to examination by the Internal Revenue Service and state tax authorities.

As of March 31, 2026 and December 31, 2025, the tax cost of the Company's investments approximate its amortized cost.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. During the three months ended March 31, 2026 and 2025, the Company recorded $(13) and $319 of net realized gains (losses), respectively. During the three months ended March 31, 2026 and 2025, the Company recorded $(19,389) and $168 of net change in unrealized appreciation (depreciation), respectively.

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

Segment Reporting

In accordance with ASC Topic 280 – Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets. The Company’s investment objective is to generate both current income and to a lesser extent capital appreciation through its investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chairman, president, chief financial officer and chief compliance officer. The CODM assesses the performance and makes decisions of the Company on a consolidated basis primarily based on the Company’s net increase in stockholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of distributions to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

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

In November 2024, the FASB issued ASU 2024-04, “Debt – Debt with Conversion and Other Options (Subtopic 470-20)”, which clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. The Company has adopted ASU 2024-04 for the period ended March 31, 2026 and concluded that the application of this guidance does not have any material impact on its consolidated financial statements.

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

Base Management Fee

The Company pays to the Adviser an asset-based fee (the “Management Fee”) for management services in an amount equal to an annual rate of 1.30% of the average value of the Company’s gross assets (excluding cash and cash equivalents) as of the last day of the most recently completed calendar quarter and the last day of the immediately preceding calendar quarter payable quarterly in arrears. The Management Fee for any partial quarter is appropriately prorated based on the actual number of days elapsed during such partial quarter as a fraction of the number of days in the relevant calendar year. For the three months ended March 31, 2026 and 2025, the Company incurred Management Fees of $9,428 and $8,337, respectively. As of March 31, 2026 and December 31, 2025, the Company recorded Management Fees payable of $9,428 and $9,201, respectively.

Incentive Fee

Beginning December 21, 2024, on the fourth anniversary of the date on which Stockholders were required to fund their initial drawdown (the “Incentive Commencement Date”), the Company pays the Adviser an incentive fee (“Incentive Fee”) as set forth below. The Incentive Fee consists of two parts. The first part (the “Investment Income Incentive Fee”) is calculated and payable on a quarterly basis, in arrears, commencing December 31, 2024, following the Incentive Commencement Date, and equals 15% of “pre-incentive fee net investment income” for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.75% (i.e., 7% annualized) measured on a quarterly basis. For purposes of computing the initial installment of the Investment Income Incentive Fee, as the Incentive Commencement Date did not fall on the first day of a calendar quarter, the initial Investment Income Incentive Fee is calculated and payable for the period that commences on the Incentive Commencement Date through the last day of the first complete calendar quarter immediately following the Incentive Commencement Date (March 31, 2025). The second part (the “Capital Gains Incentive Fee”) is an annual fee that is calculated in arrears, as of the end of each calendar year (or as of the date of the termination of the Investment Advisory Agreement) in an amount equal to 15% of realized capital gains, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year, less the aggregate amount of any previously paid Capital Gains Incentive Fee. As the Incentive Commencement Date did not fall on the first day of a calendar year, the initial Capital Gains Incentive Fee was calculated for the period that commenced on the Incentive Commencement Date through December 31, 2025, and as of December 31, 2025, there was no Capital Gains Incentive Fee payable under the Investment Advisory Agreement. For the three months ended March 31, 2026 and 2025, the Company incurred Investment Income Incentive Fees of $5,270 and $5,216, respectively. For the three months ended March 31, 2026 and 2025, the Company did not incur any Capital Gains Incentive Fees.

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

For the three months ended March 31, 2026 and 2025, the Company incurred $313 and $216, respectively, of administrative overhead expenses that were included on the Consolidated Statements of Operations as professional fees. As of March 31, 2026 and December 31, 2025, $313 and $440, respectively, of administrative overhead expenses remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses. For each of the three months ended March 31, 2026 and 2025, the Administrator did not waive any charges that were eligible for reimbursement under the terms of the Administration Agreement.

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

For the three months ended March 31, 2026 and 2025, the Company incurred expenses for services provided by the Sub-Administrator and the Custodian of $542 and $478, respectively, that were included on the Consolidated Statements of Operations as professional fees. As of March 31, 2026 and December 31, 2025, $530 and $160, respectively, remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses. For the three months ended March 31, 2026 and 2025, the Administrator waived $387 and $0, respectively, of Sub-Administrator fees which will not be subject to reimbursement by the Company to the Administrator, and is included on the Consolidated Statement of Operations as professional fee waivers.

Transfer Agent Fees

The Company has entered into a transfer agent servicing agreement with U.S. Bank Global Fund Services (in such capacity, the “Transfer Agent”). For the three months ended March 31, 2026 and 2025, the Company incurred expenses for services provided by the Transfer Agent of $16 and $19, respectively, that were included on the Consolidated Statements of Operations as professional fees. As of March 31, 2026 and December 31, 2025, $32 and $16, respectively, remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

Affiliated Capital Market Entities

The Adviser is an affiliate of SPC Capital Markets LLC, a Delaware limited liability company (the “Affiliated Broker-Dealer”), which is registered as a broker-dealer with the SEC and a member of FINRA and the Securities Investor Protection Corporation (together with the other Stone Point affiliated entities that conduct financial services, loan origination, structuring, placement or other similar business as a broker, dealer, distributor, syndicator, arranger or originator of securities or loans, collectively the “Affiliated Capital Market Entities”). During the three months ended March 31, 2026 and 2025, the Company did not pay the Affiliated Broker-Dealer any fees. The Affiliated Broker-Dealer may receive fees from other investors and portfolio companies in which the Company invests but will not collect fees from the Company for the Company's portfolio investments.

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

For the three months ended March 31, 2026 and 2025, the Company incurred offering costs of $12 and $12, respectively. As of both March 31, 2026 and December 31, 2025, there was no balance payable on the Consolidated Statements of Assets and Liabilities for offering expenses payable.

Note 5. Commitments and Contingencies

Litigation and Regulatory Matters

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with the Company’s portfolio companies. As of March 31, 2026, the Company and the Adviser are not currently a party to any material legal proceedings. As of December 31, 2025, the Company incurred a de minimis penalty payment obligation to California due to a delay in obtaining a California lending license, which was borne entirely by the Adviser.

Unfunded Portfolio Company Commitments

From time to time, the Company enters into commitments to fund investments. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. As of March 31, 2026 and December 31, 2025, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

($ in thousands)
Portfolio Company	Type of Investment	March 31, 2026 Par	December 31, 2025 Par
Accordion Partners LLC	First Lien Revolving Loan	$4,355	4,355
Accuserve Solutions, Inc.	First Lien Revolving Loan	3,845	4,930
Acentra Holdings, LLC	First Lien Delayed Draw Term Loan	-	8,715
Acentra Holdings, LLC	First Lien Revolving Loan	1,441	1,441
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	3,101	3,928
Action Behavior Centers Therapy LLC	First Lien Revolving Loan	3,071	3,071
AKAM Buyer, Inc.	First Lien Delayed Draw Term Loan	7,483	-
AKAM Buyer, Inc.	First Lien Revolving Loan	2,860	-
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	330	330
AmeriLife Holdings LLC	First Lien Revolving Loan	4,727	4,727
Anaplan Inc.	First Lien Revolving Loan	1,546	1,546
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	256	256
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	1,211	4,739
Aprio Advisory Group, LLC	First Lien Revolving Loan	2,935	4,402
Archduke Buyer, Inc.	First Lien Revolving Loan	876	876
Arden Insurance Services LLC	First Lien Revolving Loan	380	1,332
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	394	394
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	294	294
ARMStrong Receivable Management	First Lien Revolving Loan	299	299
Babylon Buyer, Inc.	First Lien Revolving Loan	1,479	1,479
Baker Tilly Advisory Group, L.P.	First Lien Delayed Draw Term Loan	1,339	2,314

($ in thousands)
Portfolio Company	Type of Investment	March 31, 2026 Par	December 31, 2025 Par
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	$1,050	$1,050
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	3,835	3,835
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	3,000	3,000
Bellwether Buyer, LLC	First Lien Delayed Draw Term Loan	7,530	7,530
Bellwether Buyer, LLC	First Lien Revolving Loan	2,229	3,012
Belmont Buyer, Inc.	First Lien Revolving Loan	1,890	2,180
Bottomline Technologies, Inc.	First Lien Revolving Loan	3,849	3,849
Captive Resources MIDCO, LLC	First Lien Revolving Loan	2,203	2,203
Cerity Partners Equity Holding LLC	First Lien Delayed Draw Term Loan	24,111	24,111
Cerity Partners Equity Holding LLC	First Lien Revolving Loan	1,361	1,906
Chartis Group, LLC	First Lien Delayed Draw Term Loan	2,098	2,098
Chartis Group, LLC	First Lien Revolving Loan	1,259	1,259
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	-	1,142
Choreo Buyer LLC.	First Lien Delayed Draw Term Loan	9,902	15,311
Cliffwater, LLC	First Lien Revolving Loan	5,966	5,966
Coller Private Equity Backed Notes & Loans II-A L.P.	Unsecured Note	3,438	3,809
Conservice Midco LLC	First Lien Revolving Loan	949	-
Continental Buyer Inc.	First Lien Delayed Draw Term Loan	653	653
Continental Buyer Inc.	First Lien Revolving Loan	4,921	4,921
Diligent Corporation	First Lien Revolving Loan	4,677	4,587
Diligent Corporation	First Lien Delayed Draw Term Loan	4,124	4,124
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	2,134	2,134
Eclipse Buyer, Inc.	First Lien Revolving Loan	1,083	1,083
Equinox Buyer LLC	First Lien Revolving Loan	4,776	4,776
Exeter Short Term Funding LLC	First Lien Revolving Loan	27,144	10,184
Fetch, Inc.	First Lien Delayed Draw Term Loan	5,899	-
Fetch, Inc	First Lien Revolving Loan	3,744	-
Flexera Software LLC	First Lien Revolving Loan	1,056	1,056
Flow Traders Holding, LLC	First Lien Revolving Loan	11,564	11,564
Foundation Risk Partners, Corp.	First Lien Revolving Loan	2,865	2,644
Fullsteam Operations LLC	First Lien Delayed Draw Term Loan	9,167	9,167
Fullsteam Operations LLC	First Lien Revolving Loan	3,333	3,333
Galway Borrower LLC	First Lien Delayed Draw Term Loan	0	8,579
Galway Borrower LLC	First Lien Delayed Draw Term Loan	8,082	-
Galway Borrower LLC	First Lien Revolving Loan	1,871	2,491
GC Waves Holding, Inc.	First Lien Delayed Draw Term Loan	13,452	18,790
GovDelivery Holdings LLC	First Lien Revolving Loan	2,193	2,193
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	-	893
GS Acquisitionco, Inc.	First Lien Revolving Loan	514	680
Guardian Restoration Partners Buyers, LLC	First Lien Delayed Draw Term Loan	1,352	2,257
Guardian Restoration Partners Buyers, LLC	First Lien Revolving Loan	562	357
HBWM Intermediate II, LLC	First Lien Delayed Draw Term Loan	5,628	-
HBWM Intermediate II, LLC	First Lien Revolving Loan	378	495
Headlands Buyer, Inc.	First Lien Delayed Draw Term Loan	11,376	11,376
Headlands Buyer, Inc.	First Lien Revolving Loan	5,565	5,565
Heights Buyer, LLC	First Lien Revolving Loan	1,660	2,235
Hyland Software, Inc	First Lien Revolving Loan	1,199	1,199
IG Investments Holdings, LLC	First Lien Revolving Loan	3,509	3,509
Imagine Acquisition, Inc.	First Lien Revolving Loan	4,630	4,630
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	3,188	3,188

($ in thousands)
Portfolio Company	Type of Investment	March 31, 2026 Par	December 31, 2025 Par
Kona Buyer, LLC	First Lien Revolving Loan	$355	$355
Low Voltage Holdings Inc.	First Lien Delayed Draw Term Loan	633	787
Low Voltage Holdings Inc.	First Lien Revolving Loan	606	606
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	596	1,510
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	8,382	21,215
KRIV Acquisition Inc.	First Lien Revolving Loan	223	356
Kwol Acquisition Inc	First Lien Delayed Draw Term Loan	-	31
Kwol Acquisition Inc	First Lien Revolving Loan	666	493
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	1,486	2,099
MAI Capital Management Intermediate LLC	First Lien Revolving Loan	1,254	1,622
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	-	5,386
MB2 Dental Solutions, LLC	First Lien Revolving Loan	2,154	1,840
MEDX Holdings, LLC	First Lien Delayed Draw Term Loan	9,757	9,809
MEDX Holdings, LLC	First Lien Revolving Loan	4,606	4,606
Ministry Brands Holdings, LLC	First Lien Revolving Loan	1,554	1,554
Minotaur Acquisition, Inc.	First Lien Revolving Loan	2,041	2,041
MIRRA-PRIMEACCESS Holdings, LLC	First Lien Revolving Loan	685	685
More Cowbell II LLC	First Lien Delayed Draw Term Loan	1,891	1,891
More Cowbell II LLC	First Lien Revolving Loan	3,886	3,886
MRI Software LLC	First Lien Delayed Draw Term Loan	10,071	14,450
MRI Software LLC	First Lien Revolving Loan	1,898	2,024
NextGen Healthcare	First Lien Revolving Loan	889	889
Payscape Buyer, Inc.	First Lien Revolving Loan	157	326
Omega Systems Intermediate Holdings, INC	First Lien Delayed Draw Term Loan	4,332	4,332
Omega Systems Intermediate Holdings, INC	First Lien Revolving Loan	1,647	1,647
Onesource Merger Sub, Inc.	First Lien Revolving Loan	1,509	-
oneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	3,123	3,123
oneZero Financial Systems, LLC	First Lien Revolving Loan	3,365	3,365
PAS Parent Inc.	First Lien Delayed Draw Term Loan	6,737	6,737
PAS Parent Inc.	First Lien Revolving Loan	1,000	1,000
Petra Borrower, LLC	First Lien Revolving Loan	1,228	2,456
Propio LS, LLC	First Lien Revolving Loan	103	103
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	3,284	8,209
RCP Nats Purchaser, LLC	First Lien Revolving Loan	5,746	5,746
Redwood Purchaser, INC	First Lien Delayed Draw Term Loan	10,663	10,663
Redwood Purchaser, INC	First Lien Revolving Loan	5,022	4,018
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	4,464	-
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	2,051	2,051
Redwood Trust, Inc.	First Lien Revolving Loan	2,281	-
Saab Purchaser, Inc	First Lien Delayed Draw Term Loan	6,905	6,905
Saab Purchaser, Inc	First Lien Revolving Loan	959	959

($ in thousands)
Portfolio Company	Type of Investment	March 31, 2026 Par	December 31, 2025 Par
Simplifi Holdings, Inc.	First Lien Revolving Loan	$1,771	$2,620
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	-	1,881
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	-	2,112
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	76	76
Southpaw AP Buyer, LLC	First Lien Revolving Loan	670	670
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	352	352
SpecialtyCare, Inc.	First Lien Revolving Loan	1,062	1,062
SPV CA IX, LLC	Equity	20,087	20,087
SRS Acquiom Holdings LLC	First Lien Revolving Loan	1,845	-
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	-	1,400
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	4,698	-
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	2,527	-
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	-	5,075
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	1,902	1,902
Tamarack Intermediate, L.L.C.	First Lien Revolving Loan	3,516	3,516
THG Acquisition, LLC	First Lien Delayed Draw Term Loan	3,604	4,144
THG Acquisition, LLC	First Lien Revolving Loan	2,205	2,539
Titan Home Improvement, LLC	First Lien Delayed Draw Term Loan	4,605	4,605
Titan Home Improvement, LLC	First Lien Revolving Loan	3,837	3,837
TRAK Purchaser, Inc	First Lien Revolving Loan	2,187	2,187
Trinity Partners Holdings, LLC	First Lien Delayed Draw Term Loan	7,447	7,447
Trintech, Inc.	First Lien Delayed Draw Term Loan	2,074	-
Trintech, Inc.	First Lien Revolving Loan	1,734	-
True Talent Advisory Borrower LLC	First Lien Delayed Draw Term Loan	7,764	-
True Talent Advisory Borrower LLC	First Lien Revolving Loan	4,017	-
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	5,817	5,817
TST Intermediate Holdings, LLC	First Lien Revolving Loan	409	516
Wasteology Group Transporation LLC	First Lien Delayed Draw Term Loan	15,211	15,211
Wasteology Group Transporation LLC	First Lien Revolving Loan	4,707	4,707
Wharf Street Ratings Acquisition LLC	First Lien Delayed Draw Term Loan	7,251	7,251
Wharf Street Ratings Acquisition LLC	First Lien Revolving Loan	7,487	7,487
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	4,675	5,261
World Insurance Associates, LLC	First Lien Revolving Loan	649	649
Worldwide Insurance Network, LLC	First Lien Delayed Draw Term Loan	12,509	13,016
Total Par.		$524,098	$525,553

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded on the consolidated financial statements and reflected as an adjustment to the valuation of the related security on the Consolidated Schedule of Investments as of both March 31, 2026 and December 31, 2025. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

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

Note 6. Derivative Instruments

The Company enters into derivative instruments from time to time to help mitigate exposure to interest rate risk. Derivatives not designated as hedges are speculative and are used to manage the Company's exposure to interest rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly as net change in unrealized appreciation (depreciation) from interest rate swaps in the Company's Consolidated Statement of Operations.

The Company did not hold any derivative instruments as of December 31, 2025.

Certain information related to the Company's derivative instruments as of March 31, 2026 is presented on the Consolidated Statements of Assets and Liabilities as follows:

($ in thousands)	As of March 31, 2026
Derivative Instrument	Notional amount	Maturity date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Consolidated Statements of Assets and Liabilites Location
Interest Rate Swap	$100,000	4/10/2029	$59	$(19)	Investments at fair value
Interest Rate Swap	$120,000	11/15/2029	$53	$(21)	Investments at fair value
Total	$220,000		$112	$(40)

Net unrealized appreciation (depreciation) from derivative instruments recognized by the Company for the three months ended March 31, 2026 is presented on the Consolidated Statements of Operations as follows:

($ in thousands)		For the three months ended March 31,
Derivative Instrument	Consolidated Statements of Operations Location	2026	2025
Interest rate swap	Net change in unrealized appreciation (depreciation) from interest rate swaps	$72	$—
Total		$72	$—

Net realized gain (loss) from derivative instruments recognized by the Company for the three months ended March 31, 2026, is presented in consolidated statements of operations as follows:

($ in thousands)		For the three months ended March 31,
Derivative Instrument	Consolidated Statements of Operations Location	2026	2025
Interest rate swap	Net realized gain (loss) from interest rate swaps	$—	$—
Total		$—	$—

Note 7. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. Effective December 21, 2020, the asset coverage ratio under the 1940 Act applicable to the Company decreased to 150% from 200%, so long as the Company meets certain disclosure requirements. As a result of complying with the requirements set forth in Section 61 of the 1940 Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of March 31, 2026 and December 31, 2025, the Company’s asset coverage ratios were 185% and 188%, respectively. For the three months ended March 31, 2026, the weighted average daily borrowings and interest rate on the Company's floating rate credit facilities was $1,095.4 million and 5.7% compared to $927.1 million and 6.8% for the three months ended March 31, 2025.

The following tables show the Company’s outstanding debt as of March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value (2)
Capital Call Facility	$65,000	$4,500	$60,500	$4,488
Revolving Credit Facility (3)	850,000	773,430	76,570	767,521
Secured Credit Facility	300,000	284,500	15,500	282,496
2029 Notes	200,000	200,000	—	198,279
Senior Notes	300,000	300,000	—	297,082
Truist Facility	250,000	66,000	184,000	63,584
Total	$1,965,000	$1,628,430	$336,570	$1,613,450

	December 31, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value (2)
Capital Call Facility	$65,000	$31,500	$33,500	$31,435
Revolving Credit Facility (3)	850,000	803,524	46,476	797,166
Secured Credit Facility	300,000	223,500	76,500	221,372
2029 Notes	200,000	200,000	—	198,133
Senior Notes	300,000	300,000	—	296,879
Total	$1,715,000	$1,558,524	$156,476	$1,544,985

(1)
The amount available may be subject to limitations related to the borrowing base under the Company's outstanding debt (collectively the "Financing Facilities"), outstanding letters of credit issued and asset coverage requirements.
(2)
As of March 31, 2026 and December 31, 2025, all of the Company’s outstanding debt was categorized as Level 3 within the fair value hierarchy.
(3)
As of March 31, 2026 and December 31, 2025 the Company recorded $245 and $(20), respectively, of unrealized translation gain/(loss) on borrowings denominated in foreign currency.

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

As of March 31, 2026 and December 31, 2025, the maximum borrowing capacity of the Company under the Capital Call Facility was $65,000.

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

On December 16, 2025, the Company executed a letter agreement (the “Fifth Amendment”) to amend the Capital Call Facility agreement (as amended, the “Revolving Credit Agreement”), by and among, inter alios, the Company as the borrower, the lenders from time to time party thereto and Capital One, National Association, as the administrative agent, sole lead arranger and a lender. The Fifth Amendment, among other things, extended the maturity date to March 16, 2026 from December 26, 2025 and incorporated an additional committed 90-day extension option. The other material terms of the Capital Call Facility were unchanged. On March 13, 2026, upon the request of the Company, the maturity date was extended from March 16, 2026 to April 16, 2026.

The Capital Call Facility includes customary covenants as well as usual and customary events of default for revolving credit facilities of this nature.

As of each of March 31, 2026 and December 31, 2025, the carrying amount of the Company’s borrowings under the Capital Call Facility approximated its fair value. As of March 31, 2026, and December 31, 2025, unamortized financing costs of $12 and $65, respectively, are being deferred and amortized over the remaining term of the Capital Call Facility. As of March 31, 2026 and December 31, 2025, the Company had an outstanding balance of $4,500 and $31,500, respectively. As of March 31, 2026 and December 31, 2025, the Capital Call Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $4,488 and $31,435, respectively.

The following table shows additional information about the interest and financing costs related to the Capital Call Facility for three months ended March 31, 2026 and 2025:

($ in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Interest expense related to the Capital Call Facility	$489	$492
Financing expenses related to the Capital Call Facility	96	61
Total interest and financing expenses related to the Capital Call Facility	$585	$553

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

As of March 31, 2026 and December 31, 2025, the financing commitment from the lenders under the Revolving Credit Facility was $850,000 and borrowings under the Revolving Credit Facility bore interest at an applicable margin of 2.00% per annum with respect to SOFR loans. In connection with the Revolving Credit Facility, SPV I made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions. The stated Maturity Date of the Revolving Credit Facility is June 27, 2029, unless otherwise terminated.

As of each of March 31, 2026 and December 31, 2025, the carrying amount of the Company’s borrowings under the Revolving Credit Facility approximated its fair value. As of March 31, 2026 and December 31, 2025, unamortized financing costs of $5,909 and $6,358, respectively, are being deferred and amortized over the remaining term of the Revolving Credit Facility. As of March 31, 2026 and December 31, 2025, the Revolving Credit Facility had an outstanding balance of $773,430 and $803,524, respectively. As of March 31, 2026 and December 31, 2025, the Revolving Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $767,521 and $797,166, respectively.

The following table shows additional information about the interest and financing costs related to the Revolving Credit Facility for the three months ended March 31, 2026 and 2025:

($ in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Interest expense related to the Revolving Credit Facility	$11,494	$11,851
Financing expenses related to the Revolving Credit Facility	449	449
Total interest and financing expenses related to the Revolving Credit Facility	$11,943	$12,300

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

As of March 31, 2026 and December 31, 2025, the Secured Credit Facility is comprised of (i) a $250,000 asset-based revolving loan facility (the “ABL Facility”) and (ii) a $50,000 asset-based revolving loan facility (the “Revolver Facility”), each of which has its own borrowing base. The Secured Credit Facility contains customary covenants, including certain limitations on the activities of SPV II, and customary events of default.

On March 3, 2025, (the “First Amendment Date”), SPV II entered into an amendment to the Secured Credit Facility, which, among other things, reduced the applicable margin on borrowings from 3.10% to 2.00% per annum, extended the reinvestment period to March 3, 2028, and extended the maturity date to March 3, 2030.

As of each of March 31, 2026 and December 31, 2025, the carrying amount of the Company’s borrowings under the Secured Credit Facility approximated its fair value. As of March 31, 2026, and December 31, 2025, unamortized financing costs of $2,004 and $2,128, respectively, are being deferred and amortized over the remaining term of the Secured Credit Facility. As of both March 31, 2026, and December 31, 2025, the Secured Credit Facility had an outstanding balance of $284,500 and $223,500, respectively. As of March 31, 2026 and December 31, 2025, the Secured Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $282,496 and $221,372, respectively.

The following table shows additional information about the interest and financing costs related to the Secured Credit Facility for the three months ended March 31, 2026 and 2025:

($ in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Interest expense related to the Secured Credit Facility	$3,666	$3,777
Financing expenses related to the Secured Credit Facility	124	199
Total interest and financing expenses related to the Secured Credit Facility	$3,790	$3,976

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

The 2025 Notes had a fixed interest rate of 5.83% per year, which was due semiannually in May and November of each year.

As of March 31, 2026 and December 31, 2025, the 2025 Notes had an outstanding balance of zero and zero, respectively. The 2025 Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling zero as of March 31, 2026 and zero as of December 31, 2025.

The following table shows additional information about the interest and financing costs related to the 2025 Notes for the three months ended March 31, 2026 and 2025:

($ in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Interest expense related to the 2025 Notes	$—	$3,279
Financing expenses related to the 2025 Notes	—	260
Total interest and financing expenses related to the 2025 Notes	$—	$3,539

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

On March 25, 2026, in connection with the 2029 Notes, the Company entered into an interest rate swap agreement for a total notional amount of $100,000 that matures on April 10, 2029. Under the interest rate swap agreement for the 2029 Notes, the Company receives a fixed interest rate of 6.70% and pays a floating interest rate of SOFR + 2.9945% on the notional amount of the interest rate swap agreement.

As of each of March 31, 2026 and December 31, 2025 the carrying amount of the Company’s borrowings under the 2029 Notes approximated its fair value. As of March 31, 2026 and December 31, 2025, unamortized debt issuance costs of $1,721 and $1,867, respectively, are being deferred and amortized over the remaining term of the 2029 Notes. As of both March 31, 2026 and December 31, 2025, the 2029 Notes had an outstanding balance of $200,000. The 2029 Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $198,279 as of March 31, 2026 and $198,133 as of December 31, 2025.

The following table shows additional information about the interest and financing costs related to the 2029 Notes for the three months ended March 31, 2026 and 2025:

($ in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Interest expense related to the 2029 Notes	$3,350	$3,350
Financing expenses related to the 2029 Notes	146	123
Total interest and financing expenses related to the 2029 Notes	$3,496	$3,473

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

The 2028 Notes will mature on May 15, 2028 and the 2030 Notes will mature on May 15, 2030, in each case, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the March 2025 NPA. Interest on each of the 2028 Notes and 2030 Notes is due semiannually in May and November of each year, beginning in November 2025. In addition, the Company is obligated to offer to repay each of the 2028 Notes and 2030 Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the March 2025 NPA, the Company may redeem each of the 2028 Notes and 2030 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed, with respect to the 2028 Notes, on or before 90 days prior to the maturity date of such notes or, with respect to the 2030 Notes, on or before 180 days prior to the maturity date of such notes, a make-whole premium.

On March 25, 2026, in connection with the 2030 Notes, the Company entered into an interest rate swap agreement for a total notional amount of $120,000 that matures on November 15, 2029. Under the interest rate swap agreement for the 2030 Notes, the Company receives a fixed interest rate of 6.26% and pays a floating interest rate of SOFR + 2.5675%.

As of March 31, 2026 and December 31, 2025 the carrying amount of the Company’s borrowings under the Senior Notes approximated its fair value. As of March 31, 2026 and December 31, 2025, unamortized debt issuance costs of $2,918 and $3,121, respectively, are being deferred and amortized over the remaining term of the Senior Notes. As of both March 31, 2026 and December 31, 2025, the Senior Notes had an outstanding balance of $300,000. The Senior Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $297,082 as of March 31, 2026 and $296,879 as of December 31, 2025.

The following table shows additional information about the interest and financing costs related to the Senior Notes for the three months ended March 31, 2026 and 2025:

($ in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Interest expense related to the Senior Notes	$4,661	$-
Financing expenses related to the Senior Notes	203	-
Total interest and financing expenses related to the Senior Notes	$4,864	$-

Truist Facility

On March 23, 2026, the Company entered into a Senior Secured Revolving Credit Agreement (the “Truist Credit Agreement”) by and among the Company, Truist Bank, as administrative agent, and the lenders and issuing banks party thereto (the “Truist Facility”). Capitalized terms used but not defined herein will have the meaning set forth in the Truist Credit Agreement.

The aggregate initial principal amount of the Truist Facility, subject to availability under the borrowing base, is $250,000. The maximum capacity under the Truist Facility may be increased up to $450,000 through the exercise of an accordion that permits increases to the total facility amount, subject to the satisfaction of certain conditions. Borrowings based on Term SOFR or another applicable benchmark or risk-free rate will bear interest at a rate of 1.75% plus Term SOFR or the applicable benchmark rate. Borrowings based on the “alternate base rate” (as more fully described in the Truist Credit Agreement) will bear interest at a rate of 0.75% plus the “alternate base rate”. The rate of all borrowings will be increased by 0.125% if the Gross Borrowing Base is less than 1.6 times the Combined Debt Amount. All borrowings are subject to a credit adjustment spread. The Company will also pay a commitment fee at a rate of 0.375% per annum on the daily unused amount of each lender’s revolving commitment under the Truist Facility.

The revolving period under the Truist Facility will terminate on the earlier of March 22, 2030 and the occurrence of a Trigger Event (which is defined in the Truist Credit Agreement in relation to the consummation of an initial public offering of the Company’s common stock) and the Truist Facility will mature on March 21, 2031, unless earlier terminated in accordance with the terms of the Truist Credit Agreement, including upon the occurrence of a Trigger Event. During the period from the end of the revolving period to the maturity date, the Company will be obligated to make mandatory prepayments under the Truist Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.

The Truist Facility is secured by a security interest in substantially all of the portfolio investments held by the Company and each existing and future subsidiary that is a guarantor under the terms of the Truist Credit Agreement, subject to certain exceptions.

The Truist Credit Agreement includes customary affirmative and negative covenants, including financial covenants requiring the Company to maintain a minimum shareholders’ equity and asset coverage ratio, and certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

As of March 31, 2026 the carrying amount of the Company’s borrowings under the Truist Facility approximated its fair value. As of March 31, 2026, unamortized financing costs of $2,416, are being deferred and amortized over the remaining term of the Senior Notes. As of March 31, 2026, the Truist Facility had an outstanding balance of $66,000. As of March 31, 2026 the Truist Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $63,584.

The following table shows additional information about the interest and financing costs related to the Truist Facility for the three months ended March 31, 2026:

($ in thousands)	Three Months Ended March 31, 2026
Interest expense related to the Truist Facility	$42
Financing expenses related to the Truist Facility	11
Total interest and financing expenses related to the Truist Facility	$53

Note 8. Net Assets

Issuances of Equity Securities

For the three months ended March 31, 2026 and 2025, the Company completed the following issuances of Common Stock:

($ in thousands, except share information) Common Share Issuance Date	Number of Common Shares Issued	Net Proceeds	Per Share
March 31, 2026	1,267,768	24,992	19.71
March 31, 2026(1)	372,250	7,338	19.71
March 31, 2025(1)	352,159	6,983	19.85
March 31, 2025	88,251	1,750	19.85

(1)
Shares were issued to Stockholders participating in the Company’s DRIP.

The issuances of Common Stock were made at a price at least equal to the then-current net asset value, with such calculation carried out consistent with the Company’s Valuation Policy.

Except with respect to shares of Common Stock issued under the DRIP, sales of Common Stock were made pursuant to subscription agreements entered into by the Company and its investors. Each of the sales of Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten business days’ prior notice to the funding date. As of March 31, 2026, the Company has received capital commitments totaling $1,514.7 million, of which, $226.6 million remains unfunded. As of December 31, 2025, the Company had received capital commitments totaling $1,514.7 million, of which, $251.6 million remained unfunded.

Distributions

For the three months ended March 31, 2026 and 2025, the Company declared the following distributions.

($ in thousands, except per share amounts)
Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
March 30, 2026	March 31, 2026	$0.460	$31,773
March 27, 2025	March 31, 2025	$0.490	$30,896

Note 9. Investments

The following table presents the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2026 and December 31, 2025:

($ in thousands)	March 31, 2026			December 31, 2025
Investments:	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value
First Lien Loans	$2,619,381	$2,605,295	88.5%	$2,550,532	$2,549,002	88.4%
Second Lien Loans	151,881	139,332	4.7	141,741	133,093	4.6
Unsecured Notes	137,703	138,380	4.7	135,834	138,583	4.8
Preferred Equity	34,473	35,619	1.2	38,229	40,166	1.4
Common Equity and Warrants	20,549	25,141	0.9	17,133	22,110	0.8
Interest rate swaps	-	112	0.0	-	-	0.0
Total Investments	$2,963,987	$2,943,879	100.0%	$2,883,469	$2,882,954	100.0%

The geographic composition of investments based on fair value as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
U.S.	96.2%	96.6%
Non-U.S.	3.8	3.4
Total	100.0%	100.0%

The industry composition of investments based on fair value as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
Capital Markets	4.0%	4.1%
Consumer Finance	1.9	2.3
Diversified Consumer Services	0.4	0.5
Financial Services	15.2	14.7
Health Care Providers & Services	17.4	17.9
Health Care Technology	2.9	3.0
Insurance	17.0	19.0
IT Services	4.1	3.9
Professional Services	16.7	15.4
Real Estate Management & Development	6.4	5.6
Software	13.3	12.9
Technology Hardware, Storage & Peripherals	0.7	0.7
Total	100.0%	100.0%

Note 10. Fair Value of Investments

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

The following table presents the fair value hierarchy as of March 31, 2026.

		March 31, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$127,168	$2,478,127	$2,605,295
Second Lien Loans	—	57,290	82,042	139,332
Unsecured Notes	—	23,118	115,262	138,380
Preferred Equity	—	—	35,619	35,619
Common Equity & Warrants	—	—	10,104	10,104
Subtotal	$—	$207,576	$2,721,154	$2,928,730
Investments Measured at NAV	$—	$—	$—	$15,037
Interest rate swaps	—	112	—	112
Total	$—	$207,688	$2,721,154	$2,943,879

The following table presents the fair value hierarchy as of December 31, 2025.

	December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$111,646	$2,437,356	$2,549,002
Second Lien Loans	—	59,663	73,430	133,093
Unsecured Notes	—	16,081	122,502	138,583
Preferred Equity	—	—	40,166	40,166
Common Equity & Warrants	—	—	10,644	10,644
Subtotal	$—	$187,390	$2,684,098	$2,871,488
Investments Measured at NAV	$—	$—	$—	$11,466
Total	$—	$187,390	$2,684,098	$2,882,954

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
($ in thousands)	First Lien Loans	Second Lien Loans	Unsecured Note	Preferred Equity	Common Equity & Warrants	Total Investments
Fair value, beginning of period	$2,437,356	$73,430	$122,504	$40,166	$10,645	$2,684,101
Purchases of investments, net	221,083	10,062	2,466	962	-	234,573
Proceeds from sales and principal payments, net	(173,419)	-	(8,888)	(4,800)	-	(187,107)
Realized gain (loss) on investments	1,173	-	55	70	-	1,298
Net change in unrealized appreciation/(depreciation)	(10,018)	(1,492)	(940)	(792)	(541)	(13,783)
Net accretion of discount and amortization of investments	1,952	42	65	13	-	2,072
Ending balance	$2,478,127	$82,042	$115,262	$35,619	$10,104	$2,721,154

	Three Months Ended March 31, 2025
($ in thousands)	First Lien Loans	Second Lien Loans	Unsecured Note	Preferred Equity	Common Equity & Warrants	Total Investments
Fair value, beginning of period	$2,175,756	$79,596	$87,941	$36,227	$11,696	$2,391,216
Purchases of investments, net	166,164	1,678	13,696	987	13	182,538
Proceeds from sales and principal payments, net	(82,758)	(4)	—	—	—	(82,762)
Realized gain (loss) on investments	624	—	1	—	—	625
Net change in unrealized appreciation/(depreciation)	500	(363)	8	19	91	255
Net accretion of discount and amortization of investments	3,334	38	61	25	—	3,458
Transfers in (out) of Level 3	—	—	—	—	—	—
Ending balance	$2,263,620	$80,945	$101,707	$37,258	$11,800	$2,495,330

During the three months ended March 31, 2026 and 2025, there were no transfers into or out of Level 2 or Level 3 because of a change in the observability inputs.

The following table presents the net change in unrealized appreciation (depreciation) for the Level 3 investments held by the Company at the three months ended March 31, 2026 and 2025.

($ in thousands) Net Change in Unrealized Appreciation (Depreciation)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
First Lien Loans	$(10,018)	$500
Second Lien Loans	(1,492)	(363)
Unsecured Notes	(940)	8
Preferred Equity	(792)	19
Common Equity & Warrants	(541)	91
Total	$(13,783)	$255

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2026. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Adviser’s determination of fair value.

($ in thousands)	March 31, 2026
Investments	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
First Lien Loans	$2,051,256	Discounted Cash Flow	Discount Rate	5.2% - 14.3% (9.1%)
First Lien Loans	381,709	Market Transaction	Market Transaction	98.0% - 99.5% (99.0%)
First Lien Loans	45,162	Recovery Analysis	Recovery Rate	0.3x - 6.0x (3.2x)
Second Lien Loans	72,696	Discounted Cash Flow	Discount Rate	8.2% - 21.8% (13.0%)
Second Lien Loans	9,346	Market Transaction	Market Transaction	98.8%
Unsecured Notes	115,262	Discounted Cash Flow	Discount Rate	5.2% - 15.5% (12.0%)
Preferred Equity	17,185	Discounted Cash Flow	Discount Rate	13.1% - 15.4% (14.3%)
Preferred Equity	3,624	Enterprise Value Analysis	EBITDA Multiple	13.0x - 17.3x (16.6x)
Preferred Equity	14,810	Market Transaction	Market Transaction	99.0%
Common Equity & Warrants	10,104	Enterprise Value Analysis	EBITDA Multiple	7.0x - 21.0x (17.4x)
Total	$2,721,154

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

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. The methodology for the weighted average number of shares outstanding during the period utilizes the weighted average number of shares from the beginning of the period through the end of the period. Other potentially dilutive shares of Common Stock, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. For the three months ended March 31, 2026 and 2025, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of Common Stock for the three months ended March 31, 2026 and 2025:

($ in thousands, except share and per share information)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net increase (decrease) in net assets resulting from operations	$10,460	$30,041
Weighted average shares of common stock outstanding - basic and diluted	69,090,310	63,058,843
Basic and diluted net increase (decrease) in net assets resulting from operations per share of common stock	$0.15	$0.48

Note 12. Financial Highlights

The following per share of Common Stock data has been derived from information provided on the consolidated financial statements. The following is a schedule of financial highlights for the three months ended March 31, 2026 and 2025:

($ in thousands, except share and per share information)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Per share of Common Stock operating performance:
Net asset value, beginning of period	$19.83	$19.85
Results of operations:
Net investment income (1)	0.43	0.47
Net realized gains (losses) and unrealized appreciation (depreciation) (2)	(0.28)	—
Net increase (decrease) in net assets resulting from operations	0.15	0.47

Distributions to Common Stockholders
Distributions from earnings	(0.46)	(0.49)
Net decrease in net assets resulting from distributions	(0.46)	(0.49)
Net asset value, end of period	$19.52	$19.83

Shares outstanding, end of period	70,712,106	63,494,413
Ratio/Supplemental Data
Net assets, end of period	$1,380,399	$1,259,375
Weighted average shares outstanding	69,090,310	63,058,843
Total return (3)	0.73%	2.37%
Portfolio turnover	6.56%	3.16%
Ratio of operating expenses to average net assets (4)	12.17%	12.90%
Ratio of net investment income (loss) to average net assets (4)	8.81%	9.55%

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
(4)
The ratios reflect an annualized amount. For the three months ended March 31, 2026 and 2025, the ratio of total operating expenses to average net assets was 12.28% and 12.90%, respectively, on an annualized basis, excluding the effect of the professional fee waiver. For the three months ended March 31, 2026 and 2025, the ratio of net investment income to average net assets was 8.69% and 9.55%, respectively, on an annualized basis, excluding the effect of the professional fee waiver. Non-recurring expenses were not annualized. During the three months ended March 31, 2026 and 2025, the Company incurred $12 and $12 of Offering Expenses, respectively, which were deemed to be non-recurring.

Note 13. Subsequent Events

Management has evaluated subsequent events and transactions for potential recognition and/or disclosure through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized on the consolidated financial statements as of and for the three months ended March 31, 2026.

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
•
general economic, political and industry trends and other external factors.
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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and elsewhere in this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC, including Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K.

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

As of March 31, 2026, we had called equity capital in the amount of $1,288.1 million. See “Subscriptions and Drawdowns” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates calling additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.

Investment Objective and Strategy

Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. We seek to invest primarily in senior secured or unsecured loans and, to a lesser extent, subordinated loans, mezzanine loans, and equity or equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. We may invest without limit in originated or syndicated debt. Under normal market conditions, we generally invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds, and other credit instruments that are issued in private offerings or issued by private companies) (the “80% Policy”). If we change the 80% Policy, we will provide stockholders at least 60 days' notice of such change.

Our investment objective is to generate favorable risk-adjusted returns through current income and, to a lesser extent, capital appreciation by investing primarily in directly originated, senior secured first lien (including unitranche) loans. Although it is not our primary strategy, we also opportunistically invest in second lien loans, subordinated loans, mezzanine loans, structured finance securities and equity or equity-related securities. We typically target loans issued by U.S. middle market companies with EBITDA between $30 million and $250 million annually. In the context of leveraged buyouts, acquisitions, debt refinancings, recapitalizations, and other opportunistic asset purchases. We may from time to time invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. Our investment objective may be changed without a vote of the holders of a majority of our common stock.

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

Leverage

The amount of leverage that we employ will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage. As a result of complying with the requirements set forth in Section 61 of the 1940 Act, effective as of December 21, 2020 we are able to borrow amounts such that our asset coverage ratio is at least 150%, rather than 200%. As of March 31, 2026 and December 31, 2025, our asset coverage ratio was 185% and 188%, respectively.

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets or capital commitments as collateral to financing facilities.

Financial and Operating Highlights

($ in thousands, except per share amounts)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Total investment income	$71,117	$69,479
Total expenses	41,255	39,925
Net investment income (loss)	29,862	29,554
Total net realized gains (losses)	(13)	319
Total net change in unrealized appreciation (depreciation)	(19,389)	168
Net increase (decrease) in net assets resulting from operations	$10,460	$30,041
Per share information - basic and diluted:
Net investment income (loss)	$0.42	$0.47
Net increase (decrease) in net assets resulting from operations	$0.15	$0.48
Distributions declared per share	$0.46	$0.49

($ in thousands, except per share amounts) Consolidated balance sheet data	As of March 31, 2026	As of December 31, 2025
Cash and cash equivalents	$74,508	$56,376
Investments at fair value	2,943,879	2,882,954
Total assets	3,050,343	2,963,047
Total debt (net of unamortized debt issuance costs)	1,613,450	1,544,985
Total liabilities	1,669,944	1,593,665
Total net assets	1,380,399	1,369,382
Net asset value per share	$19.52	$19.83
Other data:
Number of portfolio companies	139	127
Distributions declared per share	0.46	1.91
Total return based on net asset value[1]	0.73%	9.86%

(1)
Total return is based upon the change in net asset value per share between the opening and ending net asset values per share, assuming reinvestment of any distributions during the period. Total return is not annualized and does not include a sales load.

Portfolio and Investment Activity

Our investment activity for the three months ended March 31, 2026, is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	Three Months Ended March 31, 2026
New investment commitments:
Total new investment commitments	$232,347
Principal amount of investments funded:
First lien loans	$244,651
Second lien loans	13,170
Unsecured notes	8,913
Total principal amount of investments funded	$266,734
Principal amount of investments sold or repaid:
First lien loans	(177,232)
Second lien loans	-
Unsecured notes	(11,160)
Total principal amount of investments sold or repaid	$(188,392)
Number of new investment commitments	21
Average new investment commitment	$11,064
Percentage of new investment commitments at floating rates	90.7%
Percentage of new investment commitments at fixed rates	9.3%
Weighted average yield to maturity on purchased or funded investments during the period (1)	7.8%
Weighted average yield to maturity on investments sold or repaid during the period	10.5%

————————————————————

(1)
Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

As of March 31, 2026, we had 340 debt investments in 135 portfolio companies with an aggregate fair value of $2,883.0 million. As of December 31, 2025, we had 316 debt investments in 127 portfolio companies with an aggregate fair value of $2,820.7 million.

As of March 31, 2026 and December 31, 2025, our investments consisted of the following:

($ in thousands)	March 31, 2026			December 31, 2025
Investments:	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value
First Lien Loans	$2,619,381	$2,605,295	88.5%	$2,550,532	$2,549,002	88.4%
Second Lien Loans	151,881	139,332	4.7	141,741	133,093	4.6
Unsecured Notes	137,703	138,380	4.7	135,834	138,583	4.8
Preferred Equity	34,473	35,619	1.2	38,229	40,166	1.4
Common Equity and Warrants	20,549	25,141	0.9	17,133	22,110	0.8
Interest rate swaps	-	112	0.0	-	-	0.0
Total Investments	$2,963,987	$2,943,879	100.0%	$2,883,469	$2,882,954	100.0%

The geographic composition of investments based on fair value as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
U.S.	96.2%	96.6%
Non-U.S.	3.8	3.4
Total	100.0%	100.0%

The industry composition of investments based on fair value as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
Capital Markets	4.0%	4.1%
Consumer Finance	1.9	2.3
Diversified Consumer Services	0.4	0.5
Financial Services	15.2	14.7
Health Care Providers & Services	17.4	17.9
Health Care Technology	2.9	3.0
Insurance	17.0	19.0
IT Services	4.1	3.9
Professional Services	16.7	15.4
Real Estate Management & Development	6.4	5.6
Software	13.3	12.9
Technology Hardware, Storage & Peripherals	0.7	0.7
Total	100.0%	100.0%

The following table presents certain selected information regarding our investment portfolio as of March 31, 2026 and 2025:

	As of
	March 31, 2026	December 31, 2025
Investments:
Number of portfolio companies	139	127
Median EBITDA	$150.3 million	$129.6 million
Percentage of performing debt bearing a floating rate	96.7%	96.1%
Percentage of performing debt bearing a fixed rate	3.3%	3.9%
Weighted average yield to maturity on investments(1)	9.3%	9.7%

————————————————————

(1)
Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

The following table presents the maturity schedule of our debt investments based on fair value as of March 31, 2026 and December 31, 2025:

($ in thousands)	March 31, 2026		December 31, 2025
Maturity Year	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
2026	$21,871	0.8%	$48,869	1.7%
2027	118,646	4.1	125,756	4.5
2028	532,621	18.6	626,584	22.3
2029	410,682	14.2	410,123	14.5
2030	556,619	19.3	528,272	18.7
2031	645,547	22.4	599,120	21.2
2032	413,592	14.3	376,869	13.4
2033	104,782	3.6	25,506	0.9
2034	17,707	0.6	17,152	0.6
2035	3,004	0.1	3,914	0.1
2036	11,549	0.4	11,547	0.4
2037	46,387	1.6	46,966	1.7
	$2,883,007	100.0%	$2,820,678	100.0%

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

The following table shows the composition of our portfolio investments on the Adviser’s internal performance rating scale:

($ in thousands)	March 31, 2026		December 31, 2025
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$504,414	17.1%	$540,164	18.7%
2	2,220,883	75.5	2,160,900	75.0
3	171,918	5.8	158,374	5.5
4	46,664	1.6	23,516	0.8
5	—	—	—	—
	$2,943,879	100.00%	$2,882,954	100.0%

The following table presents the amortized cost of our performing and non-accrual investments as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,963,987	100.0%	$2,883,469	100.0%
Non-accrual	—	—	—	—
Total	$2,963,987	100.0%	$2,883,469	100.0%

The following table presents the fair value of our performing and non-accrual investments as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
($ in thousands)	Fair Value	Percentage	Fair Value	Percentage
Performing	$2,943,879	100.0%	$2,882,954	100.0%
Non-accrual	—	—	—	—
Total	$2,943,879	100.0%	$2,882,954	100.0%

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

Results of Operations

The following table presents the operating results for the three months ended March 31, 2026 and 2025:

($ in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Total investment income	$71,117	$69,479
Less: total expenses	41,255	39,925
Net investment income (loss)	29,862	29,554
Total net realized gains (losses)	(13)	319
Total net change in unrealized appreciation (depreciation)	(19,389)	168
Net increase (decrease) in net assets resulting from operations	$10,460	$30,041

Investment Income

Total investment income consisted of interest income from investments, dividend income from investments, interest from cash and cash equivalents and fee income. For the three months ended March 31, 2026 and 2025, total investment income was comprised of the following:

($ in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Interest income from investments	$66,348	$67,205
Payment in Kind Interest Income	3,624	1,212
Dividend income from investments	1,077	987
Interest income from cash and cash equivalents	—	1
Fee income	68	74
Total investment income	$71,117	$69,479

For the three months ended March 31, 2026 and 2025, total investment income increased to $71.1 million from $69.5 million primarily due to an increase in the size of our debt portfolio, which at par, increased to $2,941.2 million from $2,608.4 million. For the three months ended March 31, 2026 the weighted average yield on our portfolio decreased to 9.3% from 10.6% for the three months ended March 31, 2025. For the three months ended March 31, 2026 and three months ended March 31, 2025, the Company recognized payment-in-kind ("PIK") income from investments of $4.6 million or 6.4% of total investment income, and $2.2 million or 3.2% of total investment income, respectively.

Expenses

Operating expenses for the three months ended March 31, 2026 and 2025 were as follows:

($ in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Base management fees	$9,428	$8,337
Incentive fees	5,270	5,216
Interest and credit facility fees	24,729	24,100
Offering costs	12	12
Professional fees	2,075	2,150
Directors fees	92	92
Insurance expenses	36	18
Professional fees waiver	(387)	—
Total expenses	$41,255	$39,925

Under the Administration Agreement, we will reimburse the Administrator for all reasonable costs and expenses incurred for services performed for us. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties, and we will reimburse the expenses of these parties incurred directly and/or paid by the Administrator on our behalf. The Administrator can waive any amounts owed to it under the Administration Agreement, at its discretion. For the three months ended March 31, 2026, the Administrator waived $387 of Sub-Administrator fees which will not be subject to reimbursement by the Company to the Administrator, and is included on the Consolidated Statement of Operations. For the three months ended March 31, 2025, the Administrator did not waive any expenses owed to it under the Administration Agreement.

For the three months ended March 31, 2026 and 2025, the Company incurred $0.3 million and $0.2 million, of administrative overhead expenses, respectively. For the three months ended March 31, 2026 and 2025, the Administrator has elected not to waive any charges that would have been eligible for reimbursement under the terms of the Administration Agreement.

For the three months ended March 31, 2026 and 2025 total expenses increased to $41.3 million from $39.9 million primarily due to management fees and an increase in interest and credit facility fees as a result of the 2029 Notes and Senior Notes. For the three months ended March 31, 2026, the Company incurred $5.3 million of incentive fees compared to $5.2 million for the three months ended March 31, 2025. For the three months ended March 31, 2026, the weighted average daily borrowings and interest rate on our floating rate credit facilities was $1,095.4 million and 5.7% compared to $927.1 million and 6.8% for the three months ended March 31, 2025. For the three months ended March 31, 2026 and 2025, management fees increased due to an overall increase in total assets.

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

Net Realized Gains (Losses) and Unrealized Appreciation (Depreciation)

The following table summarizes our net realized gains (losses) and unrealized appreciation (depreciation) for the three months ended March 31, 2026 and 2025:

($ in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net realized gains (losses) and unrealized appreciation (depreciation)
Total net realized gains (losses)	$(13)	$319
Total net change in unrealized appreciation (depreciation) on investments	(19,706)	168
Net change in unrealized appreciation (depreciation) from interest rate swaps	72
Total net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	245	—

Net realized gains (losses) and unrealized appreciation (depreciation)	$(19,402)	$487

The Adviser determines the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation.

During the three months ended March 31, 2026, we had net change in unrealized appreciation (depreciation) on our investment portfolio of $(19.4) million, driven primarily by a decrease in mark to market prices of our debt investments compared to December 31, 2025. During the three months ended March 31, 2026, we had net change in unrealized appreciation (depreciation) from interest swaps of $0.1 million driven by fluctuations arising from our interest rate swaps. We did not record any unrealized appreciation (depreciation) from interest swaps for the three months ended March, 31 2025. During the three months ended March 31, 2026, we had net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies of $0.2 million driven by fluctuations arising from the translation of foreign currency borrowings during the quarter. We did not record any unrealized appreciation or depreciation on translation of assets and liabilities in foreign currency for the three months ended March 31, 2025.

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

Equity

For the three months ended March 31, 2026 and 2025, we completed the following issuances of Common Stock:

($ in thousands) Common Share Issuance Date	Number of Common Shares Issued	Net Proceeds
March 31, 2026	1,267,768	24,992
March 31, 2026(1)	372,250	7,338
March 31, 2025(1)	352,159	6,983
March 31, 2025	88,251	1,750

————————————————————

(1)
Shares were issued to Stockholders participating in our DRIP.

The issuances of Common Stock were made at a price at least equal to the current net asset value, with such calculation to be carried out consistent with our Valuation Policy. We had 70,712,106 shares outstanding as of March 31, 2026 and 69,072,088 shares outstanding as of December 31, 2025. Except with respect to shares of Common Stock issued under the DRIP, sales of Common Stock were made pursuant to subscription agreements entered into by us and our investors. Each of the sales of Common Stock is exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten business days’ prior notice to the funding date. As of March 31, 2026, we had received capital commitments totaling $1,514.7 million, of which $226.6 million remains unfunded. As of December 31, 2025, we had received capital commitments totaling $1,514.7 million, of which, $251.6 million remained unfunded.

Debt

Financing Facilities

The following tables show our outstanding debt, collectively referred to as the "Financing Facilities," as of March 31, 2026 and December 31, 2025:

	March 31, 2026
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value (2)
Capital Call Facility	$65,000	$4,500	$60,500	$4,488
Revolving Credit Facility (3)	850,000	773,430	76,570	767,521
Secured Credit Facility	300,000	284,500	15,500	282,496
2029 Notes	200,000	200,000	—	198,279
Senior Notes	300,000	300,000	—	297,082
Truist Facility	250,000	66,000	184,000	63,584
Total	$1,965,000	$1,628,430	$336,570	$1,613,450

	December 31, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value (2)
Capital Call Facility	$65,000	$31,500	$33,500	$31,435
Revolving Credit Facility (3)	850,000	803,524	46,476	797,166
Secured Credit Facility	300,000	223,500	76,500	221,372
2029 Notes	200,000	200,000	—	198,133
Senior Notes	300,000	300,000	—	296,879
Total	$1,715,000	$1,558,524	$156,476	$1,544,985

(1)
The amount available may be subject to limitations related to the borrowing base under the Financing Facilities, outstanding letters of credit issued and asset coverage requirements.
(2)
As of March 31, 2026 and December 31, 2025, all of our outstanding debt was categorized as Level 3 within the fair value hierarchy.
(3)
As of March 31, 2026, the Company recorded $245 of unrealized translation gain/(loss) on borrowings denominated in foreign currency.

Capital Call Facility - On December 29, 2020, we entered into the Capital Call Facility (as defined in Note 7. Borrowings of the consolidated financial statements), which as of March 31, 2026, allowed the Company to borrow up to $65.0 million. At our option, the Capital Call Facility will accrue interest at a rate per annum based on (i) daily simple SOFR plus an applicable margin of 2.35% or (ii) the greatest of (1) the prime rate or (2) the federal funds effective rate plus 0.5% plus an applicable margin of 1.35%. As of March 31, 2026, and December 31, 2025, unamortized financing costs of $0.01 million and $0.1 million, respectively, are being deferred and amortized over the remaining term of the Capital Call Facility. As of March 31, 2026 and December 31, 2025, we had an outstanding balance of $4.5 million and $31.5 million, respectively. As of March 31, 2026, the Capital Call Facility is presented on the Consolidated Statements of Assets and Liabilities totaling $4.5 million and $31.4 million as of December 31, 2025.

Revolving Credit Facility - On June 28, 2021, SPCC Funding I LLC (the “SPV I”), a wholly-owned financing subsidiary of us, entered into the Revolving Credit Facility (as defined in Note 7. Borrowings of the consolidated financial statements), which as of March 31, 2026, allowed SPV I to borrow up to $850.0 million. As of March 31, 2026, advances under the Revolving Credit Facility bear interest at a per annum rate equal to: (a) for advances denominated in USD, Term SOFR, (b) for advances denominated in CAD, three-month term rate based on CORRA, (c) for advances denominated in GBP, the daily simple Sterling Overnight Index Average for each day, (d) for advances denominated in AUD, the three-month average bid reference rate administered by the Australian Financial Markets Association for Australian dollar bills, and (e) for advances denominated in Euros, the three-month Euro interbank offered rate, in each case, in effect, plus the applicable margin of 2.00% per annum (or, for advances denominated in GBP, 2.1193% per annum). SPV I has paid and will pay, as applicable, commitment fees set forth in the Revolving Credit Facility, on the average daily unused amount of the financing commitments, which as of March 31, 2026 is 0.60% per annum. As of March 31, 2026 and December 31, 2025, unamortized financing costs of $5.9 million and $6.4 million, respectively, are being deferred and amortized over the remaining term of the Revolving Credit Facility. As of March 31, 2026 and December 31, 2025, the Revolving Credit Facility had an outstanding balance of $773.4 million and $803.5 million, respectively. The Revolving Credit Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $767.5 million as of March 31, 2026 and $797.2 million as of December 31, 2025.

Secured Credit Facility - On August 14, 2023, SPCC Funding II LLC (the “SPV II”), a wholly-owned financing subsidiary of us, entered into the Secured Credit Facility (as defined in Note 7. Borrowings of the consolidated financial statements), which, as of March 31, 2026, allowed SPV II to borrow up to $250.0 million under an asset-based revolving loan facility and up to $50 million under an asset-based revolving loan facility, each of which has its own borrowing base. The Secured Credit Facility will mature on March 3, 2030, unless terminated earlier as provided. SPV II may draw and redraw loans under the Secured Credit Facility during a commitment period ending on March 3, 2028, unless the commitments are terminated earlier. Loans drawn under the Secured Credit Facility will bear interest at Term SOFR plus 2.00% per annum and, in the case of loans drawn in euros or British pound sterling, an additional currency benchmark adjustment will apply. As of March 31, 2026, and December 31, 2025, unamortized financing costs of $2.0 million and $2.1 million, respectively, are being deferred and amortized over the remaining term of the Secured Credit Facility. As of March 31, 2026, and December 31, 2025, the Secured Credit Facility had an outstanding balance of $284.5 million and $223.5 million, respectively. The Secured Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $282.5 million as of March 31, 2026 and $221.4 million as of December 31, 2025.

2029 Notes - On September 17, 2024, we entered into the September 2024 NPA (as defined in Note 7. Borrowings of the consolidated financial statements) governing the issuance of $200.0 million in aggregate principal amount of senior unsecured notes due September 15, 2029 (the “2029 Notes”). The 2029 Notes have a fixed interest rate of 6.70% per year, subject to a step up of (1) 1.00% per year, to the extent and for so long as the 2029 Notes fail to satisfy certain investment grade conditions and/or (2) 1.50% per year, to the extent and for so long as either the ratio of the Company’s secured debt to total assets exceeds specified thresholds, measured as of each fiscal quarter-end, or the Company fails to deliver the required quarterly or annual financial statements and related certificates when due. The 2029 Notes will mature on September 15, 2029, unless redeemed, purchased or repaid prior to such date by us in accordance with the terms of the 2029 Notes. As of March 31, 2026 and December 31, 2025, unamortized debt issuance costs of $1.7 million and $1.9 million, respectively, are being deferred and amortized over the remaining term of the 2029 Notes. As of both March 31, 2026 and December 31, 2025, the 2029 Notes had an outstanding balance of $200.0 million. The 2029 Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $198.3 million as of March 31, 2026 and $198.1 million as of December 31, 2025.

Senior Notes - On March 21, 2025, the Company entered into the March 2025 NPA (as defined in Note 7. Borrowings of the consolidated financial statements) governing the issuance of (i) $60.0 million in aggregate principal amount of senior unsecured notes due May 15, 2028 (the “2028 Notes”) and (ii) $240.0 million in aggregate principal amount of senior unsecured notes due May 15, 2030 (the “2030 Notes” and together with the 2028 Notes, the “Senior Notes”). The 2028 Notes will mature on May 15, 2028 and the 2030 Notes will mature on May 15, 2030, in each case, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the March 2025 NPA. As of March 31, 2026 and December 31, 2025 the carrying amount of the Company’s borrowings under the Senior Notes approximated its fair value. As of March 31, 2026, unamortized debt issuance costs of $2.9 million and $3.1 million, respectively, are being deferred and amortized over the remaining term of the Senior Notes. As of March 31, 2026 and December 31, 2025 the Senior Notes had an outstanding balance of $300.0 million and $300.0 million. The Senior Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $297.1 million as of March 31, 2026 and $296.9 million as of December 31, 2025.

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

Truist Facility - On March 23, 2026, the Company entered into a Senior Secured Revolving Credit Agreement (the “Truist Credit Agreement”) (as defined in Note 7. Borrowings of the consolidated financial statements). The aggregate initial principal amount of the Truist Facility is $250.0 million, which may be increased up to $450.0 million through the exercise of an accordion feature, subject to certain conditions. The revolving period under the Truist Facility will terminate on the earlier of March 22, 2030 and the occurrence of a Trigger Event (which is defined in the Truist Credit Agreement in relation to the consummation of an initial public offering of the Company’s common stock) and the Truist Facility will mature on March 21, 2031, unless earlier terminated in accordance with the terms of the Truist Credit Agreement. As of March 31, 2026 the carrying amount of the Company’s borrowings under the Truist Facility approximated its fair value. As of March 31, 2026, unamortized debt issuance costs of $2.4 million, are being deferred and amortized over the remaining term of the Senior Secured Revolving Credit Facility. As of March 31, 2026 the Truist Facility had an outstanding balance of $66.0 million. As of March 31, 2026, the Truist Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $63.6 million.

Liquidity

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of March 31, 2026 and December 31, 2025:

	As of
($ in thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$74,508	$56,376
Unused borrowing capacity (1)	271,570	243,000
Unfunded portfolio company commitments	(524,098)	(525,553)
Undrawn capital commitments	226,605	251,596
Total operational liquidity	$48,585	$25,419

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

Distributions

For the three months ended March 31, 2026 and 2025, we declared the following distributions:

($ in thousands, except share information) Record Date	Payment Date	Distribution Rate per Share	Annualized Distribution Yield (1)	Distribution Paid
March 30, 2026	March 31, 2026	$0.460	9.4%	$31,773
March 27, 2025	March 31, 2025	$0.490	10.0%	$30,896

(1)
Annualized distribution yield is calculated as annualized quarterly declared distribution divided by weighted average net asset value over the period. Weighted average net asset value is based on the net asset value at the beginning of the quarter plus capital called and distributions reinvested during the quarter.

Commitments and Off-Balance Sheet Arrangements

Litigation and Regulatory Matters

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We and the Adviser are not currently a party to any material legal proceedings.

Unfunded Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of March 31, 2026 and December 31, 2025, the Company had unfunded portfolio company commitments under loan and financing agreements in the amount of $524.1 million and $525.5 million, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

Contractual Obligations

Our payment obligations for repayment of debt, which total our contractual obligations on March 31, 2026, include the following:

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Capital Call Facility	$65,000	$65,000	$—	$—	$—
Revolving Credit Facility	850,000	—	—	850,000	—
Secured Credit Facility	300,000	—	—	300,000	—
2029 Notes	200,000	—	—	200,000	—
Senior Notes	300,000	—	60,000	240,000	—
Truist Facility	250,000	—	—	250,000	—
Total Contractual Obligations	$1,965,000	$65,000	$60,000	$1,840,000	$—

Hedging

In connection with certain portfolio investments, we may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while we can benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors could result in a poorer overall performance for us than if we had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions for either of the three months ended March 31, 2026 and 2025.

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

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Certain investments may have contractual PIK interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. We do not accrue as a receivable interest on loans and debt securities for accounting purposes if we have a reason to doubt our ability to collect such interest. Original issue discounts, market discounts or premiums are accreted or amortized over the life of the respective security using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income.

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

Recent Developments

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including valuation risk and interest rate risk.

Valuation Risk

We invest primarily in illiquid debt securities of private companies. Most of our investments will not have a readily available market price, and the Adviser will value these investments at fair value as determined in good faith in accordance with procedures approved by the Board. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

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

As of March 31, 2026, 96.7% of our debt investments based on fair value were at floating rates. Our credit facilities, including our Capital Call Facility, Revolving Credit Facility, Secured Credit Facility and Truist Facility also bear interest at floating rates.

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2026, the following table shows the approximate annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors and assuming no changes in our investment portfolio and borrowing structure):

	Change in
Basis point change	Interest Income (1)	Interest Expense	Net Investment Income (Loss)
300	$77,949	$(33,853)	$44,096
200	51,966	(22,569)	29,397
100	25,983	(11,284)	14,699
(100)	(25,983)	11,284	(14,699)
(200)	(51,966)	22,569	(29,397)
(300)	(77,949)	33,853	(44,096)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026 (the end of the period covered by this report), our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) of the Exchange Act). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 6, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Company on its Current Reports on Form 8‑K, the Company did not sell any securities during the period covered by this Quarterly Report on Form 10‑Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation[1]

3.2	Amended and Restated Bylaws[2]

10.1

Senior Secured Revolving Credit Agreement among Stone Point Credit Corporation, as Borrower, Truist Securities, Inc., BofA Securities, Inc., Wells Fargo Securities, LLC, Capital One, National Association, Goldman Sachs Bank USA and JPMorgan Chase Bank N.A., as Joint Book Runners and Joint Lead Arrangers, the Lenders and Issuing Banks party thereto and Truist Bank, as Administrative Agent, dated March 23, 2026.[3]

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
2.
Previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.
3.
Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 26, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stone Point Credit Corporation

Date:	May 14, 2026	By:	/s/ Scott J. Bronner
Name: Scott J. Bronner
Title: Principal Executive Officer

Date:	May 14, 2026	By:	/s/ Steven P. Henke
Name: Steven P. Henke
Title: Principal Financial Officer