Form 10-Q
period 2026-06-30
Stone Point Credit Corp
filed 2026-08-14
CIK 1825384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

The issuer had 71,049,058 shares of Common Stock, $0.001 par value per share, outstanding as of August 14, 2026.

Stone Point Credit Corporation

Form 10‑Q for the Quarter Ended June 30, 2026

Stone Point Credit Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets:
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $2,976,029 and $2,878,151, respectively)	$2,951,422	$2,877,134
Controlled/affiliated investments (amortized cost of $10,590 and $5,318, respectively)	11,394	5,820
Derivative Instruments	(2,124)	-
Total Investments, at fair value (amortized cost of $2,986,619 and $2,883,469, respectively)	2,960,692	2,882,954
Cash and cash equivalents (Note 2)	53,997	56,376
Non-controlled/non-affiliated investments interest receivable	25,573	22,330
Non-controlled/non-affiliated investments dividends receivable	63	187
Unsettled trades receivable	14,023	141
Paydown receivable	2,917	1,016
Deferred offering expenses	26	27
Prepaid expenses and other assets	32	16
Total assets	$3,057,323	$2,963,047

Liabilities:
Revolving credit facilities payable (net of deferred financing costs of $9,646 and $8,551, respectively) (Note 7)	$1,138,920	$1,049,973
Notes payable (net of debt issuance costs of $4,398 and $4,988, respectively) (Note 7)	495,602	495,012
Unsettled trades payable	5,935	14,102
Base management fees payable (Note 3)	9,690	9,201
Incentive fees payable (Note 3)	5,164	5,176
Accounts payable and accrued expenses	4,581	2,743
Interest and financing fees payable	16,288	17,458
Total liabilities	$1,676,180	$1,593,665

Commitments and contingencies (Note 5)	$—	$—
Net Assets:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2026 and December 31, 2025	$—	$—
Common stock, $0.001 par value, 250,000,000 shares authorized, 71,049,058 and 69,072,088 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	71	69
Paid in capital in excess of par	1,409,385	1,370,492
Distributable earnings (accumulated losses)	(28,313)	(1,179)
Total net assets	1,381,143	1,369,382
Total liabilities and net assets	$3,057,323	$2,963,047
Net asset value per share of Common Stock	$19.44	$19.83

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30, 2026 (Unaudited)	Three Months Ended June 30, 2025 (Unaudited)	Six Months Ended June 30, 2026 (Unaudited)	Six Months Ended June 30, 2025 (Unaudited)
Investment income:
Interest income from non-controlled/non-affiliated investments	$66,297	$66,080	$132,645	$133,285
Payment-in-Kind interest income from non-controlled/non-affiliated investments	3,891	1,890	7,515	3,102
Dividend income from non-controlled/non-affiliated investments	983	1,411	2,060	2,398
Interest income from cash and cash equivalents	1	—	1	1
Total interest and dividend income	71,172	69,381	142,221	138,786

Fee income	150	94	218	168
Total fee income	150	94	218	168
Total investment income	$71,322	$69,475	$142,439	$138,954

Operating expenses:
Base management fees (Note 3)	$9,690	$8,661	$19,118	$16,998
Incentive fees (Note 3)	5,165	5,152	10,435	10,368
Interest and financing fees (Note 7)	25,461	24,273	50,190	48,373
Offering costs (Note 4)	14	11	26	23
Professional fees	2,000	2,070	4,075	4,220
Directors fees	92	92	184	184
Insurance expense	23	18	59	36
Operating expenses before fee waivers	42,445	40,277	84,087	80,202
Professional fees waivers	(393)	—	(780)	—
Total expenses, net of fee waiver	42,052	40,277	83,307	80,202
Net investment income (loss)	$29,270	$29,198	$59,132	$58,752
Net realized gains (losses) and change in unrealized appreciation (depreciation):
Net realized gains (losses):
Non-controlled/non-affiliated investments	$510	$1,023	$528	$1,342
Foreign currency transactions	61	—	30	-
Interest Rate Swaps	(43)	—	(43)	—
Total net realized gains (losses)	$528	$1,023	$515	$1,342
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$(3,723)	$2,891	$(23,590)	$3,059
Controlled/affiliated investments	140	—	301	—
Net change in unrealized appreciation (depreciation) from interest rate swaps	(2,196)	—	(2,124)	—
Translation of assets and liabilities in foreign currencies	566	—	811	—
Total net change in unrealized appreciation (depreciation)	$(5,213)	$2,891	$(24,602)	$3,059
Net increase (decrease) in net assets resulting from operations	$24,585	$33,112	$35,045	$63,153

Per share information - basic and diluted:
Net investment income (loss)	$0.41	$0.46	$0.85	$0.93
Net increase (decrease) in net assets resulting from operations	$0.35	$0.52	$0.50	$1.00
Weighted average shares outstanding	70,716,298	63,498,105	69,907,796	63,278,474

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Changes in Net Assets

(in thousands, except shares and per share amounts)

	Three Months Ended June 30, 2026 (Unaudited)	Three Months Ended June 30, 2025 (Unaudited)	Six Months Ended June 30, 2026 (Unaudited)	Six Months Ended June 30, 2025 (Unaudited)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$29,270	$29,198	$59,132	$58,752
Total net realized gains (losses)	528	1,023	515	1,342
Total net change in unrealized appreciation (depreciation)	(5,213)	2,891	(24,602)	3,059
Net increase (decrease) in net assets resulting from operations	24,585	33,112	35,045	63,153

Decrease in net assets resulting from Stockholder distributions:
Shares distributed pursuant to dividend reinvestment plan	(6,555)	(6,666)	(13,892)	(13,649)
Distributions to Stockholders from earnings	(23,851)	(23,176)	(48,287)	(47,089)
Net decrease in net assets resulting from Stockholder distributions	(30,406)	(29,842)	(62,179)	(60,738)

Increase in net assets resulting from capital share transactions:
Issuance of Common Stock pursuant to dividend reinvestment plan	6,555	6,666	13,892	13,649
Issuance of shares of Common Stock	10	-	25,003	1,750
Net increase in net assets resulting from capital share transactions	6,565	6,666	38,895	15,399

Total increase in net assets	744	9,936	11,761	17,814
Net assets, beginning of period	1,380,399	1,259,375	1,369,382	1,251,497
Net assets, end of period	$1,381,143	$1,269,311	$1,381,143	$1,269,311
Net asset value per share	$19.44	$19.89	$19.44	$19.89
Common Stock shares outstanding at the end of the period	71,049,058	63,830,398	71,049,058	63,830,398

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30, 2026 (Unaudited)	Six Months Ended June 30, 2025 (Unaudited)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$35,045	$63,153
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation on investments	23,289	(3,059)
Net change in unrealized (appreciation) depreciation on interest rate swaps	2,124	—
Net change in unrealized (appreciation) depreciation on translation of assets in foreign currencies	(835)	—
Net realized (gains) losses on investments	(528)	(1,342)
Net realized (gains) losses on foreign currency transactions	(30)	—
Net realized (gains) losses on interest rate swaps	43	—
Net amortization and accretion of premiums and discounts	(5,960)	(7,035)
Purchases of investments	(437,751)	(400,276)
Payment-in-kind interest capitalized	(7,515)	-
Sales and repayments of investments, net	348,617	262,311
Amortization of deferred financing costs	1,392	1,426
Amortization of debt issuance costs	705	762
Changes in operating assets and liabilities:
Non-controlled/non-affiliated investments interest receivable	(3,243)	2,321
Non-controlled/non-affiliated investments dividends receivable	124	—
Unsettled trades receivable	(13,882)	2,951
Paydown receivable	(1,901)	1,247
Deferred offering expenses	(25)	(24)
Prepaid expenses and other assets	(16)	41
Base management fees payable	489	648
Incentive fees payable	(12)	5,152
Accounts payable and accrued expenses	1,838	1,012
Interest and financing fees payable	(1,170)	(397)
Unsettled trades payable	(8,167)	16,479
Net cash used in operating activities	(67,369)	(54,630)

Cash flows from financing activities:
Borrowings under revolving credit facilities	438,876	357,000
Payments on revolving credit facilities	(348,000)	(324,000)
Borrowings of Notes	—	300,000
Repayments of Notes	—	(225,000)
Deferred financing costs	(2,487)	—
Debt issuance costs	(115)	(3,684)
Distributions paid in cash	(48,287)	(47,089)
Proceeds from issuance of shares of Common Stock	25,003	1,750
Net cash provided by financing activities	64,990	58,977

Net increase (decrease) in cash and cash equivalents	(2,379)	4,347
Cash and cash equivalents, beginning of period	56,376	51,760
Cash and cash equivalents, end of period	$53,997	$56,107

Supplemental and Non-Cash Information
Cash paid during the period for interest	$49,270	$45,912
Reinvestment of distributions pursuant to dividend reinvestment plan during the period	$13,892	$13,649

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of June 30, 2026 (Unaudited)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Non-Controlled/Non-Affiliated Investments
Debt Investments - 209.3%
Capital Markets
Cliffwater, LLC	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.14%	4/22/2032	43,484	$42,990	$43,345	3.1%
Cliffwater, LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.14%	4/22/2032	-	(63)	(18)	0.0%
Wharf Street Ratings Acquisition LLC	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.14%	9/16/2032	59,309	58,768	59,012	4.3%
Wharf Street Ratings Acquisition LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.14%	9/16/2027	-	(29)	(33)	0.0%
Wharf Street Ratings Acquisition LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.14%	9/16/2032	-	(61)	(34)	0.0%
Total Capital Markets							101,605	102,272

Consumer Finance
ACM ASOF VIII LClub LLC	First Lien Term Loan		N/A	13.00%	6/30/2030	3,707	3,693	3,810	0.3%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	(11)(13)	N/A	0.00%	9/15/2035	4	650	676	0.0%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	(11)(13)	N/A	0.00%	1/15/2035	2	272	221	0.0%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	(11)(13)	N/A	0.00%	3/15/2035	2	201	200	0.0%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	(11)(13)	N/A	0.00%	4/15/2035	2	367	356	0.0%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	(11)(13)	N/A	0.00%	2/21/2035	2	372	287	0.0%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	(11)(13)	N/A	0.00%	11/15/2035	4	684	744	0.1%
Equinox Buyer LLC	First Lien Term Loan		SOFR + 5.25%, 1.00% Floor	8.87%	9/9/2031	35,048	34,587	34,589	2.5%
Equinox Buyer LLC	First Lien Revolving Loan	(10)	SOFR + 5.25%, 1.00% Floor	8.87%	9/9/2031	-	(62)	(63)	0.0%
Exeter Short Term Funding LLC	First Lien Revolving Loan	(10)(13)	SOFR + 5.50%, 2.00% Floor	9.12%	3/8/2027	5,835	5,592	5,835	0.4%
LendDirect Trust	Second Lien Revolving Loan	(10)(13)	N/A	12.00%	2/28/2030	8,602	6,307	6,069	0.4%
Total Consumer Finance							52,663	52,724

Diversified Consumer Services
Harbor Purchaser Inc,	Second Lien Term Loan	(9)	SOFR + 8.50%, 0.50% Floor	12.16%	4/8/2030	12,500	12,351	8,635	0.6%
Houghton Mifflin Harcourt Co	First Lien Term Loan	(9)	SOFR + 5.25%, 0.50% Floor	9.01%	4/9/2029	4,911	4,872	3,902	0.3%
Total Diversified Consumer Services							17,223	12,537

Financial Services
ALP CFO 2024, L.P.	Unsecured Note	(13)	N/A	10.04%	10/15/2036	11,355	11,355	11,345	0.8%
Apex Group Treasury LLC	First Lien Term Loan	(9)(13)	SOFR + 3.50%	7.15%	2/27/2032	27,643	26,230	26,256	1.9%
Ares Global Structured Solutions Rated Notes Feeder LLC	Unsecured Note	(10)(13)	N/A	12.15%	9/30/2038	212	212	212	0.0%
Barings Middle Market CLO Ltd.	Unsecured Note	(13)	SOFR + 6.17%	9.84%	4/15/2037	5,475	5,425	5,360	0.4%
Beacon Pointe Harmony, LLC	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.14%	12/29/2028	22,077	21,887	22,077	1.6%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.50%, 0.75% Floor	8.14%	12/29/2028	11,472	11,422	11,472	0.8%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.50%, 0.75% Floor	8.14%	12/29/2028	10,514	10,370	10,514	0.8%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.50%, 0.75% Floor	8.14%	12/29/2028	10,642	10,595	10,642	0.8%
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.14%	12/29/2027	-	(14)	-	0.0%
Bottomline Technologies, Inc.	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.23%	5/14/2029	39,245	38,864	39,245	2.8%
Bottomline Technologies, Inc.	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.23%	5/15/2028	-	(24)	-	0.0%
Cerity Partners Equity Holding LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.15%	12/20/2027	-	(54)	(36)	0.0%
Cerity Partners Equity Holding LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.15%	7/28/2031	1,089	1,079	1,086	0.1%
Choreo Buyer LLC.	First Lien Term Loan		SOFR + 5.00%, 1.00% Floor	8.73%	2/18/2028	5,073	5,019	5,055	0.4%
Choreo Buyer LLC.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.25%, 1.00% Floor	8.98%	2/18/2028	11,224	11,070	11,169	0.8%
Churchill Middle Market CLO Ltd.	Unsecured Note	(13)	SOFR + 6.85%	10.52%	4/27/2037	1,570	1,570	1,559	0.1%
Coller Evergreen CFO I, L.P.	Unsecured Note	(10)(13)	SOFR + 5.20%	8.87%	10/30/2056	1,457	1,457	1,457	0.1%
Coller Private Equity Backed Notes & Loans II-A L.P.	Unsecured Note	(10)(13)	SOFR + 5.20%	8.89%	4/30/2037	3,522	3,494	3,523	0.3%
Eclipse Buyer, Inc.	First Lien Term Loan		SOFR + 4.50%, 0.50% Floor	8.15%	9/8/2031	12,590	12,496	12,558	0.9%
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.50% Floor	8.15%	9/7/2026	-	(8)	(6)	0.0%
Eclipse Buyer, Inc.	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.50% Floor	8.15%	9/8/2031	-	(8)	(3)	0.0%

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of June 30, 2026 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Financial Services (continued)
Flow Traders Holding, LLC	First Lien Term Loan	(13)	SOFR + 5.00%	8.73%	10/29/2031	29,464	29,065	29,104	2.1%
Flow Traders Holding, LLC	First Lien Revolving Loan	(10)(13)	SOFR + 5.00%	8.67%	10/29/2031	5,396	5,242	5,255	0.4%
GC Waves Holdings, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%	8.14%	10/4/2030	7,092	7,034	7,048	0.5%
HBWM Intermediate II, LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.39%	11/17/2031	3,440	3,428	3,423	0.2%
HBWM Intermediate II, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.14%	11/17/2031	786	773	761	0.1%
HBWM Intermediate II, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.75%, 0.75% Floor	8.39%	11/17/2031	4,128	4,113	4,107	0.3%
HBWM Intermediate II, LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.50% Floor	8.40%	8/18/2031	431	425	427	0.0%
Ivy Hill Asset Management, L.P.	Unsecured Note	(13)	N/A	9.00%	6/29/2028	4,300	4,300	4,348	0.3%
Ivy Hill Middle Market Credit Fund XII Ltd	Unsecured Note	(13)	SOFR + 6.25%	9.93%	4/20/2037	4,421	4,421	4,421	0.3%
LendingTree, Inc.	First Lien Term Loan	(9)(13)	SOFR + 4.25%	7.89%	8/21/2030	4,466	4,428	4,396	0.3%
MAI Capital Management Intermediate LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.48%	8/29/2031	5,614	5,575	5,557	0.4%
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.48%	12/11/2028	-	(45)	(91)	0.0%
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.48%	8/29/2031	2,671	2,644	2,628	0.2%
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan		SOFR + 4.75%, 0.75% Floor	8.48%	8/29/2031	3,313	3,289	3,280	0.2%
MAI Capital Management Intermediate LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.48%	8/29/2031	-	(14)	(23)	0.0%
Ministry Brands Holdings, LLC	First Lien Term Loan		SOFR + 5.50%, 0.75% Floor	9.24%	12/28/2028	16,905	16,837	16,589	1.2%
Ministry Brands Holdings, LLC	First Lien Delayed Draw Term Loan		SOFR + 5.50%, 1.00% Floor	9.24%	12/28/2028	1,710	1,706	1,678	0.1%
Ministry Brands Holdings, LLC	First Lien Revolving Loan	(10)	SOFR + 5.50%, 0.75% Floor	9.24%	12/30/2027	-	(4)	(32)	0.0%
Minotaur Acquisition, Inc.	First Lien Term Loan		SOFR + 5.00%, 1.00% Floor	8.64%	5/10/2030	19,991	19,706	19,813	1.4%
Minotaur Acquisition, Inc.	First Lien Term Loan		SOFR + 5.00%, 1.00% Floor	8.64%	5/10/2030	1,451	1,439	1,439	0.1%
Minotaur Acquisition, Inc.	First Lien Delayed Draw Term Loan		SOFR + 5.00%, 1.00% Floor	8.64%	5/10/2030	3,393	3,340	3,362	0.2%
Minotaur Acquisition, Inc.	First Lien Delayed Draw Term Loan		SOFR + 5.00%, 1.00% Floor	8.64%	5/10/2030	3,187	3,142	3,161	0.2%
Minotaur Acquisition, Inc.	First Lien Revolving Loan	(10)	SOFR + 5.00%, 1.00% Floor	8.64%	5/10/2030	-	(27)	(18)	0.0%
New Mountain Guardian IV Income Rated Feeder II, Ltd.	Unsecured Note	(13)	SOFR + 8.40%	12.14%	4/3/2037	1,000	1,000	1,016	0.1%
New Mountain Guardian IV Income Rated Feeder III, Ltd.	Unsecured Note	(13)	SOFR + 5.10%	8.84%	8/28/2037	1,689	1,689	1,719	0.1%
New Mountain Guardian IV Income Rated Feeder III, Ltd.	Unsecured Note	(13)	SOFR + 7.50%	11.24%	8/28/2037	8,050	8,050	8,176	0.6%
New Mountain Guardian IV Income Rated Feeder III, Ltd.	Unsecured Note	(13)	SOFR + 8.02%	11.76%	8/28/2037	5,885	5,812	5,975	0.4%
Nexus Buyer LLC	Second Lien Term Loan	(9)	SOFR + 5.75%	9.39%	1/30/2032	23,124	22,916	22,542	1.6%
Orion US Finco	Second Lien Term Loan	(9)	SOFR + 5.50%	9.17%	10/10/2033	10,000	9,917	9,904	0.7%
Payscape Buyer, Inc.	First Lien Term Loan		SOFR + 4.75%, 1.00% Floor	8.39%	11/1/2027	1,055	1,051	1,052	0.1%
Payscape Buyer, Inc.	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.39%	11/1/2027	14,653	14,569	14,613	1.1%
Payscape Buyer, Inc.	Second Lien Term Loan		SOFR + 8.00%, 1.00% Floor	11.64%	4/28/2028	245	244	244	0.0%
Payscape Buyer, Inc.	Second Lien Term Loan		SOFR + 8.00%, 1.00% Floor	11.64%	4/28/2028	3,461	3,461	3,451	0.2%
Payscape Buyer, Inc.	Second Lien Term Loan		SOFR + 8.00%, 1.00% Floor	11.64%	4/28/2028	1,250	1,224	1,246	0.1%
Payscape Buyer, Inc.	Second Lien Delayed Draw Term Loan		SOFR + 8.00%, 1.00% Floor	11.64%	4/28/2028	539	539	538	0.0%
Payscape Buyer, Inc.	First Lien Revolving Loan	(10)	ABR + 3.75%, 0.75% Floor	10.50%	11/1/2027	202	201	201	0.0%
SRS Acquiom Holdings LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.38%	1/14/2032	11,821	11,714	11,723	0.8%
SRS Acquiom Holdings LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.38%	1/14/2032	-	(20)	(18)	0.0%
TA/WEG Holdings, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.25%, 1.00% Floor	7.94%	10/2/2028	12,986	12,922	12,936	0.9%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.25%, 1.00% Floor	7.94%	10/2/2028	1,452	1,442	1,446	0.1%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.25%, 1.00% Floor	7.94%	10/2/2028	1,455	1,437	1,449	0.1%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.25%, 1.00% Floor	7.94%	10/2/2028	15,327	15,300	15,268	1.1%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.25%, 1.00% Floor	7.94%	10/2/2028	11,899	11,792	11,854	0.9%
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	(10)	SOFR + 4.25%, 1.00% Floor	7.94%	10/2/2028	-	(14)	(7)	0.0%
WEG Sub Intermediate Holdings, LLC	Unsecured Note		N/A	13.00% PIK	5/26/2033	16,424	16,251	16,432	1.2%
Total Financial Services							434,751	435,878

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of June 30, 2026 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Health Care Providers & Services
Acentra Holdings, LLC	First Lien Term Loan		SOFR + 5.50%, 0.50% Floor	9.23%	12/17/2029	14,629	14,277	14,550	1.1%
Acentra Holdings, LLC	First Lien Term Loan		SOFR + 5.50%, 0.50% Floor	9.23%	12/17/2029	2,832	2,803	2,816	0.2%
Acentra Holdings, LLC	First Lien Revolving Loan	(10)	SOFR + 5.50%, 0.50% Floor	9.23%	12/17/2029	-	(15)	(8)	0.0%
Action Behavior Centers Therapy LLC	First Lien Term Loan		SOFR + 5.25%, 0.75% Floor	8.89%	7/2/2031	30,467	30,106	30,239	2.2%
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	8.89%	7/2/2031	2,752	2,704	2,710	0.2%
Action Behavior Centers Therapy LLC	First Lien Revolving Loan	(10)	SOFR + 5.25%, 0.75% Floor	8.89%	7/2/2031	-	(30)	(21)	0.0%
Belmont Buyer, Inc.	First Lien Term Loan		SOFR + 5.25%, 1.00% Floor	8.98%	6/21/2029	16,202	16,078	15,976	1.2%
Belmont Buyer, Inc.	First Lien Term Loan		SOFR + 6.50%, 1.00% Floor	10.23%	6/21/2029	17,906	17,593	17,906	1.3%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan		SOFR + 5.25%, 1.00% Floor	8.95%	6/21/2029	1,933	1,912	1,906	0.1%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan		SOFR + 6.50%, 1.00% Floor	10.16%	6/21/2029	4,250	4,175	4,250	0.3%
Belmont Buyer, Inc.	First Lien Revolving Loan	(10)	SOFR + 6.50%, 1.00% Floor	10.20%	6/21/2029	581	549	581	0.0%
Continental Buyer Inc.	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.39%	4/2/2031	3,430	3,415	3,415	0.2%
Continental Buyer Inc.	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.39%	4/2/2031	28,457	28,123	28,334	2.1%
Continental Buyer Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.39%	4/2/2031	196	194	193	0.0%
Continental Buyer, Inc	First Lien Delayed Draw Term Loan		SOFR + 4.75%, 0.75% Floor	8.39%	4/2/2031	3,473	3,459	3,458	0.3%
Continental Buyer Inc.	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.39%	4/2/2031	-	(39)	(21)	0.0%
CORA Health Holdings Corp.	First Lien Term Loan		SOFR + 5.75%, 1.00% Floor	9.49%	6/15/2027	14,447	14,417	12,669	0.9%
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan		SOFR + 5.75%, 1.00% Floor	9.49%	6/15/2027	233	233	205	0.0%
Covetrus, Inc.	First Lien Term Loan	(9)	SOFR + 5.00%, 0.50% Floor	8.73%	10/12/2029	8,132	7,865	7,898	0.6%
Headlands Buyer, Inc.	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.19%	9/29/2032	28,060	27,807	27,804	2.0%
Headlands Buyer, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.19%	9/29/2027	-	(51)	(104)	0.0%
Headlands Buyer, Inc.	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.23%	9/29/2032	477	427	426	0.0%
Jerry Erwin Associates, LLC	First Lien Term Loan		SOFR + 6.75%, 1.00% Floor	10.39%	10/15/2030	15,380	14,972	14,949	1.1%
Kwol Acquisition Inc	First Lien Term Loan		SOFR + 5.00%	8.73%	12/12/2029	2,367	2,363	2,330	0.2%
Kwol Acquisition Inc	First Lien Delayed Draw Term Loan		SOFR + 5.00%, 0.75% Floor	8.73%	12/12/2029	1,968	1,954	1,937	0.1%
Kwol Acquisition Inc	First Lien Delayed Draw Term Loan		SOFR + 5.00%, 0.75% Floor	8.73%	12/12/2029	1,390	1,378	1,369	0.1%
Kwol Acquisition Inc	First Lien Revolving Loan	(10)	SOFR + 5.00%	8.73%	12/12/2029	-	(1)	(10)	0.0%
MB2 Dental Solutions, LLC	First Lien Term Loan		SOFR + 5.50%, 0.75% Floor	9.14%	2/13/2031	53,570	53,208	54,106	3.9%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan		SOFR + 5.50%, 0.75% Floor	9.14%	2/13/2031	6,541	6,511	6,606	0.5%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan		SOFR + 5.50%, 0.75% Floor	9.14%	2/13/2031	4,587	4,563	4,633	0.3%
MB2 Dental Solutions, LLC	First Lien Revolving Loan	(10)	SOFR + 5.50%, 0.75% Floor	9.14%	2/13/2031	337	322	337	0.0%
MEDX Holdings, LLC	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.14%	7/21/2032	23,584	23,370	23,142	1.7%
MEDX Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.14%	7/21/2032	52	9	(132)	0.0%
MEDX Holdings, LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.14%	7/21/2032	-	(40)	(86)	0.0%
MIRRA-PRIMEACCESS Holdings, LLC	First Lien Term Loan		SOFR + 6.50%	10.43%	7/29/2026	23,813	23,804	22,398	1.6%
MIRRA-PRIMEACCESS Holdings, LLC	First Lien Revolving Loan	(10)	SOFR + 6.50%, 1.00% Floor	10.43%	7/29/2026	2,055	1,995	1,892	0.1%
OpCo Borrower, LLC	First Lien Term Loan		SOFR + 5.25%	8.86%	4/26/2029	45,152	45,094	44,814	3.2%
Outcomes Group Holdings Inc	Second Lien Term Loan		N/A	10.00%	3/31/2034	6,828	6,796	6,794	0.5%
RCP Nats Purchaser, LLC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.70%	3/19/2032	40,737	40,293	40,330	2.9%

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of June 30, 2026 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Health Care Providers & Services (continued)
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.70%	3/19/2032	4,901	4,814	4,819	0.3%
RCP Nats Purchaser, LLC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.70%	3/19/2032	-	(59)	(57)	0.0%
RXB Holdings	First Lien Term Loan	(9)	SOFR + 5.00%	8.64%	12/23/2030	10,855	10,660	10,842	0.8%
SpecialtyCare, Inc.	First Lien Term Loan		SOFR + 4.75%	8.44%	12/18/2029	13,686	13,660	13,604	1.0%
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%	8.66%	12/18/2029	123	121	120	0.0%
SpecialtyCare, Inc.	First Lien Revolving Loan	(10)	SOFR + 4.75%	8.44%	6/18/2026	-	(4)	(6)	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.48%	1/5/2033	16,756	16,682	16,672	1.2%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.48%	1/5/2028	-	(11)	(23)	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.48%	1/5/2033	-	(12)	(13)	0.0%
Superior Biologics Inc	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.83%	5/27/2033	21,281	20,964	20,962	1.5%
The Chartis Group, LLC	First Lien Term Loan		SOFR + 4.25%, 0.75% Floor	7.98%	9/17/2031	8,100	8,040	8,048	0.6%
The Chartis Group, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.25%, 0.75% Floor	7.98%	9/17/2031	617	605	601	0.0%
The Chartis Group, LLC	First Lien Revolving Loan	(10)	SOFR + 4.25%, 0.75% Floor	7.98%	9/17/2031	-	(9)	(8)	0.0%
Trinity Partners Holdings, LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.49%	12/31/2030	26,459	26,359	26,459	1.9%
Trinity Partners Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.49%	6/30/2027	-	(103)	-	0.0%
TST Intermediate Holdings, LLC	First Lien Term Loan		SOFR + 5.50%, 1.00% Floor	9.26%	11/27/2028	15,647	15,612	14,913	1.1%
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.50%, 1.00% Floor	9.26%	11/27/2028	12,621	12,540	11,756	0.9%
TST Intermediate Holdings, LLC	First Lien Revolving Loan	(10)	SOFR + 5.50%, 1.00% Floor	9.24%	11/27/2028	516	508	474	0.0%
Zelis Payments Buyer Inc	First Lien Term Loan	(9)	SOFR + 3.25%	6.89%	11/26/2031	-	-	-	0.0%
Total Health Care Providers & Services							532,960	529,754

Health Care Technology
Finthrive Software Intermediate Holdings, Inc.,	First Lien Term Loan	(9)	SOFR + 5.25%	8.95%	12/15/2028	11,001	10,857	5,611	0.4%
Homecare Software Solutions LLC	First Lien Term Loan		SOFR + 5.25%, 0.75% Floor	8.89%	6/16/2031	12,238	12,153	12,111	0.9%
Homecare Software Solutions LLC	First Lien Term Loan		SOFR + 5.25%, 0.75% Floor	8.89%	6/16/2031	5,220	5,183	5,166	0.4%
Homecare Software Solutions LLC	First Lien Delayed Draw Term Loan		SOFR + 5.25%, 0.75% Floor	8.89%	6/16/2031	4,545	4,514	4,498	0.3%
Imagine Acquisition, Inc.	First Lien Term Loan		SOFR + 5.00%, 1.00% Floor	8.74%	11/16/2027	27,637	27,545	27,637	2.0%
Imagine Acquisition, Inc.	First Lien Revolving Loan	(10)	SOFR + 5.00%, 1.00% Floor	8.74%	11/16/2027	-	(16)	-	0.0%
NextGen Healthcare	First Lien Term Loan		SOFR + 5.25%, 0.75% Floor	8.89%	11/11/2030	9,033	8,946	8,887	0.6%
NextGen Healthcare	First Lien Revolving Loan	(10)	SOFR + 5.25%, 0.75% Floor	8.89%	11/9/2029	-	(7)	(14)	0.0%
Project Ruby Ultimate Parent Corp	Second Lien Term Loan		SOFR + 5.25%, 0.75% Floor	9.01%	3/12/2029	15,000	14,945	15,000	1.1%
Total Health Care Technology							84,120	78,896

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of June 30, 2026 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Insurance
Alkeme Intermediary Holdings, LLC	First Lien Term Loan		SOFR + 5.00%, 1.00% Floor	8.73%	5/28/2027	11,462	11,456	11,433	0.8%
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan		SOFR + 5.00%, 1.00% Floor	8.73%	5/28/2027	9,910	9,898	9,884	0.7%
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan		SOFR + 5.00%, 1.00% Floor	8.73%	5/28/2027	23,015	23,002	22,955	1.7%
Amerilife Holdings LLC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.66%	8/31/2029	55,513	55,102	55,125	4.0%
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan		SOFR + 5.00%, 0.75% Floor	8.66%	8/31/2029	146	145	145	0.0%
AmeriLife Holdings LLC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.66%	8/31/2028	1,418	1,389	1,378	0.1%
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan		SOFR + 5.00%, 0.75% Floor	8.66%	8/31/2029	7,498	7,433	7,445	0.5%
Arden Insurance Services LLC	First Lien Term Loan		SOFR + 5.00%, 1.00% Floor	8.73%	11/27/2030	12,973	12,828	12,876	0.9%
Arden Insurance Services LLC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 1.00% Floor	8.73%	11/27/2030	1,449	1,428	1,435	0.1%
ARMStrong Receivable Management	First Lien Term Loan		SOFR + 4.75%, 1.00% Floor	8.58%	10/9/2029	8,677	8,654	8,652	0.6%
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan		SOFR + 4.75%, 1.00% Floor	8.58%	10/9/2029	294	291	293	0.0%
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan		SOFR + 4.75%, 1.00% Floor	8.50%	10/9/2029	1,203	1,194	1,200	0.1%
ARMStrong Receivable Management	First Lien Revolving Loan	(10)	SOFR + 4.75%, 1.00% Floor	8.58%	10/9/2029	-	1	(1)	0.0%
Babylon Buyer, Inc.	First Lien Term Loan		SOFR + 5.25%, 0.75% Floor	8.90%	3/8/2030	2,684	2,664	2,660	0.2%
Babylon Buyer, Inc.	First Lien Term Loan		SOFR + 5.75%, 0.75% Floor	9.40%	3/8/2030	35,791	35,183	35,791	2.6%
Babylon Buyer, Inc.	First Lien Revolving Loan	(10)	SOFR + 5.75%, 0.75% Floor	9.40%	3/8/2030	-	(23)	-	0.0%
Bellwether Buyer, LLC	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.15%	4/15/2032	14,458	14,402	14,396	1.0%
Bellwether Buyer, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.15%	4/15/2032	1,054	1,036	1,022	0.1%
Bellwether Buyer, LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.15%	4/15/2032	-	(12)	(13)	0.0%
Captive Resources MIDCO, LLC	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.14%	7/2/2029	30,285	30,001	30,285	2.2%
Captive Resources MIDCO, LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.14%	7/1/2028	-	(15)	-	0.0%
CFC USA 2025 LLC	First Lien Term Loan	(9)	SOFR + 3.50%	7.18%	7/1/2032	23,097	22,330	21,788	1.6%
Fetch, Inc	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.39%	3/31/2033	20,058	19,865	19,907	1.4%
Fetch, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.39%	9/30/2028	-	(28)	(44)	0.0%
Fetch, Inc	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.39%	3/31/2033	-	(36)	(28)	0.0%
Foundation Risk Partners, Corp.	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.48%	10/29/2030	3,599	3,508	3,493	0.3%
Foundation Risk Partners, Corp.	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.48%	10/29/2030	32,892	32,071	31,925	2.3%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan		SOFR + 4.75%, 0.75% Floor	8.48%	10/29/2030	15,372	14,986	14,920	1.1%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan		SOFR + 4.75%, 0.75% Floor	8.48%	10/29/2030	7,550	7,355	7,328	0.5%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan		SOFR + 4.75%, 0.75% Floor	8.48%	10/29/2030	4,456	4,344	4,325	0.3%
Foundation Risk Partners, Corp.	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.49%	10/29/2029	1,212	1,181	1,167	0.1%
Galway Borrower LLC	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.23%	9/29/2028	33,430	33,236	33,286	2.4%
Galway Borrower LLC	First Lien Delayed Draw Term Loan		SOFR + 4.50%, 0.75% Floor	8.23%	9/29/2028	2,684	2,677	2,672	0.2%
Galway Borrower LLC	First Lien Delayed Draw Term Loan		SOFR + 4.50%, 0.75% Floor	8.23%	9/29/2028	17,555	17,338	17,480	1.3%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.23%	2/7/2028	-	(18)	(36)	0.0%
Galway Borrower LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.24%	9/29/2028	959	954	946	0.1%
Howden UK Refinance PLC	Unsecured Note	(9)(13)	N/A	8.13%	2/16/2032	8,948	8,558	8,020	0.6%
People Corp Holdco LP	Unsecured Note	(13)	N/A	12.50% PIK	10/28/2030	14,988	10,779	10,347	0.7%

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of June 30, 2026 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Insurance (continued)
People Corp Holdco LP	Unsecured Note	(13)	N/A	12.50% PIK	10/28/2030	3,843	2,764	2,653	0.2%
Redwood Purchaser, INC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.48%	3/3/2031	20,359	20,145	20,053	1.5%
Redwood Purchaser, INC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.48%	3/3/2027	-	(52)	(160)	0.0%
Redwood Purchaser, INC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.48%	3/3/2031	-	(49)	(75)	0.0%
THG Acquisition, LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.39%	10/31/2031	25,901	25,697	25,689	1.9%
THG Acquisition, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.39%	10/31/2031	4,318	4,275	4,270	0.3%
THG Acquisition, LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.39%	10/31/2031	718	696	694	0.1%
Worldwide Insurance Network, LLC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	9.44%	5/28/2030	23,737	23,490	23,737	1.7%
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 1.00% Floor	8.73%	4/3/2030	8,180	8,142	8,144	0.6%
Worldwide Insurance Network, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	9.33%	5/28/2030	9,580	9,476	9,592	0.7%
Worldwide Insurance Network, LLC	First Lien Delayed Draw Term Loan		SOFR + 5.00%, 0.75% Floor	9.54%	5/28/2030	19,009	18,915	19,009	1.4%
World Insurance Associates, LLC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 1.00% Floor	8.73%	4/3/2030	-	(2)	(2)	0.0%
Total Insurance							508,654	508,061

IT Services
Auctane, Inc.	First Lien Term Loan		SOFR + 5.75%, 0.75% Floor	9.42%	6/1/2033	16,084	15,846	15,883	1.1%
DCert Buyer, Inc.	Second Lien Term Loan	(9)	SOFR + 7.00%	10.64%	2/19/2029	8,259	8,191	6,951	0.5%
Evergreen Services Group PIK Holdco, LLC	Unsecured Note		N/A	13.75% PIK	4/7/2031	4,753	4,689	4,781	0.3%
Evergreen Services Group PIK Holdco, LLC	Unsecured Note		N/A	13.75% PIK	4/7/2031	8,656	8,536	8,707	0.6%
Omega Systems Intermediate Holdings, INC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.73%	1/15/2031	10,740	10,635	10,391	0.8%
Omega Systems Intermediate Holdings, INC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.73%	1/15/2031	1,996	1,956	1,791	0.1%
Omega Systems Intermediate Holdings, INC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.73%	1/15/2031	380	362	318	0.0%
OneSource Virtual, Inc	First Lien Term Loan		SOFR + 4.75%, 0.50% Floor	8.48%	1/31/2033	8,313	8,275	8,281	0.6%
OneSource Virtual, Inc	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.50% Floor	8.48%	1/31/2033	-	(7)	(6)	0.0%
Redwood Services Group, LLC	First Lien Term Loan		SOFR + 5.25%, 0.75% Floor	8.98%	6/15/2029	8,672	8,625	8,672	0.6%
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.48%	6/15/2029	733	721	713	0.1%
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan		SOFR + 5.25%, 0.75% Floor	8.99%	6/15/2029	11,152	11,067	11,152	0.8%
Syntax USA Holding Corporation	First Lien Term Loan	(13)	SOFR + 4.75%, 0.75% Floor	8.49%	10/29/2028	10,298	10,260	10,299	0.7%
Syntax USA Holding Corporation	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.49%	10/29/2028	533	530	533	0.0%
Total IT Services							89,686	88,466

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of June 30, 2026 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Professional Services
Accordion Partners Holdings LLC	Unsecured Note		N/A	12.75% PIK	11/15/2034	18,547	18,299	18,285	1.3%
Accordion Partners LLC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.67%	11/17/2031	32,478	32,309	32,403	2.3%
Accordion Partners LLC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.67%	11/17/2031	5,017	5,012	5,005	0.4%
Accordion Partners LLC	First Lien Delayed Draw Term Loan		SOFR + 5.00%, 0.75% Floor	8.67%	11/17/2031	8,000	7,948	7,982	0.6%
Accordion Partners LLC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.67%	11/17/2031	-	(23)	(10)	0.0%
ALKU Intermediate Holdings, LLC	First Lien Term Loan		SOFR + 6.25%, 0.75% Floor	9.98%	5/23/2029	3,594	3,544	3,594	0.3%
ALKU Intermediate Holdings, LLC	First Lien Term Loan		SOFR + 5.50%, 0.75% Floor	9.23%	5/23/2029	397	393	391	0.0%
Aprio Advisory Group, LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.48%	8/1/2031	2,736	2,689	2,685	0.2%
Aprio Advisory Group, LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.48%	8/1/2031	19,947	19,790	19,580	1.4%
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.75%, 0.75% Floor	8.48%	8/1/2031	8,687	8,609	8,527	0.6%
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.39%	8/1/2031	17	16	13	0.0%
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.75%, 0.75% Floor	8.48%	8/1/2031	13,720	13,501	13,468	1.0%
Aprio Advisory Group, LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.48%	8/1/2031	-	(32)	(81)	0.0%
Baker Tilly Advisory Group, L.P.	First Lien Term Loan		SOFR + 4.25%, 0.75% Floor	7.89%	6/3/2031	8,991	8,913	8,860	0.6%
Baker Tilly Advisory Group, L.P.	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.39%	6/3/2031	20,567	20,327	20,495	1.5%
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.39%	6/3/2031	-	(8)	(14)	0.0%
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	7.89%	6/3/2030	-	(40)	(10)	0.0%
BDO USA, P.C.	First Lien Term Loan		SOFR + 5.00%, 2.00% Floor	8.65%	8/31/2028	13,162	13,028	13,089	0.9%
Beacon Global Strategies LLC	First Lien Term Loan		SOFR + 4.25%, 0.75% Floor	8.73%	4/25/2033	9,567	9,474	9,472	0.7%
Beacon Global Strategies LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.25%, 0.75% Floor	8.73%	4/23/2028	-	(17)	(36)	0.0%
Cherry Bekaert Advisory LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.48%	6/28/2030	4,210	4,173	4,138	0.3%
Cherry Bekaert Advisory LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.48%	6/28/2030	2,465	2,444	2,423	0.2%
Cherry Bekaert Advisory LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.48%	6/28/2030	4,255	4,247	4,182	0.3%
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan		SOFR + 4.75%, 0.75% Floor	8.48%	6/28/2030	2,465	2,444	2,423	0.2%
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan		SOFR + 4.75%, 0.75% Floor	8.48%	6/28/2030	5,540	5,530	5,446	0.4%
Eisner Advisory Group LLC	First Lien Term Loan	(9)	SOFR + 4.00%, 0.50% Floor	7.64%	2/28/2031	2,280	2,214	2,244	0.2%
Explorer Investor, Inc	First Lien Term Loan		SOFR + 6.00%, 0.50% Floor	9.67%	6/28/2029	27,971	26,956	22,237	1.6%
Heights Buyer, LLC	First Lien Term Loan		SOFR + 5.00%, 1.00% Floor	8.77%	8/25/2028	15,363	14,902	15,363	1.1%
Heights Buyer, LLC	First Lien Delayed Draw Term Loan		SOFR + 5.00%, 1.00% Floor	8.77%	8/25/2028	2,522	2,485	2,522	0.2%
Heights Buyer, LLC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 1.00% Floor	8.77%	8/25/2028	64	40	64	0.0%
IG Investments Holdings, LLC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.66%	9/22/2028	46,377	46,054	46,303	3.4%
IG Investments Holdings, LLC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.66%	9/22/2028	-	(32)	(6)	0.0%
Inizio Group Limited	First Lien Term Loan	(9)(13)	SOFR + 4.25%, 0.50% Floor	8.08%	8/19/2028	2,864	2,800	2,749	0.2%
KRIV Acquisition Inc.	First Lien Term Loan		SOFR + 4.75%, 1.00% Floor	8.48%	7/31/2031	33,220	32,970	33,063	2.4%
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 1.00% Floor	8.48%	9/30/2027	-	(4)	(3)	0.0%
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 1.00% Floor	8.48%	9/30/2027	-	(90)	(38)	0.0%
KRIV Acquisition Inc.	First Lien Revolving Loan	(10)	SOFR + 4.75%, 1.00% Floor	8.48%	7/31/2031	154	151	153	0.0%
London Buyer, LLC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.73%	6/24/2033	10,244	10,141	10,141	0.7%
London Buyer, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.73%	6/30/2028	-	(6)	(11)	0.0%
London Buyer, LLC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.73%	6/24/2033	-	(18)	(18)	0.0%
MacKay Sposito, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.25%, 0.75% Floor	7.92%	4/22/2033	817	760	708	0.1%
MacKay Sposito, LLC	First Lien Revolving Loan	(10)	SOFR + 4.25%, 0.75% Floor	7.92%	4/22/2033	-	(12)	(12)	0.0%
More Cowbell II LLC	First Lien Term Loan		SOFR + 4.25%, 0.75% Floor	7.74%	9/3/2030	27,088	26,682	27,088	2.0%
More Cowbell II LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.25%, 0.75% Floor	7.74%	9/3/2027	-	-	-	0.0%
More Cowbell II LLC	First Lien Revolving Loan	(10)	SOFR + 4.25%, 0.75% Floor	7.74%	9/4/2029	-	-	-	0.0%
OMNIA Partners LLC	Second Lien Term Loan		SOFR + 5.00%	8.67%	5/31/2032	10,000	9,960	10,000	0.7%
P20 Parent, Inc.	First Lien Term Loan		SOFR + 7.50%, 1.00% Floor	11.23%	7/12/2028	43,794	43,433	42,624	3.1%
PAS Parent Inc.	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.14%	8/18/2032	9,563	9,485	9,477	0.7%

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of June 30, 2026 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Professional Services (continued)
PAS Parent Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.14%	8/18/2028	-	-	(61)	0.0%
PAS Parent Inc.	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.14%	8/18/2031	-	-	(9)	0.0%
Petra Borrower, LLC	First Lien Term Loan		SOFR + 5.75%, 1.00% Floor	9.41%	11/15/2030	15,606	15,341	15,448	1.1%
Petra Borrower, LLC	First Lien Delayed Draw Term Loan		SOFR + 5.75%, 1.00% Floor	9.45%	11/15/2030	6,088	5,979	6,027	0.4%
Petra Borrower, LLC	First Lien Revolving Loan	(10)	SOFR + 5.75%, 1.00% Floor	9.37%	11/15/2029	737	698	712	0.1%
Portage Point Partners, LLC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.66%	5/2/2033	6,153	6,093	6,092	0.4%
Portage Point Partners, LLC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.66%	5/2/2033	-	(8)	(8)	0.0%
SAM Holding Company, Inc.	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.73%	6/30/2033	4,563	4,540	4,540	0.3%
SAM Holding Company, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.73%	6/30/2028	-	(3)	(6)	0.0%
SAM Holding Company, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.73%	6/30/2028	-	(23)	(46)	0.0%
TRAK Purchaser, Inc	First Lien Term Loan		SOFR + 5.75%, 1.00% Floor	9.41%	6/20/2031	31,000	30,604	30,897	2.2%
TRAK Purchaser, Inc	First Lien Revolving Loan	(10)	SOFR + 5.75%, 1.00% Floor	9.41%	6/20/2031	-	(27)	(7)	0.0%
True Talent Advisory Borrower LLC	First Lien Term Loan		SOFR + 5.25%, 1.00% Floor	8.98%	1/10/2033	16,638	16,327	16,555	1.2%
True Talent Advisory Borrower LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.25%, 1.00% Floor	8.98%	1/10/2033	776	697	738	0.1%
True Talent Advisory Borrower LLC	First Lien Revolving Loan	(10)	SOFR + 5.25%, 1.00% Floor	8.98%	1/9/2032	-	(74)	(20)	0.0%
Wasteology Group Transporation LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.41%	11/3/2032	13,049	12,931	12,919	0.9%
Wasteology Group Transporation LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.41%	11/03/2027	-	(69)	(152)	0.0%
Wasteology Group Transporation LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.41%	11/03/2032	-	(43)	(47)	0.0%
Total Professional Services							504,404	500,530

Real Estate Management & Development
Accuserve Solutions, Inc.	First Lien Term Loan		SOFR + 6.00% (incl 3.38% PIK), 1.00% Floor	9.63%	3/15/2030	65,410	65,103	62,944	4.6%
Accuserve Solutions, Inc.	First Lien Revolving Loan	(10)	SOFR + 5.25%, 0.75% Floor	8.98%	3/15/2030	3,747	3,747	3,498	0.3%
AKAM Buyer, Inc.	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.48%	2/27/2032	13,843	13,718	13,672	1.0%
AKAM Buyer, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.48%	2/27/2028	-	(35)	(93)	0.0%
AKAM Buyer, Inc.	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.48%	2/27/2032	-	(27)	(35)	0.0%
Conservice Midco LLC	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.23%	2/25/2033	5,886	5,860	5,865	0.4%
Conservice Midco LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.23%	2/25/2033	-	(5)	(3)	0.0%
Freedom Funding Center LLC	Unsecured Note	(9)(11)	N/A	12.00%	10/1/2037	15,000	15,000	15,403	1.1%
Guardian Restoration Partners Buyers, LLC	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.73%	11/3/2031	8,126	8,046	7,960	0.6%
Guardian Restoration Partners Buyers, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.73%	11/3/2031	12,259	12,137	11,981	0.9%
Guardian Restoration Partners Buyers, LLC	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.70%	11/3/2031	1,343	1,324	1,301	0.1%
Low Voltage Holdings Inc.	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.23%	4/28/2032	4,122	4,096	4,124	0.3%
Low Voltage Holdings Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.23%	10/28/2027	-	(2)	-	0.0%
Low Voltage Holdings Inc.	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.42%	4/28/2032	76	72	76	0.0%
Metropolis Technologies Inc	First Lien Term Loan	(9)	SOFR + 5.25%	8.92%	11/3/2032	15,920	15,774	15,701	1.1%
Redwood Trust, Inc.	First Lien Revolving Loan	(10)(13)	SOFR + 5.00%, 2.00% Floor	8.73%	3/31/2027	12,241	12,095	12,065	0.9%
Southpaw AP Buyer, LLC	First Lien Term Loan		SOFR + 5.50%, 1.00% Floor	9.31%	3/2/2028	10,510	10,439	10,353	0.7%
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.50%, 1.00% Floor	9.32%	3/2/2028	779	773	766	0.1%
Southpaw AP Buyer, LLC	First Lien Revolving Loan	(10)	SOFR + 5.50%, 1.00% Floor	9.33%	3/2/2028	198	192	185	0.0%
Titan Home Improvement, LLC	First Lien Term Loan		SOFR + 4.75%, 1.00% Floor	8.42%	5/31/2030	24,128	23,790	24,052	1.7%
Titan Home Improvement, LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 1.00% Floor	8.42%	5/31/2030	-	(50)	(12)	0.0%
Total Real Estate Management & Development							192,047	189,803

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of June 30, 2026 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Software
Anaplan Inc.	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.17%	6/21/2029	20,363	20,363	20,257	1.5%
Anaplan Inc.	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.17%	6/21/2028	-	-	(7)	0.0%
Archduke Buyer, Inc.	First Lien Term Loan		SOFR + 5.50%, 0.50% Floor	9.16%	12/3/2032	8,470	8,391	8,203	0.6%
Archduke Buyer, Inc.	First Lien Revolving Loan	(10)	SOFR + 5.50%, 0.50% Floor	9.16%	12/3/2032	-	(8)	(28)	0.0%
Boxer Parent Company, Inc.	First Lien Term Loan	(9)	SOFR + 2.75%	6.42%	7/30/2031	2,545	2,391	2,301	0.2%
Cardinal Parent, Inc.	First Lien Term Loan	(9)	SOFR + 4.50%, 0.75% Floor	8.17%	11/12/2027	2,954	2,886	2,585	0.2%
Diligent Corporation	First Lien Term Loan		SOFR + 8.42% PIK, 0.75% Floor	12.09% PIK	8/2/2030	7,812	7,548	7,702	0.6%
Diligent Corporation	First Lien Term Loan		SOFR + 5.00%, 0.75% Floor	8.67%	8/2/2030	45,568	45,460	44,930	3.3%
Diligent Corporation	First Lien Revolving Loan	(10)	SOFR + 5.00%, 0.75% Floor	8.67%	8/2/2030	2,369	2,325	2,285	0.2%
Flexera Software LLC	First Lien Term Loan		SOFR + 4.50%, 0.50% Floor	8.15%	8/16/2032	4,781	4,772	4,676	0.3%
Flexera Software LLC	First Lien Term Loan		EURIBOR + 4.50%, 0.50% Floor	6.71%	8/16/2032	2,836	3,313	3,168	0.2%
Flexera Software LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.50% Floor	8.15%	8/16/2032	-	(2)	(23)	0.0%
Fullsteam Holdco L.P. LLC	Unsecured Note		N/A	13.00% PIK	8/9/2032	19,640	19,412	19,094	1.4%
Fullsteam Operations LLC	First Lien Term Loan		SOFR + 5.25%, 0.75% Floor	8.90%	8/8/2031	27,500	27,260	26,983	2.0%
Fullsteam Operations LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 5.25%, 0.75% Floor	8.90%	8/8/2027	-	(39)	(172)	0.0%
Fullsteam Operations LLC	First Lien Revolving Loan	(10)	SOFR + 5.25%, 0.75% Floor	8.88%	8/8/2031	1,083	1,055	1,021	0.1%
GovDelivery Holdings LLC	First Lien Term Loan		SOFR + 5.75% (incl 2.25% PIK), 0.75% Floor	9.41%	1/17/2031	15,971	15,875	15,971	1.2%
GovDelivery Holdings LLC	First Lien Delayed Draw Term Loan		SOFR + 5.25% (incl 2.25% PIK), 0.75% Floor	8.91%	1/17/2031	2,366	2,347	2,366	0.2%
GovDelivery Holdings LLC	First Lien Revolving Loan	(10)	ABR + 4.25%	11.00%	1/17/2031	175	161	175	0.0%
GS Acquisitionco, Inc.	First Lien Term Loan		SOFR + 5.25%, 1.00% Floor	8.98%	5/25/2028	38,628	38,591	35,248	2.6%
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan		SOFR + 5.25%, 1.00% Floor	8.98%	5/25/2028	525	524	479	0.0%
GS Acquisitionco, Inc.	First Lien Revolving Loan	(10)	SOFR + 5.25%, 1.00% Floor	8.98%	5/25/2028	1,079	1,077	985	0.1%
Helpsystems Holdings, Inc.	Second Lien Term Loan		SOFR + 9.00% PIK, 2.00% Floor	12.74%	5/19/2029	10,654	10,507	8,206	0.6%
Hyland Software, Inc	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.48%	9/19/2030	24,668	24,420	24,402	1.8%
Hyland Software, Inc	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.48%	9/19/2029	-	(10)	(13)	0.0%
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.16%	6/27/2027	-	(7)	(12)	0.0%
Kona Buyer, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.50%, 0.75% Floor	8.16%	7/23/2031	1,876	1,868	1,869	0.1%
Kona Buyer, LLC	First Lien Delayed Draw Term Loan		SOFR + 4.50%, 0.75% Floor	8.16%	7/23/2031	2,107	2,098	2,099	0.2%
Kona Buyer, LLC	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.16%	7/23/2031	38	36	37	0.0%
Mandolin Technology Intermediate Holdings, Inc.	Second Lien Term Loan		N/A	10.30% PIK	7/30/2029	18,986	18,898	15,324	1.1%
Modena Buyer LLC	First Lien Term Loan	(9)	SOFR + 4.25%	7.91%	7/1/2031	2,264	2,106	2,097	0.2%
MRI Software LLC	First Lien Term Loan		SOFR + 4.75%, 1.00% Floor	8.48%	2/10/2028	5,009	5,007	4,973	0.4%
MRI Software LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 1.00% Floor	8.48%	2/10/2028	9,065	9,026	8,949	0.6%
MRI Software LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 1.00% Floor	8.48%	2/10/2028	633	624	615	0.0%
oneZero Financial Systems, LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.41%	10/7/2031	26,587	26,383	26,236	1.9%
oneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.41%	10/7/2031	1,871	1,846	1,810	0.1%
oneZero Financial Systems, LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.41%	10/7/2031	-	(25)	(45)	0.0%
Orion Advisor Solutions INC.	Second Lien Term Loan		SOFR + 5.75%, 1.00% Floor	9.42%	12/31/2030	14,945	14,882	14,822	1.1%
Propio LS, LLC	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.48%	5/13/2030	6,748	6,692	6,713	0.5%
Propio LS, LLC	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.48%	5/13/2030	42	41	41	0.0%
Saab Purchaser, Inc	First Lien Term Loan		SOFR + 4.50%, 0.75% Floor	8.23%	11/12/2031	7,136	7,073	7,009	0.5%
Saab Purchaser, Inc	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.23%	9/22/2027	-	(30)	(123)	0.0%

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of June 30, 2026 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 4	Type of Investment	Footnotes	Reference Rate and Spread [5]	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Software (continued)
Saab Purchaser, Inc	First Lien Revolving Loan	(10)	SOFR + 4.50%, 0.75% Floor	8.23%	11/12/2031	-	(8)	(17)	0.0%
Simplifi Holdings, Inc.	First Lien Term Loan		SOFR + 5.25%, 0.75% Floor	8.99%	12/29/2028	25,889	25,704	25,223	1.8%
Simplifi Holdings, Inc.	First Lien Revolving Loan	(10)	SOFR + 5.25%, 0.75% Floor	8.99%	6/29/2029	1,012	993	938	0.1%
Sovos Compliance LLC	First Lien Term Loan	(9)	SOFR + 3.25%	6.89%	8/13/2029	2,103	1,937	1,977	0.1%
Tamarack Intermediate, L.L.C.	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.42%	3/12/2029	20,625	20,429	20,406	1.5%
Tamarack Intermediate, L.L.C.	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.42%	3/12/2029	-	(22)	(37)	0.0%
Trintech, Inc.	First Lien Term Loan		SOFR + 4.75%, 0.75% Floor	8.39%	1/28/2033	12,446	12,330	12,206	0.9%
Trintech, Inc.	First Lien Delayed Draw Term Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.39%	1/29/2028	-	(10)	(40)	0.0%
Trintech, Inc.	First Lien Revolving Loan	(10)	SOFR + 4.75%, 0.75% Floor	8.39%	1/28/2033	-	(16)	(33)	0.0%
Total Software							396,474	383,831

Technology Hardware, Storage & Peripherals
LYTX, INC.	First Lien Term Loan		SOFR + 5.00%, 1.00% Floor	8.75%	2/28/2028	19,661	19,661	19,661	1.4%
Technology Hardware, Storage & Peripherals							19,661	19,661

Total Debt Investments							2,934,248	2,902,413

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of June 30, 2026 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Interest Rate [5]	Acquisition Date	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Preferred Equity - 2.1%
Financial Services
Ares Global Structured Solutions Rated Notes Feeder LLC	Preferred Equity	(10)(13)	N/A	5/22/2026	610	610	610	0.0%
Coller Evergreen CFO I Equity Holdings L.P.	Preferred Equity	(10)(13)	N/A	6/9/2026	539	539	539	0.0%
Eclipse Buyer, Inc.	Preferred Equity		12.50% PIK	8/12/2025	4,184	4,116	4,152	0.3%
MC CIF Wealth Management (UK) Ltd.	Preferred Equity	(13)	12.00% PIK	8/12/2025	2,775	2,750	2,756	0.2%
MC CIF Wealth Management (UK) Ltd.	Preferred Equity	(13)	12.00% (incl. 6.00 PIK)	8/12/2025	2,635	2,610	2,604	0.2%
Total Financial Services						10,625	10,661

Health Care Technology
Imagine Acquisition, Inc.	Preferred Equity		N/A	11/16/2021	2,000	2,000	3,180	0.2%
Total Health Care Technology						2,000	3,180

Insurance
Galway Partners Holdings LLC	Preferred Equity		14.00% PIK	4/28/2023	15,482	15,328	15,370	1.1%
Total Insurance						15,328	15,370

Real Estate Management & Development
ACC Ultimate Holdings, L.P.	Preferred Equity		N/A	12/9/2025	44	272	544	0.0%
Total Real Estate Management & Development						272	544

Software
GT Polaris Holdings, Inc	Preferred Equity		12.50% PIK	6/6/2022	1,749	1,747	1,729	0.1%
Total Software						1,747	1,729

Total Preferred Equity Investments						29,972	31,484

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of June 30, 2026 (Unaudited) (Continued)

(in thousands)

Portfolio Company 1 2 3 [4]	Type of Investment	Footnotes	Interest Rate [5]	Acquisition Date	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Common Equity and Warrants - 1.3%
Capital Markets
Resolute Investment Managers, Inc.	Equity	(14)	N/A	12/29/2023	58	1,249	1,582	0.1%
Winterfell Co-Invest SCSP	Equity	(14)	N/A	9/19/2022	3,586	3,635	8,068	0.6%
Total Capital Markets						4,884	9,650

Health Care Providers & Services
New Giving Acquisition, Inc.	Equity	(14)	N/A	8/19/2022	2	-	1,320	0.1%
Total Health Care Providers & Services						-	1,320

Professional Services
THL Fund IX Investors (Plymouth), L.P.	Equity	(12)(14)	N/A	9/1/2023	3,175	3,175	6,381	0.5%
Total Professional Services						3,175	6,381

Real Estate Management & Development
ACC Ultimate Holdings, L.P.	Equity		N/A	5/8/2024	375	3,750	174	0.0%
Total Real Estate Management & Development						3,750	174

Total Common Equity and Warrants Investments						11,809	17,525

Total Non-Controlled/Non-Affiliated Investments						$2,976,029	$2,951,422
Controlled/Affiliated - Investments

Common Equity - 0.8%
Professional Services
SPV CA IX, LLC	Equity	(10)(12)(14)(15)	N/A	7/18/2025	10,882	10,590	11,394	0.8%
Total Professional Services						10,590	11,394

Total Common Equity Investments						$10,590	$11,394

Total Controlled/Affiliated Investments						$10,590	$11,394

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of June 30, 2026 (Unaudited) (Continued)

(in thousands)

Description	Hedging Item	Footnotes	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation / (Depreciation)
Derivative Instruments
Interest Rate Swap	2029 Notes	(9)	6.70%	SOFR + 2.99%	Goldman Sachs Bank USA	4/10/2029	100,000	(905)	(12)
Interest Rate Swap	2030 Notes	(9)	6.26%	SOFR + 2.57%	Goldman Sachs Bank USA	11/15/2029	120,000	(1,219)	(14)
Total Derivative Instruments							$220,000	$(2,124)	$(26)

							Cost	Fair Value
TOTAL INVESTMENTS							$2,986,619	$2,960,692

Stone Point Credit Corporation

Consolidated Schedule of Investments

As of June 30, 2026 (Unaudited) (Continued)

(in thousands)

(1)
All of the Company’s investments are domiciled in the United States except for Apex Group Treasury LLC, Barings Middle Market CLO Ltd., Flow Traders Holding, LLC, Howden UK Refinance PLC, Inizio Group Limited, LendDirect Trust, MC CIF Wealth Management (UK) Ltd., New Mountain Guardian IV Income Rated Feeder II, Ltd. , New Mountain Guardian IV Income Rated Feeder III, Ltd., People Corp Holdco LP, and Syntax USA Holding Corporation, which are domiciled in Ireland, Cayman Islands, Bermuda, United Kingdom, United Kingdom, Canada, United Kingdom, Bermuda, Cayman Islands, Canada, and Canada, respectively.
(2)
Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)
All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"), except for ALP CFO 2024, L.P., Apex Group Treasury LLC, Ares Global Structured Solutions Rated Notes Feeder LLC, Barings Middle Market CLO Ltd., Best Egg Asset Structured Pass Through Master Trust, Churchill Middle Market CLO Ltd., Coller Private Equity Backed Notes & Loans II-A L.P., Coller Evergreen CFO I Equity Holdings L.P., Coller Evergreen CFO I, L.P Exeter Short Term Funding LLC, Flow Traders Holding, LLC, Howden UK Refinance PLC, Inizio Group Limited, Ivy Hill Asset Management, L.P., Ivy Hill Middle Market Credit Fund XII Ltd, LendDirect Trust, LendingTree, Inc., MC CIF Wealth Management (UK) Ltd., New Mountain Guardian IV Income Rated Feeder II, Ltd. , New Mountain Guardian IV Income Rated Feeder III, Ltd., People Corp Holdco, Redwood Trust, Inc., and Syntax USA Holding Corporation.
(4)
As of June 30, 2026, all investments are pledged as collateral unless otherwise stated.
(5)
The majority of the securities bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR"), which at June 30, 2026 was 3.68%; Alternate Base Rate ("ABR"), which at June 30, 2026 was 6.75%; and the Euro Interbank Offered Rate ("EURIBOR"), which at June 30, 2026 was 2.21%. For each such security, the Company has provided the applicable spread over SOFR, ABR and EURIBOR and the current contractual interest rate in effect at June 30, 2026. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
(6)
The date disclosed represents the expiration of the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(7)
Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(8)
Percentage is based on net assets of $1,381,143 as of June 30, 2026.
(9)
Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(10)
This investment has an unfunded commitment as of June 30, 2026. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(11)
Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $17,887 or 1.3% of net assets as of June 30, 2026 and are considered restricted.
(12)
Investment measured at net asset value (“NAV”)
(13)
This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2026, non-qualifying assets totaled 5.9% of the Company's total assets.
(14)
Securities are non-income producing.
(15)
As defined in the 1940 Act, the Company is deemed to be both an "affiliated person" and "control" the portfolio company because it owns more than 25% of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions for the six months ended June 30, 2026 in which the portfolio company is deemed to be a "Control Investment" of the Company were as follows:

Portfolio Company	Asset Type	Fair value at December 31, 2025	Transfers in (out)	Purchases (cost)	Sales and paydowns	PIK interest (cost)	Amortization	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at June 30, 2026
Controlled/affiliated company investment:
SPV CA IX, LLC	Equity	$5,820	$—	$5,273	$—	$—	$—	$—	$301	$11,394
Total controlled/affiliated company investments		$5,820	$—	$5,273	$—	$—	$—	$—	$301	$11,394

Six Months Ended June 30,
		2026			2025
Portfolio Company	Asset Type	Interest Income	Dividend Income	Fee Income	Interest Income	Dividend Income	Fee Income
Controlled/affiliated company investments:
SPV CA IX, LLC	Equity	$—	$—	$—	n/a	n/a	n/a
Total controlled affiliated company investments		$—	$—	$—	n/a	n/a	n/a

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

June 30, 2026

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

Cash and Cash Equivalents

Cash and cash equivalents consist of deposits in a money market account and demand deposits held at a custodian bank. Cash and cash equivalents are carried at cost, which approximates fair value. The Company’s deposits may, at times, exceed the insured limits under applicable law. The Company's deposits in money market funds are considered Level 1 securities within the fair value hierarchy. As of June 30, 2026 and December 31, 2025, there was $288 and $258, respectively, of cash denominated in foreign currencies included within “cash and cash equivalents” on the Consolidated Statement of Assets and Liabilities.

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

($ in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Fee Income	$150	$94	$218	$168
Total revenue from contracts with customers	$150	$94	$218	$168

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of both June 30, 2026 and December 31, 2025, no investments were on non-accrual status.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. During the three and six months ended June 30, 2026 the Company earned dividend income of $983, and $2,060, respectively, that were included on the Consolidated Statements of Operations as dividend income. During the three and six months ended June 30, 2025 the Company earned dividend income of $1,411, and $2,398, respectively, that were included on the Consolidated Statements of Operations as dividend income.

For the three and six months ended June 30, 2026, the Company earned $3,891 and $7,515, respectively, in payment-in-kind ("PIK") interest income. For the three and six months ended June 30, 2025 the Company earned $1,890 and $3,102, respectively, in payment-in-kind ("PIK") interest income.

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

The Company records realized gains and losses resulting from transactions in foreign currency on the Consolidated Statements of Operations. During the three and six months ended June 30, 2026, the Company recorded $61 and $30, respectively, of net realized gains on foreign currency transactions. During the three and six months ended June 30, 2025, the Company did not record any realized gains or losses on foreign currency transactions.

Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies and other transactions on the Consolidated Statements of Operations. During the three and six months ended June 30, 2026, the Company recorded $566 and $811, respectively, in net unrealized appreciation on the translation of assets and liabilities in foreign currencies. During the three and six months ended June 30, 2025, the Company did not record any unrealized appreciation or depreciation on the translation of assets and liabilities in foreign currencies.

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

The Company evaluates tax positions taken or expected to be taken while preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted later based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions from inception through June 30, 2026. The Company’s federal and state tax returns remain open for the prior three or four years, depending upon the jurisdiction, and subject to examination by the Internal Revenue Service and state tax authorities.

As of June 30, 2026 and December 31, 2025, the tax cost of the Company's investments approximate its amortized cost.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. During the three and six months ended June 30, 2026, the Company recorded $528 and $515 of net realized gains (losses), respectively. During the three and six months ended June 30, 2025, the Company recorded $1,023 and $1,342 of net realized gains (losses), respectively. During the three and six months ended June 30, 2026, the Company recorded $(5,213) and $(24,602) of net change in unrealized appreciation (depreciation), respectively. During the three and six months ended June 30, 2025, the Company recorded $2,891 and $3,059 of net change in unrealized appreciation (depreciation), respectively.

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

In November 2024, the FASB issued ASU 2024-04, “Debt – Debt with Conversion and Other Options (Subtopic 470-20)”, which clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. The Company adopted ASU 2024-04 effective January 1, 2026, and concluded that the application of this guidance did not have a material impact on its consolidated financial statements.

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

Base Management Fee

The Company pays to the Adviser an asset-based fee (the “Management Fee”) for management services in an amount equal to an annual rate of 1.30% of the average value of the Company’s gross assets (excluding cash and cash equivalents) as of the last day of the most recently completed calendar quarter and the last day of the immediately preceding calendar quarter payable quarterly in arrears. The Management Fee for any partial quarter is appropriately prorated based on the actual number of days elapsed during such partial quarter as a fraction of the number of days in the relevant calendar year. For the three and six months ended June 30, 2026, the Company incurred Management Fees of $9,690 and $19,118, respectively. For the three and six months ended June 30, 2025, the Company incurred Management Fees of $8,661 and $16,998, respectively. As of June 30, 2026 and December 31, 2025, the Company recorded Management Fees payable of $9,690 and $9,201, respectively.

Incentive Fee

Beginning December 21, 2024, on the fourth anniversary of the date on which Stockholders were required to fund their initial drawdown (the “Incentive Commencement Date”), the Company pays the Adviser an incentive fee (“Incentive Fee”) as set forth below. The Incentive Fee consists of two parts. The first part (the “Investment Income Incentive Fee”) is calculated and payable on a quarterly basis, in arrears, commencing December 31, 2024, following the Incentive Commencement Date, and equals 15% of “pre-incentive fee net investment income” for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.75% (i.e., 7% annualized) measured on a quarterly basis. For purposes of computing the initial installment of the Investment Income Incentive Fee, as the Incentive Commencement Date did not fall on the first day of a calendar quarter, the initial Investment Income Incentive Fee is calculated and payable for the period that commences on the Incentive Commencement Date through the last day of the first complete calendar quarter immediately following the Incentive Commencement Date (March 31, 2025). The second part (the “Capital Gains Incentive Fee”) is an annual fee that is calculated in arrears, as of the end of each calendar year (or as of the date of the termination of the Investment Advisory Agreement) in an amount equal to 15% of realized capital gains, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year, less the aggregate amount of any previously paid Capital Gains Incentive Fee. As the Incentive Commencement Date did not fall on the first day of a calendar year, the initial Capital Gains Incentive Fee was calculated for the period that commenced on the Incentive Commencement Date through December 31, 2025, and as of December 31, 2025, there was no Capital Gains Incentive Fee payable under the Investment Advisory Agreement. For the three and six months ended June 30, 2026, the Company incurred Investment Income Incentive Fees of $5,165 and $10,435, respectively. As of June 30, 2026 and December 31, 2025, the Company recorded Investment Income Incentive Fees payable of $5,164 and $5,176, respectively. For the three and six months ended June 30, 2026 and 2025, the Company did not incur any Capital Gains Incentive Fees.

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

For the three and six months ended June 30, 2026, the Company incurred $299 and $612, respectively, of administrative overhead expenses that were included on the Consolidated Statements of Operations as professional fees. For the three and six months ended June 30, 2025, the Company incurred $213 and $429, respectively, of administrative overhead expenses that were included on the Consolidated Statements of Operations as professional fees. As of June 30, 2026 and December 31, 2025, $299 and $440, respectively, of administrative overhead expenses remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses. For each of the three and six months ended June 30, 2026 and 2025, the Administrator did not waive any charges that were eligible for reimbursement under the terms of the Administration Agreement.

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

For the three and six months ended June 30, 2026, the Company incurred expenses for services provided by the Sub-Administrator and the Custodian of $563 and $1,105, respectively, that were included on the Consolidated Statements of Operations as professional fees. For the three and six months ended June 30, 2025, the Company incurred expenses for services provided by the Sub-Administrator and the Custodian of $528 and $1,006, respectively, that were included on the Consolidated Statements of Operations as professional fees. As of June 30, 2026 and December 31, 2025, $1,300 and $160, respectively, remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses. For the three and six months ended June 30, 2026, the Administrator waived $393 and $780, respectively, of Sub-Administrator fees which will not be subject to reimbursement by the Company to the Administrator, and are included on the Consolidated Statement of Operations as professional fee waivers. For the three and six months ended June 30, 2025, the Administrator did not waive any Sub-Administrator fees.

Transfer Agent Fees

The Company has entered into a transfer agent servicing agreement with U.S. Bank Global Fund Services (in such capacity, the “Transfer Agent”). For the three and six months ended June 30, 2026, the Company incurred expenses for services provided by the Transfer Agent of $16 and $32, respectively, that were included on the Consolidated Statements of Operations as professional fees. For the three and six months ended June 30, 2025, the Company incurred expenses for services provided by the Transfer Agent of $15 and $34, respectively, that were included on the Consolidated Statements of Operations as professional fees. As of June 30, 2026 and December 31, 2025, $48 and $16, respectively, remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.

Affiliated Capital Market Entities

The Adviser is an affiliate of SPC Capital Markets LLC, a Delaware limited liability company (the “Affiliated Broker-Dealer”), which is registered as a broker-dealer with the SEC and a member of FINRA and the Securities Investor Protection Corporation (together with the other Stone Point affiliated entities that conduct financial services, loan origination, structuring, placement or other similar business as a broker, dealer, distributor, syndicator, arranger or originator of securities or loans, collectively the “Affiliated Capital Market Entities”). During the three and six months ended June 30, 2026, the Company did not pay the Affiliated Broker-Dealer any fees. During the three and six months ended June 30, 2025, the Company paid the Affiliated Broker-Dealer a fee of $1,500 for services provided by the Affiliated Broker-Dealer in connection with the closing of the Senior Notes. The Affiliated Broker-Dealer may receive fees from other investors and portfolio companies in which the Company invests but will not collect fees from the Company for the Company's portfolio investments.

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

For the three and six months ended June 30, 2026, the Company incurred offering costs of $14 and $26, respectively. For the three and six months ended June 30, 2025, the Company incurred offering costs of $11 and $23, respectively. As of both June 30, 2026 and December 31, 2025, there was no balance payable on the Consolidated Statements of Assets and Liabilities for offering expenses payable.

Note 5. Commitments and Contingencies

Litigation and Regulatory Matters

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with the Company’s portfolio companies. As of June 30, 2026, the Company and the Adviser are not currently a party to any material legal proceedings.

Unfunded Portfolio Company Commitments

From time to time, the Company enters into commitments to fund investments. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. As of June 30, 2026 and December 31, 2025, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

($ in thousands)
Portfolio Company	Type of Investment	June 30, 2026 Par	December 31, 2025 Par
Accordion Partners LLC	First Lien Delayed Draw Term Loan	$4,355	4,355
Accuserve Solutions, Inc.	First Lien Revolving Loan	2,859	4,930
Acentra Holdings, LLC	First Lien Delayed Draw Term Loan	-	8,715
Acentra Holdings, LLC	First Lien Revolving Loan	1,441	1,441
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	2,839	3,928
Action Behavior Centers Therapy LLC	First Lien Revolving Loan	2,812	3,071
AKAM Buyer, Inc.	First Lien Delayed Draw Term Loan	7,483	-
AKAM Buyer, Inc.	First Lien Revolving Loan	2,860	-
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	-	330
AmeriLife Holdings LLC	First Lien Revolving Loan	4,254	4,727
Anaplan Inc.	First Lien Revolving Loan	1,546	1,546
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	239	256
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	-	4,739
Aprio Advisory Group, LLC	First Lien Revolving Loan	4,402	4,402
Archduke Buyer, Inc.	First Lien Revolving Loan	876	876
Arden Insurance Services LLC	First Lien Revolving Loan	380	1,332
Ares Global Structured Solutions Rated Notes Feeder LLC	Unsecured Note	1,686	-
Ares Global Structured Solutions Rated Notes Feeder LLC	Preferred Equity	3,185	-
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	-	394
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	-	294
ARMStrong Receivable Management	First Lien Revolving Loan	299	299

($ in thousands)
Portfolio Company	Type of Investment	June 30, 2026 Par	December 31, 2025 Par
Babylon Buyer, Inc.	First Lien Revolving Loan	$1,479	$1,479
Baker Tilly Advisory Group, L.P.	First Lien Delayed Draw Term Loan	-	2,314
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	1,050	1,050
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	3,835	3,835
Beacon Global Strategies LLC	First Lien Delayed Draw Term Loan	3,588	-
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	2,896	3,000
Bellwether Buyer, LLC	First Lien Delayed Draw Term Loan	6,476	7,530
Bellwether Buyer, LLC	First Lien Revolving Loan	3,012	3,012
Belmont Buyer, Inc.	First Lien Revolving Loan	1,599	2,180
Bottomline Technologies, Inc.	First Lien Revolving Loan	3,849	3,849
Captive Resources MIDCO, LLC	First Lien Revolving Loan	2,203	2,203
Cerity Partners Equity Holding LLC	First Lien Delayed Draw Term Loan	24,111	24,111
Cerity Partners Equity Holding LLC	First Lien Revolving Loan	1,180	1,906
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	-	1,142
Choreo Buyer LLC.	First Lien Delayed Draw Term Loan	4,321	15,311
Cliffwater, LLC	First Lien Revolving Loan	5,966	5,966
Coller Capital Feeder Note B	Unsecured Note	2,835	3,809
Coller Evergreen CFO I, L.P.	Unsecured Note	3,938	-
Conservice Midco LLC	First Lien Revolving Loan	949	-
Continental Buyer, Inc	First Lien Delayed Draw Term Loan	457	653
Continental Buyer, Inc.	First Lien Revolving Loan	4,921	4,921
Diligent Corporation	First Lien Delayed Draw Term Loan	-	4,124
Diligent Corporation	First Lien Revolving Loan	3,628	4,587
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	2,134	2,134
Eclipse Buyer, Inc.	First Lien Revolving Loan	1,083	1,083
Equinox Buyer LLC	First Lien Revolving Loan	4,776	4,776
Exeter Short Term Funding LLC	First Lien Revolving Loan	21,897	10,184
Fetch, Inc.	First Lien Delayed Draw Term Loan	5,899	-
Fetch, Inc.	First Lien Revolving Loan	3,744	-
Flexera Software LLC	First Lien Revolving Loan	1,056	1,056
Flow Traders Holding, LLC	First Lien Revolving Loan	6,167	11,564
Foundation Risk Partners, Corp.	First Lien Revolving Loan	2,255	2,644
Fullsteam Operations LLC	First Lien Delayed Draw Term Loan	9,167	9,167
Fullsteam Operations LLC	First Lien Revolving Loan	2,250	3,333
Galway Borrower LLC	First Lien Delayed Draw Term Loan	-	8,579
Galway Borrower LLC	First Lien Delayed Draw Term Loan	8,082	-
Galway Borrower LLC	First Lien Revolving Loan	2,061	2,491
GovDelivery Holdings LLC	First Lien Revolving Loan	2,018	2,193
GS ACQUISITIONCO, INC.	First Lien Delayed Draw Term Loan	-	893
GS ACQUISITIONCO, INC.	First Lien Revolving Loan	1	680
Guardian Restoration Partners Buyers, LLC	First Lien Delayed Draw Term Loan	1,352	2,257
Guardian Restoration Partners Buyers, LLC	First Lien Revolving Loan	714	357
HBWM Intermediate II, LLC	First Lien Delayed Draw Term Loan	4,211	-
HBWM Intermediate II, LLC	First Lien Revolving Loan	405	495
Headlands Buyer, Inc.	First Lien Delayed Draw Term Loan	11,376	11,376
Headlands Buyer, Inc.	First Lien Revolving Loan	5,088	5,565
Heights Buyer, LLC	First Lien Revolving Loan	2,171	2,235
Hyland Software, Inc	First Lien Revolving Loan	1,199	1,199

($ in thousands)
Portfolio Company	Type of Investment	June 30, 2026 Par	December 31, 2025 Par
IG Investments Holdings, LLC	First Lien Revolving Loan	$3,509	$3,509
Imagine Acquisition, Inc.	First Lien Revolving Loan	4,630	4,630
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	-	1,881
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	-	2,112
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	3,188	3,188
Kona Buyer, LLC	First Lien Revolving Loan	317	355
KRESA Sub Merger, Inc.	First Lien Delayed Draw Term Loan	583	787
KRESA Sub Merger, Inc.	First Lien Revolving Loan	530	606
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	568	1,510
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	7,984	21,215
KRIV Acquisition Inc.	First Lien Revolving Loan	232	356
Kwol Acquisition Inc	First Lien Delayed Draw Term Loan	-	31
Kwol Acquisition Inc	First Lien Revolving Loan	666	493
LendDirect Trust	Second Lien Revolving Loan	4,568	-
London Buyer, LLC	First Lien Delayed Draw Term Loan	1,138	-
London Buyer, LLC	First Lien Revolving Loan	1,776	-
MacKay Sposito, LLC	First Lien Delayed Draw Term Loan	10,153	-
MacKay Sposito, LLC	First Lien Revolving Loan	1,209	-
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	9,134	-
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	1,558	2,099
MAI Capital Management Intermediate LLC	First Lien Revolving Loan	2,281	1,622
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	-	5,386
MB2 Dental Solutions, LLC	First Lien Revolving Loan	1,907	1,840
MEDX Holdings, LLC	First Lien Delayed Draw Term Loan	9,757	9,809
MEDX Holdings, LLC	First Lien Revolving Loan	4,606	4,606
Mercer Advisors	First Lien Delayed Draw Term Loan	12,680	18,790
Ministry Brands Holdings, LLC	First Lien Revolving Loan	1,695	1,554
Minotaur Acquisition, Inc.	First Lien Revolving Loan	2,041	2,041
MIRRA-PRIMEACCESS HOLDINGS, LLC	First Lien Revolving Loan	685	685
MRI Software LLC	First Lien Delayed Draw Term Loan	7,335	14,450
MRI Software LLC	First Lien Revolving Loan	1,898	2,024
NextGen Healthcare	First Lien Revolving Loan	889	889
NXGen Buyer, Inc.	First Lien Revolving Loan	124	326
Omega Systems Intermediate Holdings, INC	First Lien Delayed Draw Term Loan	4,332	4,332
Omega Systems Intermediate Holdings, INC	First Lien Revolving Loan	1,520	1,647
Onesource Merger Sub, Inc.	First Lien Revolving Loan	1,509	-
oneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	2,820	3,123
oneZero Financial Systems, LLC	First Lien Revolving Loan	3,365	3,365
PAS Parent Inc.	First Lien Delayed Draw Term Loan	6,737	6,737
PAS Parent Inc.	First Lien Revolving Loan	1,000	1,000
Petra Borrower, LLC	First Lien Revolving Loan	1,719	2,456
Portage Point Partners, LLC	First Lien Revolving Loan	846	-
Propio LS, LLC	First Lien Revolving Loan	142	103
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	3,284	8,209
RCP Nats Purchaser, LLC	First Lien Revolving Loan	5,746	5,746
Redwood Purchaser, INC	First Lien Delayed Draw Term Loan	10,663	10,663
Redwood Purchaser, INC	First Lien Revolving Loan	5,022	4,018
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	3,730	-
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	-	2,051
Redwood Trust, Inc.	First Lien Revolving Loan	961	-
Saab Purchaser, Inc	First Lien Delayed Draw Term Loan	6,905	6,905
Saab Purchaser, Inc	First Lien Revolving Loan	959	959

($ in thousands)
Portfolio Company	Type of Investment	June 30, 2026 Par	December 31, 2025 Par
SAM Holding Company, Inc.	First Lien Delayed Draw Term Loan	$1,141	$-
SAM Holding Company, Inc.	First Lien Delayed Draw Term Loan	4,563	-
Simplifi Holdings, Inc.	First Lien Revolving Loan	1,880	2,620
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	76	76
Southpaw AP Buyer, LLC	First Lien Revolving Loan	670	670
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	352	352
SpecialtyCare, Inc.	First Lien Revolving Loan	1,062	1,062
SPV CA IX LLC	Equity	14,768	20,087
SRS ACQUIOM HOLDINGS LLC	First Lien Revolving Loan	2,129	-
Standish Management US, LLC	First Lien Delayed Draw Term Loan	1,891	1,891
Standish Management US, LLC	First Lien Revolving Loan	3,886	3,886
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	4,698	-
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	-	5,075
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	2,527	-
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	-	1,400
TA/WEG Holdings, LLC	First Lien Revolving Loan	1,902	1,902
Tamarack Intermediate, L.L.C.	First Lien Revolving Loan	3,516	3,516
The Chartis Group, LLC	First Lien Delayed Draw Term Loan	1,897	2,098
The Chartis Group, LLC	First Lien Revolving Loan	1,259	1,259
THG Acquisition, LLC	First Lien Delayed Draw Term Loan	1,506	4,144
THG Acquisition, LLC	First Lien Revolving Loan	2,205	2,539
Titan Home Improvement, LLC	First Lien Delayed Draw Term Loan	-	4,605
Titan Home Improvement, LLC	First Lien Revolving Loan	3,837	3,837
TRAKAmerica	First Lien Revolving Loan	2,187	2,187
Trinity Partners Holdings, LLC	First Lien Delayed Draw Term Loan	7,447	7,447
Trintech, Inc.	First Lien Delayed Draw Term Loan	2,074	-
Trintech, Inc.	First Lien Revolving Loan	1,734	-
True Talent Advisory Borrower LLC	First Lien Delayed Draw Term Loan	6,988	-
True Talent Advisory Borrower LLC	First Lien Revolving Loan	4,017	-
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	5,817	5,817
TST Intermediate Holdings, LLC	First Lien Revolving Loan	374	516
Wasteology Group Transporation LLC	First Lien Delayed Draw Term Loan	15,211	15,211
Wasteology Group Transporation LLC	First Lien Revolving Loan	4,707	4,707
Wharf Street Ratings Acquisition LLC	First Lien Delayed Draw Term Loan	6,623	7,251
Wharf Street Ratings Acquisition LLC	First Lien Revolving Loan	6,838	7,487
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	3,797	5,261
World Insurance Associates, LLC	First Lien Revolving Loan	649	649
Worldwide Insurance Network, LLC	First Lien Delayed Draw Term Loan	5,384	13,016
Total Par.		$511,427	$525,553

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded on the consolidated financial statements and reflected as an adjustment to the valuation of the related security on the Consolidated Schedule of Investments as of both June 30, 2026 and December 31, 2025. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

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

Certain information related to the Company's derivative instruments as of June 30, 2026 is presented on the Consolidated Statements of Assets and Liabilities as follows:

($ in thousands)	As of June 30, 2026
Derivative Instrument	Notional amount	Maturity date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Consolidated Statements of Assets and Liabilities Location
Interest Rate Swap	$100,000	4/10/2029	$(905)	$(12)	Investments at fair value
Interest Rate Swap	$120,000	11/15/2029	$(1,219)	$(14)	Investments at fair value
Total	$220,000		$(2,124)	$(26)

Net unrealized appreciation (depreciation) from derivative instruments recognized by the Company for the three and six months ended June 30, 2026 and 2025 is presented on the Consolidated Statements of Operations as follows:

($ in thousands)		For the three months ended June 30,		For the six months ended June 30,
Derivative Instrument	Consolidated Statements of Operations Location	2026	2025	2026	2025
Interest rate swap	Net change in unrealized appreciation (depreciation) from interest rate swaps	$(2,196)	$—	$(2,124)	$—
Total		$(2,196)	$—	$(2,124)	$—

Net realized gain (loss) from derivative instruments recognized by the Company for the three and six months ended June 30, 2026 and 2025, is presented in consolidated statements of operations as follows:

($ in thousands)		For the three months ended June 30,		For the six months ended June 30,
Derivative Instrument	Consolidated Statements of Operations Location	2026	2025	2026	2025
Interest rate swap	Net realized gain (loss) from interest rate swaps	$(43)	$—	$(43)	$—
Total		$(43)	$—	$(43)	$—

Note 7. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. Effective December 21, 2020, the asset coverage ratio under the 1940 Act applicable to the Company decreased to 150% from 200%, so long as the Company meets certain disclosure requirements. As a result of complying with the requirements set forth in Section 61 of the 1940 Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of June 30, 2026 and December 31, 2025, the Company’s asset coverage ratios were 184% and 188%, respectively. For the three months ended June 30, 2026 the weighted average daily borrowings and interest rate on the Company's floating credit facilities was $1,124.3 million and 5.7% compared to $960.3 million and 6.4% for the three months ended June 30, 2025. For the six months ended June 30, 2026, the weighted average daily borrowings and interest rate on the Company's floating rate credit facilities was $1,108.6 million and 5.7% compared to $941.1 million and 6.7% for the six months ended June 30, 2025.

The following tables show the Company’s outstanding debt as of June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value (2)
Revolving Credit Facility (3)	850,000	691,066	158,934	685,611
Secured Credit Facility	300,000	284,500	15,500	282,608
2029 Notes	200,000	200,000	—	198,314
Senior Notes	300,000	300,000	—	297,288
Truist Facility	250,000	173,000	77,000	170,701
Total	$1,900,000	$1,648,566	$251,434	$1,634,522

	December 31, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value (2)
Capital Call Facility	$65,000	$31,500	$33,500	$31,435
Revolving Credit Facility (3)	850,000	803,524	46,476	797,166
Secured Credit Facility	300,000	223,500	76,500	221,372
2029 Notes	200,000	200,000	—	198,133
Senior Notes	300,000	300,000	—	296,879
Total	$1,715,000	$1,558,524	$156,476	$1,544,985

(1)
The amount available may be subject to limitations related to the borrowing base under the Company's outstanding debt (collectively the "Financing Facilities"), outstanding letters of credit issued and asset coverage requirements.
(2)
As of June 30, 2026 and December 31, 2025, all of the Company’s outstanding debt was categorized as Level 3 within the fair value hierarchy.
(3)
As of June 30, 2026 and December 31, 2025 the Company recorded $811 and $(20), respectively, of unrealized translation gain/(loss) on borrowings denominated in foreign currency.

Capital Call Facility

Effective as of December 29, 2020 (the “Initial Closing Date”), the Company entered into a revolving credit facility (as amended, the “Capital Call Facility”) by and among, inter alios, the Company as the initial borrower, the lenders from time-to-time party thereto (collectively, the “Lenders”) and Capital One, National Association, as the administrative agent (the “Administrative Agent”), sole lead arranger and a Lender. The Capital Call Facility matured and was fully repaid on April 16, 2026.

At the Company’s option, the Capital Call Facility accrued interest at a rate per annum based on (i) a daily simple SOFR plus an applicable margin of 2.35% or (ii) the greatest of (1) the prime rate or (2) the federal funds effective rate plus 0.5% plus an applicable margin of 1.35%. If the average unused portion of the commitment was greater than 50% during a calendar month, the unused fee was 0.50% per annum multiplied by the daily unused portion of the commitment. As of December 31, 2025, the maximum borrowing capacity of the Company under the Capital Call Facility was $65,000.

The Capital Call Facility included customary covenants as well as usual and customary events of default for revolving credit facilities of this nature.

As of December 31, 2025, the carrying amount of the Company’s borrowings under the Capital Call Facility approximated its fair value. As of December 31, 2025, unamortized financing costs of $65 were being deferred and amortized over the remaining term of the Capital Call Facility. As of June 30, 2026 and December 31, 2025, the Company had an outstanding balance of $0 and $31,500, respectively. As of June 30, 2026 and December 31, 2025, the Capital Call Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $0 and $31,435, respectively.

The following table shows additional information about the interest and financing costs related to the Capital Call Facility for the three and six months ended June 30, 2026 and 2025:

($ in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Interest expense related to the Capital Call Facility	$14	$260	$503	$752
Financing expenses related to the Capital Call Facility	13	61	108	122
Total interest and financing expenses related to the Capital Call Facility	$27	$321	$611	$874

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

As of June 30, 2026 and December 31, 2025, the financing commitment from the lenders under the Revolving Credit Facility was $850,000 and borrowings under the Revolving Credit Facility bore interest at an applicable margin of 2.00% per annum with respect to SOFR loans. In connection with the Revolving Credit Facility, SPV I made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions. The stated Maturity Date of the Revolving Credit Facility is June 27, 2029, unless otherwise terminated.

As of each of June 30, 2026 and December 31, 2025, the carrying amount of the Company’s borrowings under the Revolving Credit Facility approximated its fair value. As of June 30, 2026 and December 31, 2025, unamortized financing costs of $5,455 and $6,358, respectively, are being deferred and amortized over the remaining term of the Revolving Credit Facility. As of June 30, 2026 and December 31, 2025, the Revolving Credit Facility had an outstanding balance of $691,066 and $803,524, respectively. As of June 30, 2026 and December 31, 2025, the Revolving Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $685,611 and $797,166, respectively.

The following table shows additional information about the interest and financing costs related to the Revolving Credit Facility for the three and six months ended June 30, 2026 and 2025:

($ in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Interest expense related to the Revolving Credit Facility	$10,666	$11,549	$22,159	$23,400
Financing expenses related to the Revolving Credit Facility	454	454	903	903
Total interest and financing expenses related to the Revolving Credit Facility	$11,120	$12,003	$23,062	$24,303

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

As of June 30, 2026 and December 31, 2025, the Secured Credit Facility is comprised of (i) a $250,000 asset-based revolving loan facility (the “ABL Facility”) and (ii) a $50,000 asset-based revolving loan facility (the “Revolver Facility”), each of which has its own borrowing base. The Secured Credit Facility contains customary covenants, including certain limitations on the activities of SPV II, and customary events of default.

On March 3, 2025, (the “First Amendment Date”), SPV II entered into an amendment to the Secured Credit Facility, which, among other things, reduced the applicable margin on borrowings from 3.10% to 2.00% per annum, extended the reinvestment period to March 3, 2028, and extended the maturity date to March 3, 2030.

As of each of June 30, 2026 and December 31, 2025, the carrying amount of the Company’s borrowings under the Secured Credit Facility approximated its fair value. As of June 30, 2026, and December 31, 2025, unamortized financing costs of $1,892 and $2,128, respectively, are being deferred and amortized over the remaining term of the Secured Credit Facility. As of both June 30, 2026, and December 31, 2025, the Secured Credit Facility had an outstanding balance of $284,500 and $223,500, respectively. As of June 30, 2026 and December 31, 2025, the Secured Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $282,608 and $221,372, respectively.

The following table shows additional information about the interest and financing costs related to the Secured Credit Facility for the three and six months ended June 30, 2026 and 2025:

($ in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Interest expense related to the Secured Credit Facility	$4,109	$3,886	$7,774	$7,663
Financing expenses related to the Secured Credit Facility	125	201	249	400
Total interest and financing expenses related to the Secured Credit Facility	$4,234	$4,087	$8,023	$8,063

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

The following table shows additional information about the interest and financing costs related to the 2025 Notes for the three and six months ended June 30, 2026 and 2025:

($ in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Interest expense related to the 2025 Notes	$—	$1,749	$—	$5,028
Financing expenses related to the 2025 Notes	—	128	—	388
Total interest and financing expenses related to the 2025 Notes	$—	$1,877	$—	$5,416

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

As of each of June 30, 2026 and December 31, 2025 the carrying amount of the Company’s borrowings under the 2029 Notes approximated its fair value. As of June 30, 2026 and December 31, 2025, unamortized debt issuance costs of $1,686 and $1,867, respectively, are being deferred and amortized over the remaining term of the 2029 Notes. As of both June 30, 2026 and December 31, 2025, the 2029 Notes had an outstanding balance of $200,000. The 2029 Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $198,314 as of June 30, 2026 and $198,133 as of December 31, 2025.

The following table shows additional information about the interest and financing costs related to the 2029 Notes for the three and six months ended June 30, 2026 and 2025:

($ in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Interest expense related to the 2029 Notes	$3,350	$3,350	$6,700	$6,961
Financing expenses related to the 2029 Notes	150	150	296	272
Total interest and financing expenses related to the 2029 Notes	$3,500	$3,500	$6,996	$7,233

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

As of June 30, 2026 and December 31, 2025 the carrying amount of the Company’s borrowings under the Senior Notes approximated its fair value. As of June 30, 2026 and December 31, 2025, unamortized debt issuance costs of $2,712 and $3,121, respectively, are being deferred and amortized over the remaining term of the Senior Notes. As of both June 30, 2026 and December 31, 2025, the Senior Notes had an outstanding balance of $300,000. The Senior Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $297,288 as of June 30, 2026 and $296,879 as of December 31, 2025.

The following table shows additional information about the interest and financing costs related to the Senior Notes for the three and six months ended June 30, 2026 and 2025:

($ in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Interest expense related to the Senior Notes	$4,661	$2,382	$9,321	$2,382
Financing expenses related to the Senior Notes	205	102	409	102
Total interest and financing expenses related to the Senior Notes	$4,866	$2,484	$9,730	$2,484

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

As of June 30, 2026 the carrying amount of the Company’s borrowings under the Truist Facility approximated its fair value. As of June 30, 2026, unamortized financing costs of $2,299, are being deferred and amortized over the remaining term of the Truist Facility. As of June 30, 2026, the Truist Facility had an outstanding balance of $173,000. As of June 30, 2026 the Truist Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $170,701.

The following table shows additional information about the interest and financing costs related to the Truist Facility for the three and six months ended June 30, 2026:

($ in thousands)	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Interest expense related to the Truist Facility	$1,593	$1,635
Financing expenses related to the Truist Facility	121	132
Total interest and financing expenses related to the Truist Facility	$1,714	$1,767

Note 8. Net Assets

Issuances of Equity Securities

For the three and six months ended June 30, 2026 and 2025, the Company completed the following issuances of Common Stock:

($ in thousands, except share information) Common Share Issuance Date	Number of Common Shares Issued	Net Proceeds	Per Share
June 30, 2026(1)	336,457	6,555	19.48
April 1, 2026	495	10	19.71
March 31, 2026	1,267,768	24,992	19.71
March 31, 2026(1)	372,250	7,338	19.71
June 30, 2025(1)	335,985	6,666	19.84
March 31, 2025(1)	352,159	6,983	19.85
March 31, 2025	88,251	1,750	19.85

(1)
Shares were issued to Stockholders participating in the Company’s DRIP.

The issuances of Common Stock were made at a price at least equal to the then-current net asset value, with such calculation carried out consistent with the Company’s Valuation Policy.

Except with respect to shares of Common Stock issued under the DRIP, sales of Common Stock were made pursuant to subscription agreements entered into by the Company and its investors. Each of the sales of Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten business days’ prior notice to the funding date. As of June 30, 2026, the Company has received capital commitments totaling $1,514.7 million, of which, $226.6 million remains unfunded. As of December 31, 2025, the Company had received capital commitments totaling $1,514.7 million, of which, $251.6 million remained unfunded.

Distributions

For the three and six months ended June 30, 2026 and 2025, the Company declared the following distributions.

($ in thousands, except per share amounts)
Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
June 29, 2026	June 30, 2026	$0.430	$30,406
March 30, 2026	March 31, 2026	$0.460	$31,773
June 27, 2025	June 30, 2025	$0.470	$29,842
March 27, 2025	March 31, 2025	$0.490	$30,896

Note 9. Investments

The following table presents the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2026 and December 31, 2025:

($ in thousands)	June 30, 2026			December 31, 2025
Investments:	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value
First Lien Loans	$2,637,491	$2,617,370	88.4%	$2,550,532	$2,549,002	88.4%
Second Lien Loans	141,138	129,726	4.4	141,741	133,093	4.6
Unsecured Notes	155,619	155,317	5.2	135,834	138,583	4.8
Preferred Equity	29,972	31,484	1.1	38,229	40,166	1.4
Common Equity and Warrants	22,399	28,919	1.0	17,133	22,110	0.8
Interest rate swaps	-	(2,124)	(0.1)	-	-	0.0
Total Investments	$2,986,619	$2,960,692	100.0%	$2,883,469	$2,882,954	100.0%

The geographic composition of investments based on fair value as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
U.S.	95.6%	96.6%
Non-U.S.	4.4	3.4
Total	100.0%	100.0%

The industry composition of investments based on fair value as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
Capital Markets	3.8%	4.1%
Consumer Finance	1.8	2.3
Diversified Consumer Services	0.4	0.5
Financial Services	15.1	14.7
Health Care Providers & Services	17.8	17.9
Health Care Technology	2.8	3.0
Insurance	17.7	19.0
IT Services	3.0	3.9
Professional Services	17.5	15.4
Real Estate Management & Development	6.4	5.6
Software	13.0	12.9
Technology Hardware, Storage & Peripherals	0.7	0.7
Total	100.0%	100.0%

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

The following table presents the fair value hierarchy as of June 30, 2026.

		June 30, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$110,347	$2,507,023	$2,617,370
Second Lien Loans	—	48,032	81,694	129,726
Unsecured Notes	—	23,423	131,894	155,317
Preferred Equity	—	—	31,484	31,484
Common Equity & Warrants	—	—	11,144	11,144
Subtotal	$—	$181,802	$2,763,239	$2,945,041
Investments Measured at NAV	$—	$—	$—	$17,775
Interest rate swaps	—	(2,124)	—	(2,124)
Total	$—	$179,678	$2,763,239	$2,960,692

The following table presents the fair value hierarchy as of December 31, 2025.

	December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$111,646	$2,437,356	$2,549,002
Second Lien Loans	—	59,663	73,430	133,093
Unsecured Notes	—	16,081	122,502	138,583
Preferred Equity	—	—	40,166	40,166
Common Equity & Warrants	—	—	10,644	10,644
Subtotal	$—	$187,390	$2,684,098	$2,871,488
Investments Measured at NAV	$—	$—	$—	$11,466
Total	$—	$187,390	$2,684,098	$2,882,954

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
($ in thousands)	First Lien Loans	Second Lien Loans	Unsecured Note	Preferred Equity	Common Equity & Warrants	Total Investments
Fair value, beginning of period	$2,478,127	$82,042	$115,262	$35,619	$10,104	$2,721,154
Purchases of investments, net	145,462	7,327	17,969	2,275	-	173,033
Proceeds from sales and principal payments, net	(115,916)	(8,050)	(485)	(6,841)	-	(131,292)
Realized gain (loss) on investments	633	7	-	51	-	691
Net change in unrealized appreciation/(depreciation)	(2,777)	326	(896)	366	1,040	(1,941)
Net accretion of discount and amortization of investments	1,494	42	44	14	-	1,594
Ending balance	$2,507,023	$81,694	$131,894	$31,484	$11,144	$2,763,239

	Three Months Ended June 30, 2025
($ in thousands)	First Lien Loans	Second Lien Loans	Unsecured Note	Preferred Equity	Common Equity & Warrants	Total Investments
Fair value, beginning of period	$2,263,619	$80,945	$101,708	$37,257	$11,800	$2,495,329
Purchases of investments, net	173,248	281	2,048	1,251	—	176,828
Proceeds from sales and principal payments, net	(157,034)	—	—	—	—	(157,034)
Realized gain (loss) on investments	1,923	—	—	—	—	1,923
Net change in unrealized appreciation/(depreciation)	371	829	162	56	131	1,549
Net accretion of discount and amortization of investments	1,808	24	55	19	—	1,906
Ending balance	$2,283,935	$82,079	$103,973	$38,583	$11,931	$2,520,501

	Six Months Ended June 30, 2026
($ in thousands)	First Lien Loans	Second Lien Loans	Unsecured Note	Preferred Equity	Common Equity & Warrants	Total Investments
Fair value, beginning of period	$2,437,356	$73,430	$122,504	$40,166	$10,645	$2,684,101
Purchases of investments, net	366,547	17,389	20,434	3,236	-	407,606
Proceeds from sales and principal payments, net	(289,336)	(8,050)	(9,372)	(11,640)	—	(318,398)
Realized gain (loss) on investments	1,805	7	56	121	—	1,989
Net change in unrealized appreciation/(depreciation)	(12,795)	(1,166)	(1,836)	(427)	499	(15,725)
Net accretion of discount and amortization of investments	3,446	84	108	28	—	3,666
Ending balance	$2,507,023	$81,694	$131,894	$31,484	$11,144	$2,763,239

	Six Months Ended June 30, 2025
($ in thousands)	First Lien Loans	Second Lien Loans	Unsecured Note	Preferred Equity	Common Equity & Warrants	Total Investments
Fair value, beginning of period	$2,175,756	$79,596	$87,941	$36,227	$11,696	$2,391,216
Purchases of investments, net	339,411	1,960	15,744	2,238	13	359,366
Proceeds from sales and principal payments, net	(239,793)	(4)	—	-	—	(239,797)
Realized gain (loss) on investments	2,547	—	2	(1)	—	2,548
Net change in unrealized appreciation/(depreciation)	871	466	170	75	222	1,804
Net accretion of discount and amortization of investments	5,143	61	116	44	—	5,364
Transfers in (out) of Level 3	—	—	—	—	—	—
Ending balance	$2,283,935	$82,079	$103,973	$38,583	$11,931	$2,520,501

During the three and six months ended June 30, 2026 and 2025, there were no transfers into or out of Level 2 or Level 3.

The following table presents the net change in unrealized appreciation (depreciation) for the Level 3 investments held by the Company for the three and six months ended June 30, 2026 and 2025.

($ in thousands) Net Change in Unrealized Appreciation (Depreciation)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
First Lien Loans	$(2,777)	$371	$(12,795)	$871
Second Lien Loans	326	829	(1,166)	466
Unsecured Notes	(896)	162	(1,836)	170
Preferred Equity	366	56	(427)	75
Common Equity & Warrants	1,040	131	499	222
Total	$(1,941)	$1,549	$(15,725)	$1,804

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2026. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Adviser’s determination of fair value.

($ in thousands)	June 30, 2026
Investments	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
First Lien Loans	$2,050,419	Discounted Cash Flow	Discount Rate	5.3% - 16.0% (9.7%)
First Lien Loans	410,077	Market Transaction	Market Transaction	98.1% - 100% (99.2%)
First Lien Loans	46,527	Recovery Analysis	Recovery Rate	0.3x - 6.0x (3.0x)
Second Lien Loans	74,900	Discounted Cash Flow	Discount Rate	8.6% - 24.6% (13.6%)
Second Lien Loans	6,794	Market Transaction	Market Transaction	99.5%
Unsecured Notes	117,225	Discounted Cash Flow	Discount Rate	6.6% - 14.4% (12.2%)
Unsecured Notes	14,669	Market Transaction	Market Transaction	98.0% - 100% (98.2%)
Preferred Equity	26,611	Discounted Cash Flow	Discount Rate	13.1% - 15.1% (14.4%)
Preferred Equity	1,149	Market Transaction	Market Transaction	100.0%
Preferred Equity	3,724	Enterprise Value Analysis	EBITDA Multiple	12.5x - 17.3x (16.6x)
Common Equity & Warrants	11,144	Enterprise Value Analysis	EBITDA Multiple	7.3x - 21.0x (17.6x)
Total	$2,763,239

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

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. The methodology for the weighted average number of shares outstanding during the period utilizes the weighted average number of shares from the beginning of the period through the end of the period. Other potentially dilutive shares of Common Stock, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. For the three and six months ended June 30, 2026 and 2025, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of Common Stock for the three and six months ended June 30, 2026 and 2025:

($ in thousands, except share and per share information)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net increase (decrease) in net assets resulting from operations	$24,585	$33,112	$35,045	$63,153
Weighted average shares of common stock outstanding - basic and diluted	70,716,298	63,498,105	69,907,796	63,278,474
Basic and diluted net increase (decrease) in net assets resulting from operations per share of common stock	$0.35	$0.52	$0.50	$1.00

Note 12. Financial Highlights

The following per share of Common Stock data has been derived from information provided on the consolidated financial statements. The following is a schedule of financial highlights for the six months ended June 30, 2026 and 2025:

($ in thousands, except share and per share information)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Per share of Common Stock operating performance:
Net asset value, beginning of period	$19.83	$19.85
Results of operations:
Net investment income (1)	0.85	0.93
Net realized gains (losses) and unrealized appreciation (depreciation) (2)	(0.35)	0.07
Net increase (decrease) in net assets resulting from operations	0.50	1.00

Distributions to Common Stockholders
Distributions from earnings	(0.89)	(0.96)
Net decrease in net assets resulting from distributions	(0.89)	(0.96)
Net asset value, end of period	$19.44	$19.89

Shares outstanding, end of period	71,049,058	63,830,398
Ratio/Supplemental Data
Net assets, end of period	$1,381,143	$1,269,311
Weighted average shares outstanding	69,907,796	63,278,474
Total return (3)	2.54%	5.11%
Portfolio turnover	11.90%	9.88%
Ratio of operating expenses to average net assets (4)	12.20%	12.84%
Ratio of net investment income (loss) to average net assets (4)	8.66%	9.40%

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
(4)
The ratios reflect an annualized amount. For the six months ended June 30, 2026 and 2025, the ratio of total operating expenses to average net assets was 12.32% and 12.84%, respectively, on an annualized basis, excluding the effect of the professional fee waiver. For the six months ended June 30, 2026 and 2025, the ratio of net investment income to average net assets was 8.54% and 9.40%, respectively, on an annualized basis, excluding the effect of the professional fee waiver. Non-recurring expenses were not annualized. During the six months ended June 30, 2026 and 2025, the Company incurred $26 and $23 of Offering Expenses, respectively, which were deemed to be non-recurring.

Note 13. Subsequent Events

Management has evaluated subsequent events and transactions for potential recognition and/or disclosure through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized on the consolidated financial statements as of and for the three and six months ended June 30, 2026.

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

As of June 30, 2026, we had called equity capital in the amount of $1,288.1 million. See “Subscriptions and Drawdowns” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates calling additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.

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

Our investment objective is to generate favorable risk-adjusted returns through current income and, to a lesser extent, capital appreciation by investing primarily in directly originated, senior secured first lien (including unitranche) loans. Although it is not our primary strategy, we also opportunistically invest in second lien loans, subordinated loans, mezzanine loans, structured finance securities and equity or equity-related securities. We typically target loans issued by U.S. middle market companies with EBITDA between $30 million and $250 million annually in the context of leveraged buyouts, acquisitions, debt refinancings, recapitalizations, and other opportunistic asset purchases. We may from time to time invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. Our investment objective may be changed without a vote of the holders of a majority of our common stock.

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

Leverage

The amount of leverage that we employ will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage. As a result of complying with the requirements set forth in Section 61 of the 1940 Act, effective as of December 21, 2020 we are able to borrow amounts such that our asset coverage ratio is at least 150%, rather than 200%. As of June 30, 2026 and December 31, 2025, our asset coverage ratio was 184% and 188%, respectively.

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets or capital commitments as collateral to financing facilities.

Financial and Operating Highlights

($ in thousands, except per share amounts)	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Total investment income	$71,322	$142,439
Total expenses	42,052	83,307
Net investment income (loss)	29,270	59,132
Total net realized gains (losses)	528	515
Total net change in unrealized appreciation (depreciation)	(5,213)	(24,602)
Net increase (decrease) in net assets resulting from operations	$24,585	$35,045
Per share information - basic and diluted:
Net investment income (loss)	$0.41	$0.85
Net increase (decrease) in net assets resulting from operations	$0.35	$0.50
Distributions declared per share	$0.43	$0.89

($ in thousands, except per share amounts) Consolidated balance sheet data	As of June 30, 2026	As of December 31, 2025
Cash and cash equivalents	$53,997	$56,376
Investments at fair value	2,960,692	2,882,954
Total assets	3,057,323	2,963,047
Total debt (net of unamortized debt issuance costs)	1,634,522	1,544,985
Total liabilities	1,676,180	1,593,665
Total net assets	1,381,143	1,369,382
Net asset value per share	$19.44	$19.83
Other data:
Number of portfolio companies	147	127
Distributions declared per share	0.89	1.91
Total return based on net asset value[1]	2.54%	9.86%

(1)
Total return is based upon the change in net asset value per share between the opening and ending net asset values per share, assuming reinvestment of any distributions during the period. Total return is not annualized and does not include a sales load.

Portfolio and Investment Activity

Our investment activity for the three months ended June 30, 2026, is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	Three Months Ended June 30, 2026
New investment commitments:
Total new investment commitments	$143,748
Principal amount of investments funded:
First lien loans	$147,793
Second lien loans	6,828
Unsecured notes	21,098
Total principal amount of investments funded	$175,719
Principal amount of investments sold or repaid:
First lien loans	(132,801)
Second lien loans	(19,523)
Unsecured notes	(2,761)
Total principal amount of investments sold or repaid	$(155,085)
Number of new investment commitments	16
Average new investment commitment	$8,984
Percentage of new investment commitments at floating rates	82.5%
Percentage of new investment commitments at fixed rates	17.5%
Weighted average yield to maturity on purchased or funded investments during the period (1)	9.6%
Weighted average yield to maturity on investments sold or repaid during the period	9.9%

————————————————————

(1)
Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

As of June 30, 2026, we had 354 debt investments in 143 portfolio companies with an aggregate fair value of $2,902.4 million. As of December 31, 2025, we had 316 debt investments in 127 portfolio companies with an aggregate fair value of $2,820.7 million.

As of June 30, 2026 and December 31, 2025, our investments consisted of the following:

($ in thousands)	June 30, 2026			December 31, 2025
Investments:	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value
First Lien Loans	$2,637,491	$2,617,370	88.4%	$2,550,532	$2,549,002	88.4%
Second Lien Loans	141,138	129,726	4.4	141,741	133,093	4.6
Unsecured Notes	155,619	155,317	5.2	135,834	138,583	4.8
Preferred Equity	29,972	31,484	1.1	38,229	40,166	1.4
Common Equity and Warrants	22,399	28,919	1.0	17,133	22,110	0.8
Interest rate swaps	-	(2,124)	(0.1)	-	-	0.0
Total Investments	$2,986,619	$2,960,692	100.0%	$2,883,469	$2,882,954	100.0%

The geographic composition of investments based on fair value as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
U.S.	95.6%	96.6%
Non-U.S.	4.4	3.4
Total	100.0%	100.0%

The industry composition of investments based on fair value as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
Capital Markets	3.8%	4.1%
Consumer Finance	1.8	2.3
Diversified Consumer Services	0.4	0.5
Financial Services	15.1	14.7
Health Care Providers & Services	17.8	17.9
Health Care Technology	2.8	3.0
Insurance	17.7	19.0
IT Services	3.0	3.9
Professional Services	17.5	15.4
Real Estate Management & Development	6.4	5.6
Software	13.0	12.9
Technology Hardware, Storage & Peripherals	0.7	0.7
Total	100.0%	100.0%

The following table presents certain selected information regarding our investment portfolio as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
Investments:
Number of portfolio companies	147	127
Median EBITDA	$146.3 million	$129.6 million
Percentage of performing debt bearing a floating rate	95.9%	96.1%
Percentage of performing debt bearing a fixed rate	4.1%	3.9%
Weighted average yield to maturity on investments(1)	9.7%	9.7%

————————————————————

(1)
Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

The following table presents the maturity schedule of our debt investments based on fair value as of June 30, 2026 and December 31, 2025:

($ in thousands)	June 30, 2026		December 31, 2025
Maturity Year	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
2026	$24,278	0.8%	$48,869	1.7%
2027	120,269	4.1	125,756	4.5
2028	470,968	16.2	626,584	22.3
2029	413,963	14.3	410,123	14.5
2030	565,627	19.5	528,272	18.7
2031	640,118	22.0	599,120	21.2
2032	405,224	14.0	376,869	13.4
2033	174,237	6.0	25,506	0.9
2034	25,079	0.9	17,152	0.6
2035	2,484	0.1	3,914	0.1
2036	11,345	0.4	11,547	0.4
2037	47,152	1.6	46,966	1.7
2038	212	—	—	—
2056	1,457	0.1	—	—
	$2,902,413	100.0%	$2,820,678	100.0%

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

The following table shows the composition of our portfolio investments on the Adviser’s internal performance rating scale:

($ in thousands)	June 30, 2026		December 31, 2025
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$553,971	18.7%	$540,164	18.7%
2	2,155,436	72.8	2,160,900	75.0
3	203,176	6.9	158,374	5.5
4	48,109	1.6	23,516	0.8
5	—	—	—	—
	$2,960,692	100.00%	$2,882,954	100.0%

The following table presents the amortized cost of our performing and non-accrual investments as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,986,619	100.0%	$2,883,469	100.0%
Non-accrual	—	—	—	—
Total	$2,986,619	100.0%	$2,883,469	100.0%

The following table presents the fair value of our performing and non-accrual investments as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
($ in thousands)	Fair Value	Percentage	Fair Value	Percentage
Performing	$2,960,692	100.0%	$2,882,954	100.0%
Non-accrual	—	—	—	—
Total	$2,960,692	100.0%	$2,882,954	100.0%

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

Results of Operations

The following table presents the operating results for the three and six months ended June 30, 2026 and 2025:

($ in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Total investment income	$71,322	$69,475	$142,439	$138,954
Less: total expenses	42,052	40,277	83,307	80,202
Net investment income (loss)	29,270	29,198	59,132	58,752
Total net realized gains (losses)	528	1,023	515	1,342
Total net change in unrealized appreciation (depreciation)	(5,213)	2,891	(24,602)	3,059
Net increase (decrease) in net assets resulting from operations	$24,585	$33,112	$35,045	$63,153

Investment Income

Total investment income consisted of interest income from investments, Payment in Kind interest income, dividend income from investments, interest from cash and cash equivalents and fee income. For the three and six months ended June 30, 2026, total investment income was comprised of the following:

($ in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Interest income from investments	$66,297	$66,080	$132,645	$133,285
Payment in Kind Interest Income	3,891	1,890	7,515	3,102
Dividend income from investments	983	1,411	2,060	2,398
Interest income from cash and cash equivalents	1	—	1	1
Fee income	150	94	218	168
Total investment income	$71,322	$69,475	$142,439	$138,954

For the three months ended June 30, 2026 and 2025, total investment income increased to $71.3 million from $69.5 million primarily due to an increase in the size of our debt portfolio. For the six months ended June 30, 2026 and 2025, total investment income increased to $142.4 million from $139.0 million also primarily due to an increase in the size of our debt portfolio, which at par, increased to $2,971.1 million from $2,635.8 million. For the six months ended June 30, 2026 the weighted average yield on our portfolio decreased to 9.7% from 10.5% for the six months ended June 30, 2025. For the three months ended June 30, 2026 and 2025, the Company recognized payment-in-kind ("PIK") income from investments of $5.0 million and 7.0%, and $2.0 million or 2.9%, respectively. For the six months ended June 30, 2026 and 2025 the Company recognized payment-in-kind ("PIK") income from investments of $9.6 million or 6.7%, and $4.2 million or 3.1% of payment-in-kind ("PIK") income from investments, respectively.

Expenses

Operating expenses for the three and six months ended June 30, 2026 and 2025 were as follows:

($ in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Base management fees	$9,690	$8,661	$19,118	$16,998
Incentive fees	5,165	5,152	10,435	10,368
Interest and credit facility fees	25,461	24,273	50,190	48,373
Offering costs	14	11	26	23
Professional fees	2,000	2,070	4,075	4,220
Directors fees	92	92	184	184
Insurance expenses	23	18	59	36
Professional fees waiver	(393)	—	(780)	—
Total expenses	$42,052	$40,277	$83,307	$80,202

Under the Administration Agreement, we will reimburse the Administrator for all reasonable costs and expenses incurred for services performed for us. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties, and we will reimburse the expenses of these parties incurred directly and/or paid by the Administrator on our behalf. The Administrator can waive any amounts owed to it under the Administration Agreement, at its discretion. For the three and six months ended June 30, 2026, the Administrator waived $393 and $780, respectively, of Sub-Administrator fees which will not be subject to reimbursement by the Company to the Administrator, and is included on the Consolidated Statement of Operations. For the three and six months ended June 30, 2025, the Administrator did not waive any expenses owed to it under the Administration Agreement.

For the three and six months ended June 30, 2026, the Company incurred $0.3 million and $0.6 million, of administrative overhead expenses, respectively. For the three and six months ended June 30, 2025, the Company incurred $0.2 million and $0.4 million, of administrative overhead expenses, respectively. For the three and six months ended June 30, 2026 and 2025, the Administrator has elected not to waive any charges that would have been eligible for reimbursement under the terms of the Administration Agreement.

For the three months ended June 30, 2026 and 2025 total expenses increased to $42.1 million from $40.3 million primarily due to an increase in management fees and an increase in interest and credit facility fees. For the three months ended June 30, 2026 and 2025 management fees increased to $9.7 million from $8.7 million due to an increase in total assets. For the six months ended June 30, 2026 and 2025 total expenses increased to $83.3 million from $80.2 million primarily due to an increase in management fees and an increase in interest and credit facility fees. For the six months ended June 30, 2026 and 2025 management fees increased to $19.1 million from $17.0 million due to an increase in total assets. For the three months ended June 30, 2026, the weighted average daily borrowings and interest rate on our floating rate credit facilities was $1,124.3 million and 5.7% compared to $960.3 million and 6.4% for the three months ended June 30, 2025. For the six months ended June 30, 2026, the weighted average daily borrowings and interest rate on our floating rate credit facilities was $1,108.6 million and 5.7% compared to $941.1 million and 6.7% for the six months ended June 30, 2025.

Income Taxes, Including Excise Taxes

We have elected to be treated as a RIC under Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our Stockholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income, if any, for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our Stockholders, which generally relieve us from corporate-level U.S. federal income taxes and excise tax to the extent of such distributions. See “Item 1. Business—Material U.S. Federal Income Tax Considerations” in our Annual Report on Form 10-K on March 6, 2026.

Net Realized Gains (Losses) and Unrealized Appreciation (Depreciation)

The following table summarizes our net realized gains (losses) and unrealized appreciation (depreciation) for the three and six months ended June 30, 2026 and 2025:

($ in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net realized gains (losses) and unrealized appreciation (depreciation)
Total net realized gains (losses)	$528	$1,023	$515	$1,342
Total net change in unrealized appreciation (depreciation) on investments	(3,583)	2,891	(23,289)	3,059
Net change in unrealized appreciation (depreciation) from interest rate swaps	(2,196)	—	(2,124)	—
Total net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	566	—	811	—

Net realized gains (losses) and unrealized appreciation (depreciation)	$(4,685)	$3,914	$(24,087)	$4,401

The Adviser determines the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation.

During the three and six months ended June 30, 2026, we had net change in unrealized appreciation (depreciation) on our investment portfolio of $5.2 million, and $24.6 million, driven primarily by a decrease in mark to market prices of our debt investments. During the three and six months ended June 30, 2026, we had net change in unrealized appreciation (depreciation) from interest swaps of $(2.2) million and $(2.1) million, respectively, driven by fluctuations arising from our interest rate swaps. We did not record any unrealized appreciation (depreciation) from interest swaps for the three and six months ended June 30, 2025. During the three and six months ended June 30, 2026, we had net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies of $0.6 million and $0.8 million driven by fluctuations arising from the translation of foreign currency borrowings during the quarter. We did not record any unrealized appreciation or depreciation on translation of assets and liabilities in foreign currency for the three and six months ended June 30, 2025.

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

Equity

For the six months ended June 30, 2026 and 2025, we completed the following issuances of Common Stock:

($ in thousands) Common Share Issuance Date	Number of Common Shares Issued	Net Proceeds
June 30, 2026(1)	336,457	6,555
April 1, 2026	495	10
March 31, 2026	1,267,768	24,992
March 31, 2026(1)	372,250	7,338
June 30, 2025(1)	335,985	6,666
March 31, 2025(1)	352,159	6,983
March 31, 2025	88,251	1,750

————————————————————

(1)
Shares were issued to Stockholders participating in our DRIP.

The issuances of Common Stock were made at a price at least equal to the current net asset value, with such calculation to be carried out consistent with our Valuation Policy. We had 71,049,058 shares outstanding as of June 30, 2026 and 69,072,088 shares outstanding as of December 31, 2025. Except with respect to shares of Common Stock issued under the DRIP, sales of Common Stock were made pursuant to subscription agreements entered into by us and our investors. Each of the sales of Common Stock is exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten business days’ prior notice to the funding date. As of June 30, 2026, we had received capital commitments totaling $1,514.7 million, of which $226.6 million remains unfunded. As of December 31, 2025, we had received capital commitments totaling $1,514.7 million, of which, $251.6 million remained unfunded.

Debt

Financing Facilities

The following tables show our outstanding debt, collectively referred to as the "Financing Facilities," as of June 30, 2026 and December 31, 2025:

	June 30, 2026
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value (2)
Revolving Credit Facility (3)	850,000	691,066	158,934	685,611
Secured Credit Facility	300,000	284,500	15,500	282,608
2029 Notes	200,000	200,000	—	198,314
Senior Notes	300,000	300,000	—	297,288
Truist Facility	250,000	173,000	77,000	170,701
Total	$1,900,000	$1,648,566	$251,434	$1,634,522

	December 31, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value (2)
Capital Call Facility	$65,000	$31,500	$33,500	$31,435
Revolving Credit Facility (3)	850,000	803,524	46,476	797,166
Secured Credit Facility	300,000	223,500	76,500	221,372
2029 Notes	200,000	200,000	—	198,133
Senior Notes	300,000	300,000	—	296,879
Total	$1,715,000	$1,558,524	$156,476	$1,544,985

(1)
The amount available may be subject to limitations related to the borrowing base under the Financing Facilities, outstanding letters of credit issued and asset coverage requirements.
(2)
As of June 30, 2026 and December 31, 2025, all of our outstanding debt was categorized as Level 3 within the fair value hierarchy.
(3)
As of June 30, 2026 and December 31, 2025, the Company recorded $811 and $(20), respectively, of unrealized translation gain/(loss) on borrowings denominated in foreign currency.

Capital Call Facility - On December 29, 2020, we entered into the Capital Call Facility (as defined in Note 7. Borrowings of the consolidated financial statements). At our option, the Capital Call Facility accrued interest at a rate per annum based on (i) daily simple SOFR plus an applicable margin of 2.35% or (ii) the greatest of (1) the prime rate or (2) the federal funds effective rate plus 0.5% plus an applicable margin of 1.35%. As of December 31, 2025, unamortized financing costs of $0.1 million were being deferred and amortized over the remaining term of the Capital Call Facility. As of June 30, 2026 and December 31, 2025, we had an outstanding balance of $0 and $31.5 million, respectively, on the Capital Call Facility. The Capital Call Facility is presented on the Consolidated Statements of Assets and Liabilities totaling $31.4 million as of December 31, 2025. The Capital Call Facility matured and was fully repaid on April 16, 2026.

Revolving Credit Facility - On June 28, 2021, SPCC Funding I LLC (the “SPV I”), a wholly-owned financing subsidiary of us, entered into the Revolving Credit Facility (as defined in Note 7. Borrowings of the consolidated financial statements), which as of June 30, 2026, allowed SPV I to borrow up to $850.0 million. As of June 30, 2026, advances under the Revolving Credit Facility bear interest at a per annum rate equal to: (a) for advances denominated in USD, Term SOFR, (b) for advances denominated in CAD, three-month term rate based on CORRA, (c) for advances denominated in GBP, the daily simple Sterling Overnight Index Average for each day, (d) for advances denominated in AUD, the three-month average bid reference rate administered by the Australian Financial Markets Association for Australian dollar bills, and (e) for advances denominated in Euros, the three-month Euro interbank offered rate, in each case, in effect, plus the applicable margin of 2.00% per annum (or, for advances denominated in GBP, 2.1193% per annum). SPV I has paid and will pay, as applicable, commitment fees set forth in the Revolving Credit Facility, on the average daily unused amount of the financing commitments, which as of June 30, 2026 is 0.60% per annum. As of June 30, 2026 and December 31, 2025, unamortized financing costs of $5.5 million and $6.4 million, respectively, are being deferred and amortized over the remaining term of the Revolving Credit Facility. As of June 30, 2026 and December 31, 2025, the Revolving Credit Facility had an outstanding balance of $691.1 million and $803.5 million, respectively. The Revolving Credit Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $685.6 million as of June 30, 2026 and $797.2 million as of December 31, 2025.

Secured Credit Facility - On August 14, 2023, SPCC Funding II LLC (the “SPV II”), a wholly-owned financing subsidiary of us, entered into the Secured Credit Facility (as defined in Note 7. Borrowings of the consolidated financial statements), which, as of June 30, 2026, allowed SPV II to borrow up to $250.0 million under an asset-based revolving loan facility and up to $50 million under an asset-based revolving loan facility, each of which has its own borrowing base. The Secured Credit Facility will mature on March 3, 2030, unless terminated earlier as provided. SPV II may draw and redraw loans under the Secured Credit Facility during a commitment period ending on March 3, 2028, unless the commitments are terminated earlier. Loans drawn under the Secured Credit Facility will bear interest at Term SOFR plus 2.00% per annum and, in the case of loans drawn in euros or British pound sterling, an additional currency benchmark adjustment will apply. As of June 30, 2026, and December 31, 2025, unamortized financing costs of $1.9 million and $2.1 million, respectively, are being deferred and amortized over the remaining term of the Secured Credit Facility. As of June 30, 2026, and December 31, 2025, the Secured Credit Facility had an outstanding balance of $284.5 million and $223.5 million, respectively. The Secured Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $282.6 million as of June 30, 2026 and $221.4 million as of December 31, 2025.

2029 Notes - On September 17, 2024, we entered into the September 2024 NPA (as defined in Note 7. Borrowings of the consolidated financial statements) governing the issuance of $200.0 million in aggregate principal amount of senior unsecured notes due September 15, 2029 (the “2029 Notes”). The 2029 Notes have a fixed interest rate of 6.70% per year, subject to a step up of (1) 1.00% per year, to the extent and for so long as the 2029 Notes fail to satisfy certain investment grade conditions and/or (2) 1.50% per year, to the extent and for so long as either the ratio of the Company’s secured debt to total assets exceeds specified thresholds, measured as of each fiscal quarter-end, or the Company fails to deliver the required quarterly or annual financial statements and related certificates when due. The 2029 Notes will mature on September 15, 2029, unless redeemed, purchased or repaid prior to such date by us in accordance with the terms of the 2029 Notes. As of June 30, 2026 and December 31, 2025, unamortized debt issuance costs of $1.7 million and $1.9 million, respectively, are being deferred and amortized over the remaining term of the 2029 Notes. As of both June 30, 2026 and December 31, 2025, the 2029 Notes had an outstanding balance of $200.0 million. The 2029 Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $198.3 million as of June 30, 2026 and $198.1 million as of December 31, 2025.

Senior Notes - On March 21, 2025, the Company entered into the March 2025 NPA (as defined in Note 7. Borrowings of the consolidated financial statements) governing the issuance of (i) $60.0 million in aggregate principal amount of senior unsecured notes due May 15, 2028 (the “2028 Notes”) and (ii) $240.0 million in aggregate principal amount of senior unsecured notes due May 15, 2030 (the “2030 Notes” and together with the 2028 Notes, the “Senior Notes”). The 2028 Notes will mature on May 15, 2028 and the 2030 Notes will mature on May 15, 2030, in each case, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the March 2025 NPA. As of June 30, 2026 and December 31, 2025 the carrying amount of the Company’s borrowings under the Senior Notes approximated its fair value. As of June 30, 2026 and December 31, 2025, unamortized debt issuance costs of $2.7 million and $3.1 million, respectively, are being deferred and amortized over the remaining term of the Senior Notes. As of June 30, 2026 and December 31, 2025 the Senior Notes had an outstanding balance of $300.0 million and $300.0 million. The Senior Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $297.3 million as of June 30, 2026 and $296.9 million as of December 31, 2025.

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

Truist Facility - On March 23, 2026, the Company entered into a Senior Secured Revolving Credit Agreement (the “Truist Credit Agreement”) (as defined in Note 7. Borrowings of the consolidated financial statements). The aggregate initial principal amount of the Truist Facility is $250.0 million, which may be increased up to $450.0 million through the exercise of an accordion feature, subject to certain conditions. The revolving period under the Truist Facility will terminate on the earlier of March 22, 2030 and the occurrence of a Trigger Event (which is defined in the Truist Credit Agreement in relation to the consummation of an initial public offering of the Company’s common stock) and the Truist Facility will mature on March 21, 2031, unless earlier terminated in accordance with the terms of the Truist Credit Agreement. As of June 30, 2026 the carrying amount of the Company’s borrowings under the Truist Facility approximated its fair value. As of June 30, 2026, unamortized debt issuance costs of $2.3 million, are being deferred and amortized over the remaining term of the Senior Secured Revolving Credit Facility. As of June 30, 2026 the Truist Facility had an outstanding balance of $173.0 million. As of June 30, 2026, the Truist Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $170.7 million.

Liquidity

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of June 30, 2026 and December 31, 2025:

	As of
($ in thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$53,997	$56,376
Unused borrowing capacity (1)	251,434	243,000
Unfunded portfolio company commitments	(511,427)	(525,553)
Undrawn capital commitments	226,595	251,596
Total operational liquidity	$20,599	$25,419

(1)
Unused borrowing capacity was adjusted as of December 31, 2025 to remove the maximum borrowing capacity under the Capital Call Facility given the Capital Call Facility would need to be repaid in full if we were to draw the remaining capital commitments. The unused borrowing capacity as of June 30, 2026 was not adjusted as the Capital Call Facility matured on April 16, 2026 and was fully repaid.
(2)
We expect to maintain sufficient liquidity in the form of cash, financing capacity, liquid investments, and undrawn capital commitments from our investors to cover any outstanding unfunded portfolio company commitments we may be required to fund.

Distributions

For the three and six months ended June 30, 2026 and 2025, we declared the following distributions:

($ in thousands, except share information) Record Date	Payment Date	Distribution Rate per Share	Annualized Distribution Yield (1)	Distribution Paid
June 29, 2026	June 30, 2026	$0.430	8.8%	$30,406
March 30, 2026	March 31, 2026	$0.460	9.4%	$31,773
June 27, 2025	June 30, 2025	$0.470	9.5%	$29,842
March 27, 2025	March 31, 2025	$0.490	10.0%	$30,896

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

Unfunded Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of June 30, 2026 and December 31, 2025, the Company had unfunded portfolio company commitments under loan and financing agreements in the amount of $511.4 million and $525.5 million, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

Contractual Obligations

Our payment obligations for repayment of debt, which total our contractual obligations on June 30, 2026, include the following:

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Revolving Credit Facility	850,000	—	—	850,000	—
Secured Credit Facility	300,000	—	—	300,000	—
2029 Notes	200,000	—	—	200,000	—
Senior Notes	300,000	—	60,000	240,000	—
Truist Facility	250,000	—	—	250,000	—
Total Contractual Obligations	$1,900,000	$—	$60,000	$1,840,000	$—

Hedging

In connection with certain portfolio investments, we may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while we can benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors could result in a poorer overall performance for us than if we had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions for either of the three months ended June 30, 2026 and 2025.

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

As of June 30, 2026, 95.9% of our debt investments based on fair value were at floating rates. Our credit facilities, including our Revolving Credit Facility, Secured Credit Facility and Truist Facility also bear interest at floating rates.

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2026, the following table shows the approximate annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors and assuming no changes in our investment portfolio and borrowing structure):

	Change in
Basis point change	Interest Income (1)	Interest Expense	Net Investment Income (Loss)
300	$77,588	$(34,457)	$43,131
200	51,725	(22,971)	28,754
100	25,863	(11,486)	14,377
(100)	(25,863)	11,486	(14,377)
(200)	(51,725)	22,971	(28,754)
(300)	(77,588)	34,457	(43,131)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026 (the end of the period covered by this report), our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) of the Exchange Act). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation[1]

3.2	Amended and Restated Bylaws[2]

10.1

Senior Secured Revolving Credit Agreement among Stone Point Credit Corporation, as Borrower, Truist Securities, Inc., BofA Securities, Inc., Wells Fargo Securities, LLC, Capital One, National Association, Goldman Sachs Bank USA and JPMorgan Chase Bank N.A., as Joint Book Runners and Joint Lead Arrangers, the Lenders and Issuing Banks party thereto and Truist Bank, as Administrative Agent, dated March 23, 2026. [3]

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

Stone Point Credit Corporation

Date:	August 14, 2026	By:	/s/ Scott J. Bronner
Name: Scott J. Bronner
Title: Principal Executive Officer

Date:	August 14, 2026	By:	/s/ Steven P. Henke
Name: Steven P. Henke
Title: Principal Financial Officer