Form 10-Q
period 2026-09-30
Stone Point Credit Corp
filed 2026-11-12
CIK 1825384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________
FORM 10-Q
_________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 814-01375
_________________________________________________________________________
Stone Point Credit Corporation
(Exact name of registrant as specified in its charter)
_________________________________________________________________________
Delaware
(State of Incorporation)
20 Horseneck Lane
Greenwich, Connecticut 06830
(Address of principal executive offices)
85-3149929
(I.R.S. Employer Identification No.)
(203) 862-2900
(Registrant’s telephone number, including area code)
_________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
(Title of class)
_________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   Yes  ☐    No  ☒
The issuer had 71,392,436 shares of Common Stock, $0.001 par value per share, outstanding as of November 12, 2026.

Stone Point Credit Corporation
Form 10‑Q for the Quarter Ended September 30, 2026

Part I. Financial Information
Item 1. Consolidated Financial Statements

Stone Point Credit Corporation
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets:
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $3,056,286 and $2,878,151, respectively)	$3,031,411	$2,877,134
Controlled/affiliated investments (amortized cost of $12,272 and $5,318, respectively)	13,108	5,820
Total Investments, at fair value (amortized cost of $3,068,558 and $2,883,469, respectively)	3,044,519	2,882,954
Cash and cash equivalents (restricted cash of $6,870 and $0, respectively) (Note 2)	65,960	56,376
Non-controlled/non-affiliated investments interest receivable	23,600	22,330
Non-controlled/non-affiliated investments dividends receivable	198	187
Unsettled trades receivable	—	141
Paydown receivable	978	1,016
Deferred offering expenses	25	27
Prepaid expenses and other assets	8	16
Total assets	$3,135,288	$2,963,047

Liabilities:
Revolving credit facilities payable (net of deferred financing costs of $9,014 and $8,551, respectively) (Note 7)	$1,199,502	$1,049,973
Notes payable (net of debt issuance costs of $4,039 and $4,988, respectively) (Note 7)	495,961	495,012
Unsettled trades payable	7,512	14,102
Base management fees payable (Note 3)	9,938	9,201
Derivative liabilities (Note 6)	6,948	—
Incentive fees payable (Note 3)	5,360	5,176
Accounts payable and accrued expenses	3,017	2,743
Interest and financing fees payable	24,573	17,458
Total liabilities	$1,752,811	$1,593,665

Commitments and contingencies (Note 5)	$—	$—
Net Assets:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2026 and December 31, 2025	$—	$—
Common stock, $0.001 par value, 250,000,000 shares authorized, 71,392,436 and 69,072,088 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	71	69
Paid in capital in excess of par	1,416,067	1,370,492
Distributable earnings (accumulated losses)	(33,661)	(1,179)
Total net assets	1,382,477	1,369,382
Total liabilities and net assets	$3,135,288	$2,963,047
Net asset value per share of Common Stock	$19.36	$19.83
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30, 2026 (Unaudited)	Three Months Ended September 30, 2025 (Unaudited)	Nine Months Ended September 30, 2026 (Unaudited)	Nine Months Ended September 30, 2025 (Unaudited)
Investment income:
Interest income from non-controlled/non-affiliated investments	$67,996	$69,355	$200,641	$202,640
Payment-in-Kind interest income from non-controlled/non-affiliated investments	4,411	2,412	11,926	5,514
Dividend income from non-controlled/non-affiliated investments	1,001	1,494	3,061	3,892
Interest income from cash and cash equivalents	1	1	2	2
Total interest and dividend income	73,409	73,262	215,630	212,048

Fee income	469	390	687	558
Total fee income	469	390	687	558
Total investment income	$73,878	$73,652	$216,317	$212,606

Operating expenses:
Base management fees (Note 3)	$9,937	$8,844	$29,055	$25,842
Incentive fees (Note 3)	5,360	5,683	15,795	16,051
Interest and financing fees (Note 7)	26,139	24,750	76,329	73,123
Offering costs (Note 4)	13	12	39	35
Professional fees	2,116	2,063	6,191	6,283
Directors fees	92	92	276	276
Insurance expense	24	19	83	55
Operating expenses before fee waivers	43,681	41,463	127,768	121,665
Professional fees waivers	—	—	(780)	—
Total expenses, net of fee waiver	43,681	41,463	126,988	121,665
Net investment income (loss)	$30,197	$32,189	$89,329	$90,941
Net realized gains (losses) and change in unrealized appreciation (depreciation):
Net realized gains (losses):
Non-controlled/non-affiliated investments	$20	$909	$548	$2,251
Foreign currency transactions	(65)	8	(35)	8
Interest Rate Swaps	—	—	(43)	—
Total net realized gains (losses)	$(45)	$917	$470	$2,259
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$(289)	$(1,403)	$(23,879)	$1,656
Controlled/affiliated investments	32	343	333	343
Net change in unrealized appreciation (depreciation) from interest rate swaps	(4,824)	—	(6,948)	—
Translation of assets and liabilities in foreign currencies	129	(17)	940	(17)
Total net change in unrealized appreciation (depreciation)	$(4,952)	$(1,077)	$(29,554)	$1,982
Net increase (decrease) in net assets resulting from operations	$25,200	$32,029	$60,245	$95,182

Per share information - basic and diluted:
Net investment income (loss)	$0.42	$0.50	$1.27	$1.43
Net increase (decrease) in net assets resulting from operations	$0.35	$0.50	$0.86	$1.50
Weighted average shares outstanding	71,052,790	63,854,680	70,293,655	63,471,945
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except shares and per share amounts)

	Three Months Ended September 30, 2026 (Unaudited)	Three Months Ended September 30, 2025 (Unaudited)	Nine Months Ended September 30, 2026 (Unaudited)	Nine Months Ended September 30, 2025 (Unaudited)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$30,197	$32,189	$89,329	$90,941
Total net realized gains (losses)	(45)	917	470	2,259
Total net change in unrealized appreciation (depreciation)	(4,952)	(1,077)	(29,554)	1,982
Net increase (decrease) in net assets resulting from operations	25,200	32,029	60,245	95,182

Decrease in net assets resulting from Stockholder distributions:
Shares distributed pursuant to dividend reinvestment plan	(6,685)	(9,511)	(20,578)	(23,160)
Distributions to Stockholders from earnings	(23,866)	(20,809)	(72,152)	(67,898)
Net decrease in net assets resulting from Stockholder distributions	(30,551)	(30,320)	(92,730)	(91,058)

Increase in net assets resulting from capital share transactions:
Issuance of Common Stock pursuant to dividend reinvestment plan	6,685	9,511	20,578	23,160
Issuance of shares of Common Stock	—	35,000	25,002	36,750
Net increase in net assets resulting from capital share transactions	6,685	44,511	45,580	59,910

Total increase in net assets	1,334	46,220	13,095	64,034
Net assets, beginning of period	1,381,143	1,269,311	1,369,382	1,251,497
Net assets, end of period	$1,382,477	$1,315,531	$1,382,477	$1,315,531
Net asset value per share	$19.36	$19.91	$19.36	$19.91
Common Stock shares outstanding at the end of the period	71,392,436	66,064,391	71,392,436	66,064,391
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30, 2026 (Unaudited)	Nine Months Ended September 30, 2025 (Unaudited)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$60,245	$95,182
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation on investments	23,546	(1,999)
Net change in unrealized (appreciation) depreciation on interest rate swaps	6,948	—
Net change in unrealized (appreciation) depreciation on translation of assets in foreign currencies	(940)	17
Net realized (gains) losses on investments	(548)	(2,251)
Net realized (gains) losses on foreign currency transactions	35	—
Net realized (gains) losses on interest rate swaps	43	—
Net amortization and accretion of premiums and discounts	(8,152)	(11,890)
Purchases of investments	(604,852)	(824,356)
Payment-in-kind interest capitalized	(14,890)	-
Sales and repayments of investments, net	443,351	659,384
Amortization of deferred financing costs	2,104	2,152
Amortization of debt issuance costs	1,064	1,119
Changes in operating assets and liabilities:
Non-controlled/non-affiliated investments interest receivable	(1,270)	990
Non-controlled/non-affiliated investments dividends receivable	(11)	—
Unsettled trades receivable	141	14,284
Paydown receivable	38	1,731
Deferred offering expenses	(39)	(37)
Prepaid expenses and other assets	8	60
Base management fees payable	737	831
Incentive fees payable	184	5,684
Accounts payable and accrued expenses	274	757
Interest and financing fees payable	7,115	7,532
Unsettled trades payable	(6,590)	25,093
Net cash used in operating activities	(91,459)	(25,717)

Cash flows from financing activities:
Borrowings under revolving credit facilities	590,375	561,504
Payments on revolving credit facilities	(439,500)	(486,500)
Borrowings of Notes	—	300,000
Repayments of Notes	—	(225,000)
Deferred financing costs	(2,567)	—
Debt issuance costs	(115)	(3,737)
Distributions paid in cash	(72,152)	(67,898)
Proceeds from issuance of shares of Common Stock	25,002	36,750
Net cash provided by financing activities	101,043	115,119

Net increase (decrease) in cash and cash equivalents	9,584	89,402
Cash and cash equivalents, beginning of period	56,376	51,760
Cash and cash equivalents, end of period	$65,960	$141,162

Supplemental and Non-Cash Information
Cash paid during the period for interest	$66,049	$62,320
Reinvestment of distributions pursuant to dividend reinvestment plan during the period	$20,578	$23,160
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Corporation
Consolidated Schedule of Investments
As of September 30, 2026 (Unaudited)
(in thousands)

Portfolio Company 1 2 3 4	Type of Investment	Reference Rate and Floor				Footnotes	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Non-Controlled/Non-Affiliated Investments
Debt Investments - 214.7%
Capital Markets
Cliffwater LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.40%	4/22/2032	43,374	$42,905	$43,009	3.1%
Cliffwater LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(10)	8.40%	4/22/2032	—	(59)	(50)	0.0%
Wharf Street Ratings Acquisition LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.40%	9/16/2032	59,160	58,656	59,160	4.3%
Wharf Street Ratings Acquisition LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(10)	8.40%	9/16/2027	—	(28)	—	0.0%
Wharf Street Ratings Acquisition LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(10)	8.40%	9/16/2032	—	(58)	—	0.0%
Total Capital Markets										101,416	102,119

Construction & Engineering
Livewire Acquisition, Inc.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.82%	12/31/2032	7,117	7,046	7,045	0.5%
Livewire Acquisition, Inc.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(10)	8.82%	12/31/2032	—	(24)	(24)	0.0%
Total Construction & Engineering										7,022	7,021

Consumer Finance
ACM ASOF VIII LCLUB LLC	First Lien Term Loan	N/A					13.00%	6/30/2030	3,597	3,584	3,661	0.3%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	N/A				(11)(13)	0.00%	9/15/2035	4	556	562	0.0%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	N/A				(11)(13)	0.00%	11/15/2035	4	579	636	0.0%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	N/A				(11)(13)	0.00%	1/15/2035	2	226	186	0.0%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	N/A				(11)(13)	0.00%	2/21/2035	2	314	235	0.0%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	N/A				(11)(13)	0.00%	3/15/2035	2	171	164	0.0%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	N/A				(11)(13)	0.00%	4/15/2035	2	325	292	0.0%
Equinox Buyer, LLC	First Lien Term Loan	SOFR+	5.25%	1.00%	Floor		9.04%	9/9/2031	34,960	34,528	34,526	2.5%
Equinox Buyer, LLC	First Lien Revolver	SOFR+	5.25%	1.00%	Floor	(10)	9.04%	9/9/2031	—	(59)	(59)	0.0%
Exeter Short Term Funding LLC	First Lien Revolver	SOFR+	5.85%			(10)(13)	9.53%	3/8/2027	9,937	9,818	9,937	0.7%
LendDirect Trust	Second Lien Revolver	N/A				(10)(13)	12.00%	2/28/2030	9,071	9,222	8,975	0.6%
Upgrade, Inc.	First Lien Revolver	SOFR+	4.40%			(10)	8.27%	7/17/2028	778	750	746	0.1%
Total Consumer Finance										60,014	59,861

Diversified Consumer Services
Harbor Purchaser Inc	Second Lien Term Loan	SOFR+	8.50%	0.50%	Floor	(9)	12.40%	4/8/2030	12,500	12,379	6,484	0.5%
Houghton Mifflin Harcourt Company	First Lien Term Loan	SOFR+	5.25%	0.50%	Floor	(9)	9.25%	4/9/2029	4,898	4,841	3,337	0.2%
Total Diversified Consumer Services										17,220	9,821

Financial Services
ALP CFO 2024, L.P.	Unsecured Note	N/A					10.04%	10/15/2036	11,355	11,355	11,355	0.8%
Apex Group Treasury LLC	First Lien Term Loan	SOFR+	3.50%			(9)(13)	7.26%	2/27/2032	17,965	17,098	17,415	1.3%
Ares Global Structured Solutions Rated Notes Feeder LLC	Unsecured Note	N/A				(10)(13)	12.15%	9/30/2038	212	212	212	0.0%
Barings Middle Market CLO Ltd.	Unsecured Note	SOFR+	6.17%				9.84%	4/15/2037	5,475	5,427	5,236	0.4%
Beacon Pointe Harmony, LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.40%	12/29/2028	22,019	21,851	22,019	1.6%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor		8.40%	12/29/2028	10,615	10,546	10,615	0.8%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor		8.40%	12/29/2028	10,487	10,370	10,487	0.8%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor		8.40%	12/29/2028	11,443	11,406	11,443	0.8%
Beacon Pointe Harmony, LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(10)	8.40%	12/29/2027	—	(15)	—	0.0%
Bottomline Technologies, Inc.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.57%	5/14/2029	39,146	38,796	39,146	2.8%
Bottomline Technologies, Inc.	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(10)	8.57%	5/15/2028	—	(21)	—	0.0%
Cerity Partners Equity Holding LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(10)	8.57%	7/28/2031	8,572	8,499	8,557	0.6%

Stone Point Credit Corporation
Consolidated Schedule of Investments
As of September 30, 2026 (Unaudited) (Continued)
(in thousands)

Portfolio Company 1 2 3 4	Type of Investment	Reference Rate and Floor				Footnotes	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Cerity Partners Equity Holding LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(10)	8.40%	7/28/2031	1,048	1,039	1,047	0.1%
Choreo Buyer LLC.	First Lien Term Loan	SOFR+	5.25%	1.00%	Floor		9.32%	2/18/2028	5,060	5,022	5,038	0.4%
Choreo Buyer LLC.	First Lien Delayed Draw Term Loan	SOFR+	5.25%	1.00%	Floor	(10)	9.32%	2/18/2028	11,196	11,104	11,127	0.8%
Churchill Middle Market CLO Ltd.	Unsecured Note	SOFR+	6.85%				10.66%	4/27/2037	1,570	1,570	1,541	0.1%
Coller Evergreen CFO I, L.P.	Unsecured Note	SOFR+	5.25%			(10)(13)	8.98%	10/30/2056	1,753	1,753	1,753	0.1%
Coller Private Equity Backed Notes & Loans II-A L.P.	Unsecured Note	SOFR+	5.20%			(10)(13)	8.93%	4/30/2037	3,523	3,494	3,521	0.3%
Eclipse Buyer, Inc.	First Lien Term Loan	SOFR+	4.25%	0.50%	Floor		7.98%	9/8/2031	12,590	12,502	12,559	0.9%
Eclipse Buyer, Inc.	First Lien Revolver	SOFR+	4.25%	0.50%	Floor	(10)	7.98%	9/8/2031	—	(8)	(3)	0.0%
Flow Traders Holding, LLC	First Lien Term Loan	SOFR+	5.00%				9.07%	10/29/2031	29,389	29,016	29,031	2.1%
Flow Traders Holding, LLC	First Lien Revolver	SOFR+	5.00%			(10)(13)	9.07%	10/29/2031	—	(146)	(141)	0.0%
GC Waves Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.50%			(10)	8.40%	10/4/2030	7,074	7,019	7,045	0.5%
HBWM Intermediate II, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.65%	11/17/2031	3,431	3,419	3,431	0.2%
HBWM Intermediate II, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(10)	8.40%	11/17/2031	1,286	1,273	1,264	0.1%
HBWM Intermediate II, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.65%	11/17/2031	4,118	4,103	4,118	0.3%
HBWM Intermediate II, LLC	First Lien Revolver	SOFR+	4.75%	0.50%	Floor	(10)	8.65%	8/18/2031	389	383	389	0.0%
Ivy Hill Asset Management, L.P.	Unsecured Note	N/A					9.00%	6/29/2028	4,300	4,300	4,315	0.3%
Ivy Hill Middle Market Credit Fund XII Ltd	Unsecured Note	SOFR+	6.25%				9.98%	4/20/2037	4,421	4,421	4,366	0.3%
LendingTree, Inc.	First Lien Term Loan	SOFR+	4.25%			(9)(13)	8.15%	8/21/2030	3,981	3,949	3,936	0.3%
MAI Capital Management Intermediate LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.82%	8/29/2031	5,594	5,559	5,542	0.4%
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.82%	8/29/2031	3,301	3,282	3,271	0.2%
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(10)	8.82%	8/29/2031	2,661	2,637	2,622	0.2%
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(10)	8.82%	12/11/2028	—	(43)	(85)	0.0%
MAI Capital Management Intermediate LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(10)	8.82%	8/29/2031	—	(14)	(22)	0.0%
Ministry Brands Holdings, LLC	First Lien Term Loan	SOFR+	5.50%	0.75%	Floor		9.50%	12/28/2028	16,861	16,803	16,650	1.2%
Ministry Brands Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.50%	1.00%	Floor		9.50%	12/28/2028	1,705	1,704	1,684	0.1%
Ministry Brands Holdings, LLC	First Lien Revolver	SOFR+	5.50%	0.75%	Floor	(10)	9.50%	12/30/2027	—	(4)	(21)	0.0%
Minotaur Acquisition, Inc.	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor		9.07%	5/10/2030	19,940	19,677	19,775	1.4%
Minotaur Acquisition, Inc.	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor		9.07%	5/10/2030	1,448	1,436	1,436	0.1%
Minotaur Acquisition, Inc.	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor		9.07%	5/10/2030	3,384	3,339	3,356	0.2%
Minotaur Acquisition, Inc.	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor		9.07%	5/10/2030	3,153	3,147	3,129	0.2%
Minotaur Acquisition, Inc.	First Lien Revolver	SOFR+	5.00%	1.00%	Floor	(10)	9.07%	5/10/2030	—	(25)	(17)	0.0%
New Mountain Guardian IV Income Rated Feeder II, Ltd.	Unsecured Note	SOFR+	8.40%			(13)	12.45%	4/3/2037	1,000	1,000	1,016	0.1%
New Mountain Guardian IV Income Rated Feeder III, Ltd.	Unsecured Note	SOFR+	7.50%			(13)	11.55%	8/28/2037	8,050	8,050	8,171	0.6%
New Mountain Guardian IV Income Rated Feeder III, Ltd.	Unsecured Note	SOFR+	5.10%			(13)	9.15%	8/28/2037	1,689	1,689	1,717	0.1%
New Mountain Guardian IV Income Rated Feeder III, Ltd.	Unsecured Note	SOFR+	8.02%			(13)	12.07%	8/28/2037	5,885	5,807	5,971	0.4%
Nexus Buyer LLC	Second Lien Term Loan	SOFR+	5.75%			(9)	9.65%	1/30/2032	23,124	22,933	22,662	1.6%
Payscape Buyer, Inc.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.51%	11/1/2027	14,616	14,552	14,584	1.1%
Payscape Buyer, Inc.	First Lien Term Loan	SOFR+	4.75%	1.00%	Floor		8.51%	11/1/2027	1,052	1,049	1,050	0.1%
Payscape Buyer, Inc.	First Lien Revolver	ABR+	3.75%	1.75%	Floor	(10)	10.75%	11/1/2027	131	129	130	0.0%
Payscape Buyer, Inc.	Second Lien Term Loan	SOFR+	8.00%	1.00%	Floor		11.76%	4/28/2028	1,250	1,228	1,247	0.1%
Payscape Buyer, Inc.	Second Lien Term Loan	SOFR+	8.00%	1.00%	Floor		11.76%	4/28/2028	3,461	3,447	3,452	0.2%
Payscape Buyer, Inc.	Second Lien Term Loan	SOFR+	8.00%	1.00%	Floor		11.76%	4/28/2028	245	244	244	0.0%
Payscape Buyer, Inc.	Second Lien Delayed Draw Term Loan	SOFR+	8.00%	1.00%	Floor		11.76%	4/28/2028	539	539	538	0.0%
SRS Acquiom Holdings LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.40%	1/14/2032	11,791	11,688	11,711	0.8%
SRS Acquiom Holdings LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(10)	8.40%	1/14/2032	—	(19)	(15)	0.0%
TA/WEG Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.25%	1.00%	Floor		7.98%	10/2/2028	11,869	11,793	11,829	0.9%
TA/WEG Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.25%	1.00%	Floor		7.98%	10/2/2028	10,801	10,782	10,765	0.8%

Stone Point Credit Corporation
Consolidated Schedule of Investments
As of September 30, 2026 (Unaudited) (Continued)
(in thousands)

Portfolio Company 1 2 3 4	Type of Investment	Reference Rate and Floor				Footnotes	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
TA/WEG Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.25%	1.00%	Floor		7.98%	10/2/2028	4,486	4,478	4,470	0.3%
TA/WEG Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.25%	1.00%	Floor		7.98%	10/2/2028	1,448	1,441	1,443	0.1%
TA/WEG Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.25%	1.00%	Floor		7.98%	10/2/2028	1,451	1,437	1,446	0.1%
TA/WEG Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.25%	1.00%	Floor		7.98%	10/2/2028	12,951	12,912	12,907	0.9%
TA/WEG Holdings, LLC	First Lien Revolver	SOFR+	4.25%	1.00%	Floor	(10)	7.98%	10/2/2028	—	(4)	(6)	0.0%
WEG Sub Intermediate Holdings, LLC	Unsecured Note	N/A					13.00% PIK	5/26/2033	16,963	16,804	16,970	1.2%
Total Financial Services										419,214	420,444

Health Care Providers & Services
Acentra Holdings, LLC	First Lien Term Loan	SOFR+	5.50%	0.50%	Floor		9.57%	12/17/2029	14,591	14,268	14,532	1.1%
Acentra Holdings, LLC	First Lien Term Loan	SOFR+	5.25%	0.50%	Floor		9.32%	12/17/2029	2,824	2,801	2,813	0.2%
Acentra Holdings, LLC	First Lien Revolver	SOFR+	5.50%	0.50%	Floor	(10)	9.57%	12/17/2029	—	(21)	(6)	0.0%
Action Behavior Centers Therapy LLC	First Lien Term Loan	SOFR+	5.25%	0.75%	Floor		9.15%	7/2/2031	30,390	30,051	30,201	2.2%
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	0.75%	Floor		9.15%	7/2/2031	2,745	2,719	2,728	0.2%
Action Behavior Centers Therapy LLC	First Lien Revolver	SOFR+	5.25%	0.75%	Floor	(10)	9.15%	7/2/2031	—	(29)	(17)	0.0%
Belmont Buyer, Inc.	First Lien Term Loan	SOFR+	6.50%	1.00%	Floor		10.53%	6/21/2029	17,859	17,611	17,859	1.3%
Belmont Buyer, Inc.	First Lien Term Loan	SOFR+	5.25%	1.00%	Floor		9.28%	6/21/2029	16,160	16,026	15,907	1.2%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR+	6.50%	1.00%	Floor		10.34%	6/21/2029	4,240	4,172	4,240	0.3%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR+	5.25%	1.00%	Floor		9.29%	6/21/2029	1,928	1,913	1,898	0.1%
Belmont Buyer, Inc.	First Lien Revolver	SOFR+	6.50%	1.00%	Floor	(10)	10.58%	6/21/2029	436	406	436	0.0%
Continental Buyer, Inc.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.65%	4/2/2031	3,430	3,415	3,415	0.2%
Continental Buyer, Inc.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.65%	4/2/2031	28,384	28,070	28,268	2.0%
Continental Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.65%	4/2/2031	3,464	3,451	3,450	0.2%
Continental Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(10)	8.65%	4/2/2031	196	194	193	0.0%
Continental Buyer, Inc.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(10)	8.65%	4/2/2031	—	(37)	(20)	0.0%
CORA Health Holdings Corp.	First Lien Term Loan	SOFR+	5.75%	1.00%	Floor		9.75%	6/15/2027	14,505	14,484	12,843	0.9%
CORA Health Holdings Corp.	First Lien Delayed Draw Term Loan	SOFR+	5.75%	1.00%	Floor		9.75%	6/15/2027	233	232	206	0.0%
Covetrus, Inc.	First Lien Term Loan	SOFR+	5.00%	0.50%	Floor	(9)	9.07%	10/12/2029	8,111	7,869	7,895	0.6%
Headlands Buyer, Inc.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.23%	9/29/2032	28,060	27,819	27,813	2.0%
Headlands Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(10)	8.23%	9/29/2027	—	(49)	(100)	0.0%
Headlands Buyer, Inc.	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(10)	8.23%	9/29/2032	—	(48)	(49)	0.0%
Jerry Erwin Associates, LLC	First Lien Term Loan	SOFR+	6.75%	1.00%	Floor		10.65%	10/15/2030	14,724	14,367	14,319	1.0%
Kwol Acquisition Inc	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		9.07%	12/12/2029	2,361	2,357	2,329	0.2%
Kwol Acquisition Inc	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor		9.07%	12/12/2029	1,963	1,950	1,936	0.1%
Kwol Acquisition Inc	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor		9.07%	12/12/2029	1,387	1,376	1,368	0.1%
Kwol Acquisition Inc	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(10)	9.07%	12/12/2029	—	(3)	(9)	0.0%
MB2 Dental Solutions, LLC	First Lien Term Loan	SOFR+	5.50%	0.75%	Floor		9.40%	2/13/2031	53,433	53,100	53,433	3.9%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.50%	0.75%	Floor		9.40%	2/13/2031	6,526	6,483	6,526	0.5%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.50%	0.75%	Floor		9.40%	2/13/2031	4,576	4,548	4,576	0.3%
MB2 Dental Solutions, LLC	First Lien Revolver	SOFR+	5.50%	0.75%	Floor	(10)	9.40%	2/13/2031	426	412	426	0.0%
MedX Holdings, LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.57%	7/21/2032	23,584	23,389	23,252	1.7%
MedX Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(10)	8.57%	7/21/2032	4,573	4,510	4,435	0.3%
MedX Holdings, LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(10)	8.57%	7/21/2032	—	(38)	(65)	0.0%
MIRRA-PRIMEACCESS Holdings, LLC	First Lien Term Loan	SOFR+	6.50%	1.00%	Floor		10.59%	7/29/2026	23,750	23,750	23,137	1.7%
MIRRA-PRIMEACCESS Holdings, LLC	First Lien Revolver	SOFR+	6.50%	1.00%	Floor	(10)	10.59%	7/29/2026	2,055	2,046	1,984	0.1%
OpCo Borrower, LLC	First Lien Term Loan	SOFR+	5.25%				8.98%	5/8/2030	45,152	45,102	44,845	3.2%
Outcomes Group Holdings Inc	Second Lien Term Loan	N/A					10.00%	3/31/2034	6,828	6,796	6,794	0.5%
RCP Nats Purchaser, LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		9.04%	3/19/2032	40,634	40,216	40,228	2.9%

Stone Point Credit Corporation
Consolidated Schedule of Investments
As of September 30, 2026 (Unaudited) (Continued)
(in thousands)

Portfolio Company 1 2 3 4	Type of Investment	Reference Rate and Floor				Footnotes	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(10)	9.04%	3/19/2032	4,888	4,811	4,807	0.3%
RCP Nats Purchaser, LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(10)	9.04%	3/19/2032	—	(56)	(57)	0.0%
RXB Holdings, Inc.	First Lien Term Loan	SOFR+	5.00%			(9)	8.90%	12/23/2030	10,787	10,607	10,801	0.8%
SpecialtyCare, Inc.	First Lien Term Loan	SOFR+	4.75%				8.57%	12/18/2029	13,652	13,629	13,550	1.0%
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.75%			(10)	8.57%	12/18/2029	123	121	119	0.0%
SpecialtyCare, Inc.	First Lien Revolver	SOFR+	4.75%			(10)	8.57%	12/18/2029	—	—	(8)	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.82%	1/5/2033	16,756	16,681	16,672	1.2%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(10)	8.82%	1/5/2028	—	(11)	(23)	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Revolver	ABR+	3.75%	1.75%	Floor	(10)	10.75%	1/5/2033	404	393	392	0.0%
Superior Biologics Inc	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		10.27%	5/27/2033	21,228	20,925	20,962	1.5%
The Chartis Group, LLC	First Lien Term Loan	SOFR+	4.25%	0.75%	Floor		8.32%	9/17/2031	8,080	8,023	8,040	0.6%
The Chartis Group, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.25%	0.75%	Floor	(10)	8.32%	9/17/2031	616	602	603	0.0%
The Chartis Group, LLC	First Lien Revolver	SOFR+	4.25%	0.75%	Floor	(10)	8.32%	9/17/2031	—	(9)	(6)	0.0%
Trinity Partners Holdings, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.72%	12/31/2030	26,459	26,168	26,459	1.9%
Trinity Partners Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(10)	8.72%	12/31/2030	—	(29)	—	0.0%
TST Intermediate Holdings, LLC	First Lien Term Loan	SOFR+	5.50%	1.00%	Floor		9.42%	11/27/2028	15,607	15,545	15,022	1.1%
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.50%	1.00%	Floor	(10)	9.42%	11/27/2028	6,921	6,886	6,537	0.5%
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.50%	1.00%	Floor	(10)	9.42%	11/27/2028	5,667	5,658	5,361	0.4%
TST Intermediate Holdings, LLC	First Lien Revolver	SOFR+	5.50%	1.00%	Floor	(10)	9.42%	11/27/2028	570	562	536	0.0%
Unified Women's Healthcare, LP	First Lien Term Loan	N/A					10.50%	6/16/2029	11,586	11,586	11,586	0.8%
Unified Women's Healthcare, LP	First Lien Delayed Draw Term Loan	N/A				(10)	10.50%	8/6/2028	—	—	—	0.0%
Total Health Care Providers & Services										547,770	545,372

Health Care Technology
Finthrive Software Intermediate Holdings, Inc.	First Lien Term Loan	SOFR+	5.25%			(9)	9.29%	12/15/2028	1,720	1,697	961	0.1%
Finthrive Software Intermediate Holdings, Inc.	First Lien Term Loan	SOFR+	5.25%			(9)	9.29%	12/15/2028	9,253	9,151	5,172	0.4%
Homecare Software Solutions LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.90%	6/16/2031	12,194	12,115	12,156	0.9%
Homecare Software Solutions LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.90%	6/16/2031	5,201	5,167	5,185	0.4%
Homecare Software Solutions LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor		8.90%	6/16/2031	4,529	4,508	4,515	0.3%
Imagine Acquisitionco, Inc.	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor		8.82%	11/16/2027	27,564	27,485	27,564	2.0%
Imagine Acquisitionco, Inc.	First Lien Revolver	SOFR+	5.00%	1.00%	Floor	(10)	8.82%	11/16/2027	—	(16)	—	0.0%
NextGen Healthcare	First Lien Term Loan	SOFR+	5.25%	0.75%	Floor		8.99%	11/11/2030	9,010	8,931	8,871	0.6%
NextGen Healthcare	First Lien Revolver	SOFR+	5.25%	0.75%	Floor	(10)	8.99%	11/9/2029	—	(7)	(14)	0.0%
Project Ruby Ultimate Parent Corp	Second Lien Term Loan	SOFR+	5.25%	0.75%	Floor		9.27%	3/12/2029	15,000	14,958	15,000	1.1%
Total Health Care Technology										83,989	79,410

Insurance
Alkeme Intermediary Holdings, LLC	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor		9.07%	11/28/2028	8,072	8,026	8,057	0.6%
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor		9.07%	11/28/2028	6,981	6,941	6,967	0.5%
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor		9.07%	11/28/2028	16,207	16,115	16,177	1.2%
AmeriLife Holdings LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.80%	8/31/2029	55,372	54,945	55,095	4.0%
AmeriLife Holdings LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor		8.80%	8/31/2029	7,479	7,459	7,441	0.5%
AmeriLife Holdings LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor		8.80%	8/31/2029	146	145	145	0.0%
AmeriLife Holdings LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(10)	8.80%	8/31/2028	1,418	1,384	1,390	0.1%
Arden Insurance Services LLC	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor		9.07%	11/27/2030	12,940	12,805	12,848	0.9%
Arden Insurance Services LLC	First Lien Revolver	SOFR+	5.00%	1.00%	Floor	(10)	9.07%	11/27/2030	1,449	1,430	1,436	0.1%
ARMStrong Receivable Management	First Lien Term Loan	SOFR+	4.75%	1.00%	Floor		8.92%	10/9/2029	8,640	8,615	8,590	0.6%
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	SOFR+	4.75%	1.00%	Floor		8.61%	10/9/2029	1,200	1,192	1,193	0.1%

Stone Point Credit Corporation
Consolidated Schedule of Investments
As of September 30, 2026 (Unaudited) (Continued)
(in thousands)

Portfolio Company 1 2 3 4	Type of Investment	Reference Rate and Floor				Footnotes	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	SOFR+	4.75%	1.00%	Floor		8.92%	10/9/2029	294	291	292	0.0%
ARMStrong Receivable Management	First Lien Revolver	SOFR+	4.75%	1.00%	Floor	(10)	8.92%	10/9/2029	—	(1)	(2)	0.0%
Babylon Buyer, Inc.	First Lien Term Loan	SOFR+	5.50%	0.75%	Floor		9.40%	3/8/2030	35,700	35,138	35,700	2.6%
Babylon Buyer, Inc.	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.90%	3/8/2030	2,678	2,656	2,655	0.2%
Babylon Buyer, Inc.	First Lien Revolver	SOFR+	5.50%	0.75%	Floor	(10)	9.40%	3/8/2030	—	(21)	—	0.0%
Bellwether Buyer, L.L.C.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.40%	4/15/2032	14,458	14,401	14,399	1.0%
Bellwether Buyer, L.L.C.	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(10)	8.40%	4/15/2032	1,702	1,684	1,671	0.1%
Bellwether Buyer, L.L.C.	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(10)	8.40%	4/15/2032	—	(12)	(12)	0.0%
Captive Resources Midco, LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.40%	7/2/2029	30,153	29,893	30,153	2.2%
Captive Resources Midco, LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(10)	8.40%	7/1/2028	—	(13)	—	0.0%
CFC USA 2025 LLC	First Lien Term Loan	SOFR+	3.50%			(9)	7.23%	7/1/2032	23,039	22,319	22,310	1.6%
Fetch, Inc.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.65%	3/31/2033	25,489	25,263	25,298	1.8%
Fetch, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(10)	8.65%	9/30/2028	—	(39)	(56)	0.0%
Fetch, Inc.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(10)	8.65%	3/31/2033	—	(42)	(36)	0.0%
Foundation Risk Partners, Corp.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.82%	10/29/2030	3,499	3,499	3,485	0.3%
Foundation Risk Partners, Corp.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.82%	10/29/2030	31,980	31,980	31,858	2.3%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.82%	10/29/2030	3,089	3,089	3,078	0.2%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.82%	10/29/2030	15,333	15,333	15,274	1.1%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.82%	10/29/2030	7,341	7,328	7,313	0.5%
Foundation Risk Partners, Corp.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(10)	8.82%	10/29/2029	1,289	1,289	1,276	0.1%
Galway Borrower LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.57%	9/29/2028	33,346	33,172	33,219	2.4%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor		8.57%	9/29/2028	17,511	17,320	17,445	1.3%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor		8.57%	9/29/2028	2,677	2,667	2,667	0.2%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(10)	8.57%	9/29/2028	1,471	1,452	1,439	0.1%
Galway Borrower LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(10)	8.58%	9/29/2028	482	464	471	0.0%
Howden UK Refinance PLC	Unsecured Note	N/A				(9)(13)	8.13%	2/16/2032	2,979	2,841	2,650	0.2%
People Corp Holdco LP	Unsecured Note	N/A				(13)	12.50% PIK	10/28/2030	10,865	11,124	10,674	0.8%
People Corp Holdco LP	Unsecured Note	N/A				(13)	12.50% PIK	10/28/2030	2,786	2,852	2,737	0.2%
Redwood Purchaser, Inc.	First Lien Term Loan	SOFR+	5.50%	0.75%	Floor		9.57%	3/3/2031	20,307	20,120	20,033	1.4%
Redwood Purchaser, Inc.	First Lien Delayed Draw Term Loan	SOFR+	5.50%	0.75%	Floor	(10)	9.57%	3/3/2031	229	217	208	0.0%
Redwood Purchaser, Inc.	First Lien Delayed Draw Term Loan	SOFR+	5.50%	0.75%	Floor	(10)	9.57%	3/3/2027	—	(44)	(144)	0.0%
Redwood Purchaser, Inc.	First Lien Revolver	SOFR+	5.50%	0.75%	Floor	(10)	9.34%	3/3/2031	670	623	602	0.0%
THG Acquisition, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.65%	10/31/2031	25,836	25,648	25,637	1.9%
THG Acquisition, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(10)	8.65%	10/31/2031	4,938	4,899	4,894	0.4%
THG Acquisition, LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(10)	8.65%	10/31/2031	1,119	1,098	1,097	0.1%
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor		9.07%	4/3/2030	11,958	11,915	11,934	0.9%
World Insurance Associates, LLC	First Lien Revolver	SOFR+	5.00%	1.00%	Floor	(10)	9.07%	4/3/2030	—	(2)	(1)	0.0%
Worldwide Insurance Network, LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		9.78%	5/28/2030	23,677	23,460	23,440	1.7%
Worldwide Insurance Network, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor		9.88%	5/28/2030	18,960	18,870	18,771	1.4%
Worldwide Insurance Network, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(10)	9.58%	5/28/2030	13,858	13,739	13,709	1.0%
Total Insurance										505,527	505,477

IT Services
Auctane, Inc.	First Lien Term Loan	SOFR+	5.75%	0.75%	Floor		9.51%	6/1/2033	16,084	15,855	15,964	1.2%
CoreWeave Financing DDTL V LLC	First Lien Delayed Draw Term Loan	SOFR+	5.50%			(9)(10)	9.26%	9/1/2031	978	930	992	0.1%
DCert Buyer, Inc.	Second Lien Term Loan	SOFR+	7.00%			(9)	10.90%	2/19/2029	8,259	8,199	7,111	0.5%
Evergreen Services Group PIK Holdco, LLC	Unsecured Note	N/A					13.75% PIK	4/7/2031	4,918	4,857	4,918	0.4%
Evergreen Services Group PIK Holdco, LLC	Unsecured Note	N/A					13.75% PIK	4/7/2031	8,956	8,853	8,956	0.6%

Stone Point Credit Corporation
Consolidated Schedule of Investments
As of September 30, 2026 (Unaudited) (Continued)
(in thousands)

Portfolio Company 1 2 3 4	Type of Investment	Reference Rate and Floor				Footnotes	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Omega Systems Intermediate Holdings, Inc	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		9.07%	1/15/2031	10,713	10,614	10,293	0.7%
Omega Systems Intermediate Holdings, Inc	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(10)	9.07%	1/15/2031	1,991	1,971	1,743	0.1%
Omega Systems Intermediate Holdings, Inc	First Lien Revolver	ABR+	4.00%	1.75%	Floor	(10)	10.75%	1/15/2031	633	616	559	0.0%
OneSource Virtual, Inc.	First Lien Term Loan	SOFR+	4.50%	0.50%	Floor		8.57%	1/31/2033	8,313	8,275	8,306	0.6%
OneSource Virtual, Inc.	First Lien Revolver	SOFR+	4.50%	0.50%	Floor	(10)	8.57%	1/31/2033	—	(7)	(1)	0.0%
Pico Quantitative Trading LLC	First Lien Term Loan	SOFR+	6.00%	0.75%	Floor		9.75%	7/9/2032	21,588	21,173	21,265	1.5%
Pico Quantitative Trading LLC	First Lien Revolver	SOFR+	6.00%	0.75%	Floor	(10)	9.75%	7/9/2032	4,735	4,608	4,636	0.3%
Redwood Services Group, LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		9.08%	6/15/2029	8,650	8,602	8,650	0.6%
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(10)	8.83%	6/15/2029	733	722	715	0.1%
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor		9.08%	6/15/2029	11,130	11,064	11,130	0.8%
Syntax USA Holding Corporation	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.75%	10/29/2028	532	529	532	0.0%
Syntax USA Holding Corporation	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.75%	10/29/2028	10,268	10,236	10,270	0.7%
Total IT Services										117,097	116,039

Professional Services
Accordion Partners Holdings LLC	Unsecured Note	N/A					12.75% PIK	11/15/2034	19,151	18,906	18,889	1.4%
Accordion Partners LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.98%	11/17/2031	32,396	32,235	32,325	2.3%
Accordion Partners LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.98%	11/17/2031	5,004	4,998	4,993	0.4%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor		8.98%	11/17/2031	7,980	7,934	7,962	0.6%
Accordion Partners LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(10)	8.98%	11/17/2031	—	(18)	(10)	0.0%
ALKU Intermediate Holdings, LLC	First Lien Term Loan	SOFR+	5.50%	0.75%	Floor		9.57%	5/23/2029	396	392	392	0.0%
ALKU Intermediate Holdings, LLC	First Lien Term Loan	SOFR+	6.25%	0.75%	Floor		10.32%	5/23/2029	3,585	3,544	3,585	0.3%
Aprio Advisory Group, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.82%	8/1/2031	19,897	19,745	19,736	1.4%
Aprio Advisory Group, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.82%	8/1/2031	2,729	2,687	2,707	0.2%
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.82%	8/1/2031	13,686	13,470	13,575	1.0%
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(10)	8.82%	8/1/2031	21	20	19	0.0%
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.82%	8/1/2031	8,665	8,608	8,594	0.6%
Aprio Advisory Group, LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(10)	8.82%	8/1/2031	—	(30)	(36)	0.0%
Baker Tilly Advisory Group, LP	First Lien Term Loan	SOFR+	4.25%	0.75%	Floor		8.15%	6/3/2031	8,968	8,896	8,843	0.6%
Baker Tilly Advisory Group, LP	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.65%	6/3/2031	20,515	20,289	20,445	1.5%
Baker Tilly Advisory Group, LP	First Lien Revolver	SOFR+	4.25%	0.75%	Floor	(10)	8.65%	6/3/2030	3,140	3,097	3,128	0.2%
BDO USA, P.C.	First Lien Term Loan	SOFR+	5.00%	2.00%	Floor		8.76%	8/31/2028	13,128	13,009	13,063	0.9%
Beacon Global Strategies LLC	First Lien Term Loan	SOFR+	4.25%	0.75%	Floor		8.85%	4/25/2033	9,567	9,478	9,496	0.7%
Beacon Global Strategies LLC	First Lien Delayed Draw Term Loan	SOFR+	4.25%	0.75%	Floor	(10)	8.85%	4/23/2028	—	(17)	(27)	0.0%
Cherry Bekaert Advisory LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.82%	6/28/2030	2,459	2,439	2,417	0.2%
Cherry Bekaert Advisory LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.82%	6/28/2030	4,244	4,235	4,171	0.3%
Cherry Bekaert Advisory LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.82%	6/28/2030	4,200	4,165	4,128	0.3%
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.82%	6/28/2030	5,526	5,515	5,432	0.4%
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.82%	6/28/2030	2,459	2,439	2,417	0.2%
Crete PA Holdco, LLC	First Lien Term Loan	SOFR+	5.25%	1.00%	Floor		9.01%	11/26/2030	3,045	3,000	2,999	0.2%
Crete PA Holdco, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	1.00%	Floor	(10)	9.01%	9/1/2027	—	(22)	(46)	0.0%
Crete PA Holdco, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	1.00%	Floor	(10)	9.01%	9/1/2028	—	(22)	(46)	0.0%
Crowe Advisory LLC	First Lien Term Loan	SOFR+	5.50%	0.75%	Floor		9.26%	8/8/2033	15,341	15,191	15,188	1.1%
Crowe Advisory LLC	First Lien Delayed Draw Term Loan	SOFR+	5.50%	0.75%	Floor	(10)	9.26%	8/7/2028	—	(15)	(31)	0.0%
Crowe Advisory LLC	First Lien Revolver	SOFR+	5.50%	0.75%	Floor	(10)	9.26%	8/9/2032	—	(15)	(15)	0.0%
Eisner Advisory Group LLC	First Lien Term Loan	SOFR+	4.00%	0.50%	Floor	(9)	7.90%	2/28/2031	2,275	2,209	2,274	0.2%
Explorer Investor, Inc	First Lien Term Loan	SOFR+	8.00%	0.50%	Floor		11.76%	6/28/2029	28,001	27,096	20,786	1.5%
Heights Buyer, LLC	First Lien Term Loan	SOFR+	5.75%	1.00%	Floor		9.61%	8/25/2028	15,323	14,993	15,323	1.1%

Stone Point Credit Corporation
Consolidated Schedule of Investments
As of September 30, 2026 (Unaudited) (Continued)
(in thousands)

Portfolio Company 1 2 3 4	Type of Investment	Reference Rate and Floor				Footnotes	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Heights Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.75%	1.00%	Floor		9.61%	8/25/2028	2,516	2,483	2,516	0.2%
Heights Buyer, LLC	First Lien Revolver	SOFR+	5.75%	1.00%	Floor	(10)	9.61%	8/25/2028	—	(21)	—	0.0%
IG Investments Holdings, LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.82%	9/22/2028	46,259	45,985	46,194	3.3%
IG Investments Holdings, LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(10)	8.82%	9/22/2028	—	(20)	(5)	0.0%
Inizio Group Limited	First Lien Term Loan	SOFR+	4.25%	0.50%	Floor	(9)(13)	8.42%	8/19/2028	1,754	1,720	1,716	0.1%
KRIV Acquisition Inc.	First Lien Term Loan	SOFR+	4.50%	1.00%	Floor		8.57%	7/31/2031	34,116	33,846	33,963	2.5%
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.50%	1.00%	Floor	(10)	8.57%	9/30/2027	—	(2)	(2)	0.0%
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.50%	1.00%	Floor	(10)	8.57%	9/30/2027	—	(49)	(32)	0.0%
KRIV Acquisition Inc.	First Lien Revolver	SOFR+	4.50%	1.00%	Floor	(10)	8.57%	7/31/2031	114	110	112	0.0%
London Buyer, LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		9.07%	6/24/2033	10,244	10,145	10,141	0.7%
London Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(10)	9.07%	6/30/2028	—	(5)	(11)	0.0%
London Buyer, LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(10)	9.07%	6/24/2033	—	(17)	(18)	0.0%
MacKay Sposito, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.25%	0.75%	Floor	(10)	8.00%	4/22/2033	1,772	1,712	1,689	0.1%
MacKay Sposito, LLC	First Lien Revolver	SOFR+	4.25%	0.75%	Floor	(10)	8.00%	4/22/2033	—	(11)	(9)	0.0%
More Cowbell II LLC	First Lien Term Loan	SOFR+	4.25%	0.75%	Floor		7.74%	9/3/2030	27,020	26,642	27,020	2.0%
More Cowbell II LLC	First Lien Delayed Draw Term Loan	SOFR+	4.25%	0.75%	Floor	(10)	7.74%	9/3/2027	—	—	—	0.0%
More Cowbell II LLC	First Lien Revolver	SOFR+	4.25%	0.75%	Floor	(10)	7.74%	9/4/2029	—	—	—	0.0%
OMNIA Partners LLC	Second Lien Term Loan	SOFR+	5.00%				8.84%	5/31/2032	10,000	9,963	10,000	0.7%
P20 Parent, Inc.	First Lien Term Loan	SOFR+	7.50%	1.00%	Floor		11.57%	7/12/2028	43,680	43,359	42,640	3.1%
PAS Parent Inc.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.40%	8/18/2032	9,539	9,464	9,403	0.7%
PAS Parent Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(10)	8.40%	8/18/2028	—	(28)	(96)	0.0%
PAS Parent Inc.	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(10)	8.40%	8/18/2031	—	(4)	(14)	0.0%
Petra Borrower, LLC	First Lien Term Loan	SOFR+	5.75%	1.00%	Floor		9.51%	11/15/2030	15,566	15,315	15,482	1.1%
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.75%	1.00%	Floor		9.79%	11/15/2030	6,073	5,971	6,040	0.4%
Petra Borrower, LLC	First Lien Revolver	ABR+	4.75%	2.00%	Floor	(10)	11.75%	11/15/2029	196	165	183	0.0%
Portage Point Partners, LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.82%	5/2/2033	6,153	6,095	6,107	0.4%
Portage Point Partners, LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(10)	8.82%	5/2/2033	—	(8)	(6)	0.0%
SAM Holding Company, Inc.	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		9.07%	6/30/2033	4,563	4,541	4,546	0.3%
SAM Holding Company, Inc.	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(10)	9.07%	6/30/2028	—	(3)	(4)	0.0%
SAM Holding Company, Inc.	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(10)	9.07%	6/30/2028	—	(22)	(16)	0.0%
TRAK Purchaser, Inc.	First Lien Term Loan	SOFR+	5.75%	1.00%	Floor		9.57%	6/20/2031	30,921	30,557	30,825	2.2%
TRAK Purchaser, Inc.	First Lien Revolver	SOFR+	5.75%	1.00%	Floor	(10)	9.57%	6/20/2031	—	(26)	(7)	0.0%
True Talent Advisory Borrower LLC	First Lien Term Loan	SOFR+	5.25%	1.00%	Floor		9.32%	1/10/2033	16,638	16,340	16,638	1.2%
True Talent Advisory Borrower LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	1.00%	Floor	(10)	9.32%	1/10/2033	776	700	776	0.1%
True Talent Advisory Borrower LLC	First Lien Revolver	SOFR+	5.25%	1.00%	Floor	(10)	9.32%	1/9/2032	—	(71)	—	0.0%
Wasteology Group Transportation, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.50%	11/3/2032	13,016	12,903	12,932	0.9%
Wasteology Group Transportation, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(10)	8.50%	11/3/2027	—	(66)	(99)	0.0%
Wasteology Group Transportation, LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(10)	8.50%	11/3/2032	—	(41)	(31)	0.0%
Total Professional Services										526,073	521,249

Real Estate Management & Development
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR+	6.00% (incl 3.38% PIK)	1.00%	Floor		9.82%	3/15/2030	65,777	65,274	63,600	4.6%
Accuserve Solutions, Inc.	First Lien Revolver	SOFR+	5.25%	1.00%	Floor	(10)	9.14%	3/15/2030	3,714	3,688	3,496	0.3%
Accuserve Solutions, Inc.	First Lien Revolver	SOFR+	5.25%	1.00%	Floor		9.14%	3/15/2030	33	33	32	0.0%
AKAM Buyer, Inc.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.82%	2/27/2032	13,809	13,684	13,705	1.0%
AKAM Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(10)	8.82%	2/27/2032	1,130	1,091	1,074	0.1%

Stone Point Credit Corporation
Consolidated Schedule of Investments
As of September 30, 2026 (Unaudited) (Continued)
(in thousands)

Portfolio Company 1 2 3 4	Type of Investment	Reference Rate and Floor				Footnotes	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
AKAM Buyer, Inc.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(10)	8.82%	2/27/2032	—	(26)	(21)	0.0%
Conservice Midco, LLC	First Lien Term Loan	SOFR+	4.25%	0.75%	Floor		8.32%	2/25/2033	5,886	5,859	5,872	0.4%
Conservice Midco, LLC	First Lien Revolver	SOFR+	4.25%	0.75%	Floor	(10)	8.32%	2/25/2033	—	(4)	(2)	0.0%
Freedom Funding Center LLC	Unsecured Note	N/A				(9)(11)	12.00%	10/1/2037	15,000	15,000	15,188	1.1%
Guardian Restoration Partners Buyers, LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		9.07%	11/3/2031	8,105	8,032	7,947	0.6%
Guardian Restoration Partners Buyers, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor		9.07%	11/3/2031	13,580	13,461	13,315	1.0%
Guardian Restoration Partners Buyers, LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(10)	9.07%	11/3/2031	1,097	1,078	1,057	0.1%
Low Voltage Holdings Inc.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.82%	4/28/2032	4,112	4,087	4,118	0.3%
Low Voltage Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(10)	8.82%	10/28/2027	—	(2)	1	0.0%
Low Voltage Holdings Inc.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(10)	8.51%	4/28/2032	235	231	236	0.0%
Metropolis Technologies, Inc.	First Lien Term Loan	SOFR+	5.25%			(9)	9.01%	11/3/2032	15,880	15,741	15,652	1.1%
Redwood Trust, Inc.	First Lien Revolver	SOFR+	5.00%	2.00%	Floor	(10)(13)	9.07%	9/30/2028	13,202	13,092	13,037	0.9%
Southpaw AP Buyer, LLC	First Lien Term Loan	SOFR+	5.25%	1.00%	Floor		9.22%	3/2/2028	10,482	10,424	10,404	0.8%
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	1.00%	Floor		9.30%	3/2/2028	853	848	847	0.1%
Southpaw AP Buyer, LLC	First Lien Revolver	SOFR+	5.25%	1.00%	Floor	(10)	8.78%	3/2/2028	198	193	191	0.0%
Titan Home Improvement, LLC	First Lien Term Loan	SOFR+	4.75%	1.00%	Floor		8.51%	5/31/2030	24,067	23,773	23,908	1.7%
Titan Home Improvement, LLC	First Lien Revolver	SOFR+	5.00%	1.00%	Floor	(10)	8.81%	5/31/2030	691	644	665	0.0%
Total Real Estate Management & Development										196,201	194,322

Software
Anaplan Inc.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.26%	6/21/2029	20,312	20,312	20,212	1.5%
Anaplan Inc.	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(10)	8.26%	6/21/2028	—	—	(6)	0.0%
Archduke Buyer, Inc.	First Lien Term Loan	SOFR+	5.50%	0.50%	Floor		9.33%	12/3/2032	8,470	8,395	8,322	0.6%
Archduke Buyer, Inc.	First Lien Revolver	SOFR+	5.50%	0.50%	Floor	(10)	9.33%	12/3/2032	—	(8)	(15)	0.0%
Boxer Parent Company Inc.	First Lien Term Loan	SOFR+	2.75%			(9)	6.51%	7/30/2031	1,263	1,188	1,196	0.1%
Cardinal Parent, Inc.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.24%	11/12/2027	2,946	2,893	2,651	0.2%
Diligent Corporation	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.76%	8/2/2030	45,568	45,153	44,784	3.2%
Diligent Corporation	First Lien Term Loan	SOFR+	8.42% PIK	0.75%	Floor		12.18% PIK	8/2/2030	8,058	7,987	7,920	0.6%
Diligent Corporation	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(10)	8.76%	8/2/2030	3,118	3,091	3,015	0.2%
Flexera Software LLC	First Lien Term Loan	EURIBOR+	4.75%	0.50%	Floor		7.23%	8/16/2032	2,836	3,311	3,131	0.2%
Flexera Software LLC	First Lien Term Loan	SOFR+	4.50%	0.50%	Floor		8.23%	8/16/2032	4,781	4,771	4,662	0.3%
Flexera Software LLC	First Lien Revolver	SOFR+	4.50%	0.50%	Floor	(10)	8.23%	8/16/2032	—	(2)	(26)	0.0%
Fullsteam Holdco, L.P.	Unsecured Note	N/A					13.00% PIK	8/9/2032	20,292	20,073	19,750	1.4%
Fullsteam Operations LLC	First Lien Term Loan	SOFR+	5.25%	0.75%	Floor		9.01%	8/8/2031	27,500	27,278	27,005	2.0%
Fullsteam Operations LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	0.75%	Floor	(10)	9.02%	8/8/2031	1,664	1,619	1,499	0.1%
Fullsteam Operations LLC	First Lien Revolver	SOFR+	5.25%	0.75%	Floor	(10)	9.01%	8/8/2031	—	(27)	(60)	0.0%
Global AI Inc	First Lien Term Loan	SOFR+	6.50%			(9)	10.40%	6/16/2031	7,100	6,958	7,073	0.5%
GovDelivery Holdings, LLC	First Lien Term Loan	SOFR+	5.75% (incl 2.25% PIK)	0.75%	Floor		9.57%	1/17/2031	16,023	15,930	16,023	1.2%
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25% (incl 2.25% PIK)	0.75%	Floor		9.07%	1/17/2031	2,373	2,360	2,373	0.2%
GovDelivery Holdings, LLC	First Lien Revolver	ABR+	4.25%	0.75%	Floor	(10)	11.25%	1/17/2031	—	(13)	—	0.0%
GS Acquisitionco, Inc.	First Lien Term Loan	SOFR+	5.25%	1.00%	Floor		9.32%	5/25/2028	38,525	38,483	34,577	2.5%
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	SOFR+	5.25%	1.00%	Floor		9.32%	5/25/2028	524	523	470	0.0%
GS Acquisitionco, Inc.	First Lien Revolver	SOFR+	5.25%	1.00%	Floor	(10)	9.32%	5/25/2028	1,079	1,077	969	0.1%

Stone Point Credit Corporation
Consolidated Schedule of Investments
As of September 30, 2026 (Unaudited) (Continued)
(in thousands)

Portfolio Company 1 2 3 4	Type of Investment	Reference Rate and Floor				Footnotes	Interest Rate [5]	Maturity [6]	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Helpsystems Holdings, Inc.	Second Lien Term Loan	SOFR+	9.00% PIK	2.00%	Floor		12.86%	5/19/2029	10,899	10,767	8,094	0.6%
Hyland Software, Inc	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.82%	9/19/2030	24,605	24,374	24,354	1.8%
Hyland Software, Inc	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(10)	8.82%	9/19/2029	—	(9)	(12)	0.0%
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor		8.26%	7/23/2031	1,872	1,863	1,867	0.1%
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor		8.26%	7/23/2031	2,102	2,087	2,096	0.2%
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(10)	8.26%	6/27/2027	—	(7)	(8)	0.0%
Kona Buyer, LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(10)	8.26%	7/23/2031	38	36	37	0.0%
Mandolin Technology Intermediate Holdings, Inc.	Second Lien Term Loan	SOFR+	6.50% PIK	1.00%	Floor		10.41%	7/30/2029	19,298	19,219	15,853	1.1%
Modena Buyer LLC	First Lien Term Loan	SOFR+	4.25%			(9)	8.07%	7/1/2031	2,258	2,107	2,190	0.2%
MRI Software LLC	First Lien Term Loan	SOFR+	4.75%	1.00%	Floor		8.82%	2/10/2028	4,996	4,993	4,973	0.4%
MRI Software LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	1.00%	Floor	(10)	8.82%	2/10/2028	11,780	11,733	11,706	0.8%
MRI Software LLC	First Lien Revolver	SOFR+	4.75%	1.00%	Floor	(10)	8.82%	2/10/2028	633	626	621	0.0%
oneZero Financial Systems, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.50%	10/7/2031	26,519	26,332	26,185	1.9%
oneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(10)	8.50%	10/7/2031	1,868	1,846	1,808	0.1%
oneZero Financial Systems, LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(10)	8.50%	10/7/2031	—	(24)	(43)	0.0%
Orion Advisor Solutions, Inc.	Second Lien Term Loan	SOFR+	5.75%	1.00%	Floor		9.50%	12/31/2030	14,945	14,884	14,828	1.1%
Propio LS, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.82%	5/13/2030	6,731	6,682	6,715	0.5%
Propio LS, LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(10)	8.82%	5/13/2030	—	(1)	—	0.0%
Saab Purchaser, Inc.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.82%	11/12/2031	7,136	7,064	6,975	0.5%
Saab Purchaser, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(10)	8.82%	11/12/2031	5,985	5,926	5,829	0.4%
Saab Purchaser, Inc.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(10)	8.82%	11/12/2031	—	(8)	(22)	0.0%
Simplifi Holdings, Inc.	First Lien Term Loan	SOFR+	5.50%	0.75%	Floor		9.50%	12/29/2028	25,821	25,639	25,309	1.8%
Simplifi Holdings, Inc.	First Lien Revolver	SOFR+	5.50%	0.75%	Floor	(10)	9.50%	6/29/2029	1,301	1,275	1,243	0.1%
Tamarack Intermediate, L.L.C.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.50%	3/12/2029	20,571	20,397	20,372	1.5%
Tamarack Intermediate, L.L.C.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(10)	8.50%	3/12/2029	—	(33)	(34)	0.0%
Trintech, Inc.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.65%	1/28/2033	12,446	12,333	12,259	0.9%
Trintech, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(10)	8.65%	1/29/2028	—	(9)	(31)	0.0%
Trintech, Inc.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(10)	8.65%	1/28/2033	—	(16)	(26)	0.0%
Total Software										411,428	398,663

Technology Hardware, Storage & Peripherals
IE Mackenzie Compute Ltd.	First Lien Delayed Draw Term Loan	N/A				(10)	9.00%	2/26/2029	1,327	1,307	1,272	0.1%
Lytx, Inc.	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor		9.00%	2/28/2028	19,661	19,649	19,661	1.4%
Total Technology Hardware, Storage & Peripherals										20,956	20,933

Total Debt Investments										$3,013,927	$2,980,731

Stone Point Credit Corporation
Consolidated Schedule of Investments
As of September 30, 2026 (Unaudited) (Continued)
(in thousands)

Portfolio Company 1 2 3 4	Type of Investment	Footnotes	Interest Rate [5]	Acquisition Date	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Preferred Equity - 2.3%
Financial Services
Ares Global Structured Solutions Rated Notes Feeder LLC	Preferred Equity	(10)(13)	N/A	5/22/2026	610	610	610	0.0%
Coller Evergreen CFO I Equity Holdings L.P.	Preferred Equity	(10)(13)	N/A	6/9/2026	539	539	539	0.0%
Eclipse Buyer, Inc.	Preferred Equity		12.50% PIK	8/12/2025	4,184	4,116	4,168	0.3%
MC CIF Wealth Management (UK) Ltd.	Preferred Equity	(13)	12.00% PIK	8/12/2025	2,858	2,833	2,841	0.2%
MC CIF Wealth Management (UK) Ltd.	Preferred Equity	(13)	12.00% (incl. 6.00% PIK)	8/12/2025	2,675	2,650	2,651	0.2%
Total Financial Services						10,748	10,809

Health Care Technology
Imagine Acquisition, Inc.	Preferred Equity	(14)	N/A	11/16/2021	2,000	2,000	3,153	0.2%
Total Health Care Technology						2,000	3,153

Insurance
Galway Partners Holdings LLC	Preferred Equity		14.00% PIK	9/1/2023	16,028	15,728	15,925	1.2%
Total Insurance						15,728	15,925

Real Estate Management & Development
ACC Ultimate Holdings, L.P.	Preferred Equity	(14)	N/A	12/9/2025	44	272	544	0.0%
Total Real Estate Management & Development						272	544

Software
GT Polaris Holdings, L.P.	Preferred Equity		12.50% PIK	6/6/2022	1,802	1,802	1,785	0.1%
Total Software						1,802	1,785

Total Preferred Equity Investments						30,550	32,216

Stone Point Credit Corporation
Consolidated Schedule of Investments
As of September 30, 2026 (Unaudited) (Continued)
(in thousands)

Portfolio Company 1 2 3 4	Type of Investment	Footnotes	Interest Rate [5]	Acquisition Date	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]

Common Equity and Warrants - 1.3%
Capital Markets
Resolute Investment Managers, Inc.	Common Equity	(14)	N/A	12/29/2023	58	1,249	1,553	0.1%
Spirit RR Holdings, Inc.	Common Equity	(14)	N/A	9/19/2022	3,586	3,635	7,837	0.6%
Total Capital Markets						4,884	9,390

Health Care Providers & Services
New Giving Acquisition, Inc.	Common Equity	(14)	N/A	8/19/2022	2	-	1,355	0.1%
Total Health Care Providers & Services						-	1,355

Professional Services
THL Fund IX Investors (Plymouth), L.P.	Common Equity	(12)(14)	N/A	9/1/2023	3,175	3,175	7,275	0.5%
Total Professional Services						3,175	7,275

Real Estate Management & Development
ACC Ultimate Holdings, L.P.	Common Equity	(14)	N/A	5/8/2024	375	3,750	444	0.0%
Total Real Estate Management & Development						3,750	444

Total Common Equity and Warrants Investments						11,809	18,464

Total Non-Controlled/Non-Affiliated Investments						$3,056,286	$3,031,411

Controlled/Affiliated - Investments

Common Equity - 0.9%
Professional Services
SPV CA IX, LLC	Common Equity	(10)(12)(14)(15)	N/A	7/18/2025	12,272	12,272	13,108	0.9%
Total Professional Services						12,272	13,108

Total Common Equity Investments						$12,272	$13,108

Total Controlled/Affiliated Investments						$12,272	$13,108

						Cost	Fair Value
Total Investments						$3,068,558	$3,044,519

Stone Point Credit Corporation
Consolidated Schedule of Investments
As of September 30, 2026 (Unaudited) (Continued)
(in thousands)

Description	Hedging Item	Footnotes	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation / (Depreciation)
Derivative Instruments
Interest Rate Swap	2029 Notes	(9)	6.70%	SOFR + 2.99%	Goldman Sachs Bank USA	4/10/2029	100,000	(2,809)	—
Interest Rate Swap	2030 Notes	(9)	6.26%	SOFR + 2.57%	Goldman Sachs Bank USA	11/15/2029	120,000	(4,139)	—
Total Derivative Instruments							$220,000	$(6,948)	$—

Stone Point Credit Corporation
Consolidated Schedule of Investments
As of September 30, 2026 (Unaudited) (Continued)
(in thousands)
(1)All of the Company’s investments are domiciled in the United States except for Apex Group Treasury LLC, Barings Middle Market CLO Ltd., Flow Traders Holding, LLC, Howden UK Refinance PLC, IE MacKenzie Compute Ltd., Inizio Group Limited, LendDirect Trust, MC CIF Wealth Management (UK) Ltd., New Mountain Guardian IV Income Rated Feeder II, Ltd. , New Mountain Guardian IV Income Rated Feeder III, Ltd., People Corp Holdco LP, and Syntax USA Holding Corporation, which are domiciled in Ireland, Cayman Islands, Bermuda, United Kingdom, Canada, United Kingdom, Canada, United Kingdom, Bermuda, Cayman Islands, Canada, and Canada, respectively.
(2)Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"), except for ALP CFO 2024, L.P., Apex Group Treasury LLC, Ares Global Structured Solutions Rated Notes Feeder LLC, Barings Middle Market CLO Ltd., Best Egg Asset Structured Pass Through Master Trust, Churchill Middle Market CLO Ltd., Coller Private Equity Backed Notes & Loans II-A L.P., Coller Evergreen CFO I Equity Holdings L.P., Coller Evergreen CFO I, L.P., CoreWeave Financing DDTL V LLC, Exeter Short Term Funding LLC, Flow Traders Holding, LLC, Howden UK Refinance PLC, IE Mackenzie Compute Ltd., Inizio Group Limited, Ivy Hill Asset Management, L.P., Ivy Hill Middle Market Credit Fund XII Ltd, LendDirect Trust, LendingTree, Inc., MC CIF Wealth Management (UK) Ltd., New Mountain Guardian IV Income Rated Feeder II, Ltd., New Mountain Guardian IV Income Rated Feeder III, Ltd., People Corp Holdco, Redwood Trust, Inc., and Syntax USA Holding Corporation.
(4)As of September 30, 2026, all investments are pledged as collateral unless otherwise stated.
(5)The majority of the securities bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR"), which at September 30, 2026 was 3.90%; Alternate Base Rate ("ABR"), which at September 30, 2026 was 7.00%; and the Euro Interbank Offered Rate ("EURIBOR"), which at September 30, 2026 was 2.50%. For each such security, the Company has provided the applicable spread over SOFR, ABR and EURIBOR and the current contractual interest rate in effect at September 30, 2026. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
(6)The date disclosed represents the expiration of the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(7)Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(8)Percentage is based on net assets of $1,382,477 as of September 30, 2026.
(9)Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(10)This investment has an unfunded commitment as of September 30, 2026. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(11)Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $17,263 or 1.2% of net assets as of September 30, 2026 and are considered restricted.
(12)Investment measured at net asset value (“NAV”)
(13)This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2026, non-qualifying assets totaled 5.3% of the Company's total assets.
(14)Securities are non-income producing.
(15)As defined in the 1940 Act, the Company is deemed to be both an "affiliated person" and "control" the portfolio company because it owns more than 25% of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions for the nine months ended September 30, 2026 in which the portfolio company is deemed to be a "Control Investment" of the Company were as follows:

Portfolio Company	Asset Type	Fair value at December 31, 2025	Transfers in (out)	Purchases (cost)	Sales and paydowns	PIK interest (cost)	Amortization	Net realized gain (loss)	Change in net unrealized gain (loss)	Fair value at September 30, 2026
Controlled/affiliated company investment:
SPV CA IX, LLC	Equity	$5,820	$—	$6,955	$—	$—	$—	$—	$333	$13,108
Total controlled/affiliated company investments		$5,820	$—	$6,955	$—	$—	$—	$—	$333	$13,108

Nine Months Ended September 30,
		2026			2025
Portfolio Company	Asset Type	Interest Income	Dividend Income	Fee Income	Interest Income	Dividend Income	Fee Income
Controlled/affiliated company investments:
SPV CA IX, LLC	Equity	$—	$—	$—	n/a	n/a	n/a
Total controlled affiliated company investments		$—	$—	$—	n/a	n/a	n/a
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

Stone Point Credit Corporation
Consolidated Schedule of Investments
As of December 31, 2025 (Continued)
(in thousands)

Portfolio Company 1 2 3 4	Type of Investment	Footnotes	Interest Rate [5]	Acquisition Date	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Preferred Equity - 2.9%
Financial Services
Eclipse Buyer, Inc.	Preferred Equity		12.5% PIK	9/6/2024	3,939	3,872	3,907	0.3%
MC CIF Wealth Management (UK) Ltd.	Preferred Equity	(13)	12.00% PIK	8/12/2025	2,616	2,591	2,593	0.2%
MC CIF Wealth Management (UK) Ltd.	Preferred Equity	(13)	12.00% (incl 6.00% PIK)	8/12/2025	2,558	2,533	2,530	0.2%
Total Financial Services						8,996	9,030

Health Care Technology
Imagine Acquisition, Inc.	Preferred Equity	(14)	N/A	11/16/2021	2,000	2,000	3,398	0.2%
Total Health Care Technology						2,000	3,398

Insurance
Galway Partners Holdings LLC	Preferred Equity		14.00% PIK	4/28/2023	14,460	14,279	14,575	1.1%
Total Insurance						14,279	14,575

Real Estate Management & Development
ACC Ultimate Holdings, L.P.	Preferred Equity		N/A	12/9/2025	44	272	544	0.0%
Total Real Estate Management & Development						272	544

Software
GT Polaris Holdings, Inc	Preferred Equity		12.5% PIK	6/6/2022	12,802	12,682	12,619	0.9%
Total Software						12,682	12,619

Total Preferred Equity Investments						38,229	40,166

Stone Point Credit Corporation
Consolidated Schedule of Investments
As of December 31, 2025 (Continued)
(in thousands)

Portfolio Company 1 2 3 4	Type of Investment	Footnotes	Interest Rate [5]	Acquisition Date	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Common Equity and Warrants - 1.2%
Capital Markets
Resolute Investment Managers, Inc.	Equity	(14)	N/A	12/29/2023	58	1,249	1,502	0.1%
Winterfell Co-Invest SCSP	Equity	(14)	N/A	9/19/2022	3,586	3,635	7,423	0.5%
Total Capital Markets						4,884	8,925

Health Care Providers & Services
New Giving Acquisition, Inc.	Equity	(14)	N/A	8/19/2022	2	-	1,007	0.1%
Total Health Care Providers & Services						-	1,007

Professional Services
THL Fund IX Investors (Plymouth), L.P.	Equity	(12)(14)	N/A	9/1/2023	3,182	3,181	5,646	0.4%
Total Professional Services						3,181	5,646

Real Estate Management & Development
ACC Ultimate Holdings, L.P.	Equity		N/A	5/8/2024	375	3,750	712	0.1%
Total Real Estate Management & Development						3,750	712

Total Common Equity and Warrants Investments						11,815	16,290

Total Non-Controlled/Non-Affiliated Investments						$2,878,151	$2,877,134

Stone Point Credit Corporation
Consolidated Schedule of Investments
As of December 31, 2025 (Continued)
(in thousands)

Portfolio Company 1 2 3 4	Type of Investment	Footnotes	Interest Rate [5]	Acquisition Date	Par Amount / Units	Cost [7]	Fair Value	Percentage of Net Assets [8]
Controlled/Affiliated - Investments
Common Equity - 0.4%
Professional Services
SPV CA IX, LLC	Equity	(10)(12)(14)(15)	N/A	7/18/2025	5,549	5,318	5,820	0.4%
Total Professional Services						5,318	5,820

Total Common Equity Investments						$5,318	$5,820

Total Controlled/Affiliated Investments						$5,318	$5,820

TOTAL INVESTMENTS						$2,883,469	$2,882,954

Stone Point Credit Corporation
Consolidated Schedule of Investments
As of December 31, 2025 (Continued)
(in thousands)
(1)All of the Company’s investments are domiciled in the United States except for Apex Group Treasury LLC, Barings Middle Market CLO Ltd., Inizio Group Limited, MC CIF Wealth Management Ltd, Flow Traders Holding LLC, New Mountain Guardian IV Income Rated Feeder II Ltd & New Mountain Guardian IV Rated Feeder III Ltd, and Syntax Systems Limited, which are domiciled in Ireland, the Cayman Islands, United Kingdom, United Kingdom, Bermuda, Bermuda, and Canada, respectively.
(2)Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"), except for ALP CFO LP 2024-1, Apex Group Treasury LLC, Barings Middle Market CLO Ltd., Best Egg Asset Structured Pass Through Master Trust, Churchill Middle Market CLO Ltd., Claros Mortgage Trust, Inc., Coller Capital, Exeter Short Term Funding LLC, Inizio Group Limited, Ivy Hill Asset Management, Ivy Hill Middle Market Credit Fund XII Ltd, LD Holdings Group LLC., MC CIF Wealth Management (UK) Ltd., New Mountain Guardian IV Income Rated Feeder II, Ltd., New Mountain Guardian IV Rated Feeder III, LTD., and Syntax Systems Limited.
(4)As of December 31, 2025, all investments are pledged as collateral unless otherwise stated.
(5)The majority of the securities bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR"), which at December 31, 2025 was 3.87%; Alternate Base Rate ("ABR"), which at December 31, 2025 was 6.75%; and the Euro Interbank Offered Rate ("EURIBOR"), which at December 31, 2025 was 1.94%. For each such security, the Company has provided the applicable spread over SOFR, ABR and EURIBOR and the current contractual interest rate in effect at December 31, 2025. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
(6)The date disclosed represents the expiration of the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(7)Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(8)Percentage is based on net assets of $1,369,382 as of December 31, 2025.
(9)Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(10)This investment has an unfunded commitment as of December 31, 2025. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(11)Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $19,995 or 1.5% of net assets as of December 31, 2025 and are considered restricted.
(12)Investment measured at net asset value (“NAV”)
(13)This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2025, non-qualifying assets totaled 5.2% of the Company's total assets.
(14)Securities are non-income producing.
(15)As defined in the 1940 Act, the Company is deemed to be both an "affiliated person" and "control" the portfolio company because it owns more than 25% of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions for the year ended December 31, 2025 in which the portfolio company is deemed to be a "Control Investment" of the Company were as follows:

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
September 30, 2026
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
The Company is managed by Stone Point Credit Adviser LLC (the “Adviser”). The Adviser is a Delaware limited liability company that is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of the Company and provides the Company with investment advisory and management services. The Adviser is an affiliate of Stone Point Capital LLC (“Stone Point Capital” or together with its credit-focused affiliates, as applicable, “Stone Point Credit”), which is an alternative investment management platform specializing in investments within the global financial services industry and related sectors.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of deposits in a money market account, demand deposits held at a custodian bank, and restricted cash pledged as collateral. Cash and cash equivalents are carried at cost, which approximates fair value. The Company’s deposits may, at times, exceed the insured limits under applicable law. Restricted cash relates to cash held as collateral for interest rate swaps. The Company's deposits in money market funds, including restricted amounts held as collateral, are considered Level 1 securities within the fair value hierarchy. As of September 30, 2026 and December 31, 2025, there was $1,032 and $258, respectively, of cash denominated in foreign currencies included within “cash and cash equivalents” on the Consolidated Statement of Assets and Liabilities. As of September 30, 2026 and December 31, 2025, there was $6,870 and $0, respectively, of restricted cash included within “cash and cash equivalents” on the Consolidated Statement of Assets and Liabilities.
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

($ in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Fee Income	$469	$390	$687	$558
Total revenue from contracts with customers	$469	$390	$687	$558
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
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of both September 30, 2026 and December 31, 2025, no investments were on non-accrual status.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. During the three and nine months ended September 30, 2026 the Company earned dividend income of $1,001 and $3,061, respectively, that were included on the Consolidated Statements of Operations as dividend income. During the three and nine months ended September 30, 2025 the Company earned dividend income of $1,494, and $3,892, respectively, that were included on the Consolidated Statements of Operations as dividend income.
For the three and nine months ended September 30, 2026, the Company earned $4,411 and $11,926, respectively, in payment-in-kind ("PIK") interest income. For the three and nine months ended September 30, 2025 the Company earned $2,412 and $5,514, respectively, in payment-in-kind ("PIK") interest income.
Foreign Currency
Foreign currency amounts are translated into U.S. dollars on the following basis:
•cash, fair value of investments, outstanding debt, other assets and liabilities: at the spot exchange rate on the last business day of the period; and
•purchases and sales of investments, borrowings and repayments of such borrowings, income and expenses: at the rates of exchange prevailing on the respective dates of such transactions.
The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations with the net change in unrealized appreciation (depreciation) from the translation of assets and liabilities in foreign currencies and other transactions on the Consolidated Statements of Operations.
The Company records realized gains and losses resulting from transactions in foreign currency on the Consolidated Statements of Operations. During the three and nine months ended September 30, 2026, the Company recorded $65 and $35, respectively, of net realized losses on foreign currency transactions. During the three and nine months ended September 30, 2025, the Company recorded $8 and $8, respectively, of net realized gains or losses on foreign currency transactions.
Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies and other transactions on the Consolidated Statements of Operations. During the three and nine months ended September 30, 2026, the Company recorded $129 and $940, respectively, in net change in unrealized appreciation on the translation of assets and liabilities in foreign currencies, respectively. During the three and nine months ended September 30, 2025, the Company recorded $(17) and $(17), respectively, in net change in unrealized appreciation or depreciation on the translation of assets and liabilities in foreign currencies.
Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar.
Offering Costs
Offering expenses are costs associated with the offering of the Company's Common Stock, and are capitalized as deferred offering expenses on the Consolidated Statement of Assets and Liabilities. Deferred offering expenses are amortized over a twelve-month period beginning with the date incurred.
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
The Company evaluates tax positions taken or expected to be taken while preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted later based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions from inception through September 30, 2026. The Company’s federal and state tax returns remain open for the prior three or four years, depending upon the jurisdiction, and subject to examination by the Internal Revenue Service and state tax authorities.
As of September 30, 2026 and December 31, 2025, the tax cost of the Company's investments approximate its amortized cost.
Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments
The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. During the three and nine months ended September 30, 2026, the Company recorded $20 and $548 of net realized gains (losses) on investments, respectively. During the three and nine months ended September 30, 2025, the Company recorded $909 and $2,251 of net realized gains (losses) on investments, respectively. During the three and nine months ended September 30, 2026, the Company recorded $(257) and $(23,546) of net change in unrealized appreciation (depreciation) on investments, respectively. During the three and nine months ended September 30, 2025, the Company recorded $(1,060) and $1,999 of net change in unrealized appreciation (depreciation) on investments, respectively.
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
In November 2024, the FASB issued ASU 2024-04, “Debt – Debt with Conversion and Other Options (Subtopic 470-20),” which clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. The Company adopted ASU 2024-04 effective January 1, 2026, and concluded that the application of this guidance did not have a material impact on its consolidated financial statements.
In September 2026, the FASB issued ASU 2026-03 "Fair Value Measurement (Topic 820): Investment Companies With Equity Securities Subject to Contractual Sale Restrictions," which requires investment companies within the scope of ASC 946 to consider the effect of contractual sale restrictions when measuring the fair value of equity securities and to disclose the amount of any discount attributable to such restrictions. ASU 2026-03 is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods. Early adoption is permitted. The amendments are required to be applied prospectively, with any adjustment upon adoption recognized in current-period earnings. The Company is currently assessing the impact of the guidance but does not expect it will have a material impact on its consolidated financial statements.

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
Base Management Fee
The Company pays to the Adviser an asset-based fee (the “Management Fee”) for management services in an amount equal to an annual rate of 1.30% of the average value of the Company’s gross assets (excluding cash and cash equivalents) as of the last day of the most recently completed calendar quarter and the last day of the immediately preceding calendar quarter payable quarterly in arrears. The Management Fee for any partial quarter is appropriately prorated based on the actual number of days elapsed during such partial quarter as a fraction of the number of days in the relevant calendar year. For the three and nine months ended September 30, 2026, the Company incurred Management Fees of $9,937 and $29,055, respectively. For the three and nine months ended September 30, 2025, the Company incurred Management Fees of $8,844 and $25,842, respectively. As of September 30, 2026 and December 31, 2025, the Company recorded Management Fees payable of $9,938 and $9,201, respectively.
Incentive Fee
Beginning December 21, 2024, on the fourth anniversary of the date on which Stockholders were required to fund their initial drawdown (the “Incentive Commencement Date”), the Company pays the Adviser an incentive fee (“Incentive Fee”) as set forth below. The Incentive Fee consists of two parts. The first part (the “Investment Income Incentive Fee”) is calculated and payable on a quarterly basis, in arrears, commencing December 31, 2024, following the Incentive Commencement Date, and equals 15% of “pre-incentive fee net investment income” for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.75% (i.e., 7% annualized) measured on a quarterly basis. For purposes of computing the initial installment of the Investment Income Incentive Fee, as the Incentive Commencement Date did not fall on the first day of a calendar quarter, the initial Investment Income Incentive Fee is calculated and payable for the period that commences on the Incentive Commencement Date through the last day of the first complete calendar quarter immediately following the Incentive Commencement Date (March 31, 2025). The second part (the “Capital Gains Incentive Fee”) is an annual fee that is calculated in arrears, as of the end of each calendar year (or as of the date of the termination of the Investment Advisory Agreement) in an amount equal to 15% of realized capital gains, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the Incentive Commencement Date (based on the fair market value of each investment as of such date) through the end of such calendar year, less the aggregate amount of any previously paid Capital Gains Incentive Fee. As the Incentive Commencement Date did not fall on the first day of a calendar year, the initial Capital Gains Incentive Fee was calculated for the period that commenced on the Incentive Commencement Date through December 31, 2025, and as of December 31, 2025, there was no Capital Gains Incentive Fee payable under the Investment Advisory Agreement. For the three and nine months ended September 30, 2026, the Company incurred Investment Income Incentive Fees of $5,360 and $15,795, respectively. As of September 30, 2026 and December 31, 2025, the Company recorded Investment Income Incentive Fees payable of $5,360 and $5,176, respectively. For the three and nine months ended September 30, 2026 and 2025, the Company did not incur any Capital Gains Incentive Fees.
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
For the three and nine months ended September 30, 2026, the Company incurred $321 and $933, respectively, of administrative overhead expenses that were included on the Consolidated Statements of Operations as professional fees. For the three and nine months ended September 30, 2025, the Company incurred $267 and $695, respectively, of administrative overhead expenses that were included on the Consolidated Statements of Operations as professional fees. As of September 30, 2026 and December 31, 2025, $505 and $440, respectively, of administrative overhead expenses remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses. For each of the three and nine months ended September 30, 2026 and 2025, the Administrator did not waive any charges that were eligible for reimbursement under the terms of the Administration Agreement.
Sub-Administration Agreement
On January 22, 2021, the Administrator entered into a sub-administration agreement with U.S. Bank Global Fund Services, which was terminated on August 31, 2026. On July 1, 2026, the Administrator entered into a sub-administration agreement with Harmonic Fund Services (the "Sub-Administrator") under which the Sub-Administrator provides various accounting and other administrative services with respect to the Company. The Company pays the Sub-Administrator fees for services the Administrator determines are commercially reasonable in its sole discretion. The Company also reimburses the Sub-Administrator for all reasonable expenses. To the extent that the Sub-Administrator outsources any of its functions, the Sub-Administrator pays any compensation associated with such functions.

For the three and nine months ended September 30, 2026, the Company incurred expenses for sub-administration services of $505 and $1,284, respectively, that were included on the Consolidated Statements of Operations as professional fees. For the three and nine months ended September 30, 2025, the Company incurred expenses for sub-administration services of $398 and $1,072, respectively, that were included on the Consolidated Statements of Operations as professional fees. As of September 30, 2026 and December 31, 2025, $1,300 and $160, respectively, remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses. For the three and nine months ended September 30, 2026, the Administrator waived $0 and $780, respectively, of sub-administration fees which will not be subject to reimbursement by the Company to the Administrator, and are included on the Consolidated Statement of Operations as professional fee waivers. For the three and nine months ended September 30, 2025, the Administrator did not waive any sub-administration fees.

Custodian Fees
On January 22, 2021, the Administrator entered into a sub-administration agreement with U.S. Bank Global Fund Services (in such capacity, the “Custodian”). For the three and nine months ended September 30, 2026, the Company incurred expenses for services provided by the Custodian of $153 and $481, respectively, that were included on the Consolidated Statements of Operations as professional fees. For the three and nine months ended September 30, 2025, the Company incurred expenses for services provided by the Custodian of $142 and $475, respectively, that were included on the Consolidated Statements of Operations as professional fees.

Transfer Agent Fees
The Company has entered into a transfer agent servicing agreement with U.S. Bank Global Fund Services (in such capacity, the “Transfer Agent”). For the three and nine months ended September 30, 2026, the Company incurred expenses for services provided by the Transfer Agent of $16 and $48, respectively, that were included on the Consolidated Statements of Operations as professional fees. For the three and nine months ended September 30, 2025, the Company incurred expenses for services provided by the Transfer Agent of $18 and $52, respectively, that were included on the Consolidated Statements of Operations as professional fees. As of September 30, 2026 and December 31, 2025, $48 and $16, respectively, remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.
Affiliated Capital Market Entities

The Adviser is an affiliate of SPC Capital Markets LLC, a Delaware limited liability company (the “Affiliated Broker-Dealer”), which is registered as a broker-dealer with the SEC and a member of FINRA and the Securities Investor Protection Corporation (together with the other Stone Point affiliated entities that conduct financial services, loan origination, structuring, placement or other similar business as a broker, dealer, distributor, syndicator, arranger or originator of securities or loans, collectively the “Affiliated Capital Market Entities”). During the three and nine months ended September 30, 2026, the Company did not pay the Affiliated Broker-Dealer any fees. During the three and nine months ended September 30, 2025, the Company paid the Affiliated Broker-Dealer a fee of $0 and $1,500, respectively, for services provided by the Affiliated Broker-Dealer in connection with the closing of the Senior Notes. The Affiliated Broker-Dealer may receive fees from other investors and portfolio companies in which the Company invests but will not collect fees from the Company for the Company's portfolio investments.
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
For the three and nine months ended September 30, 2026, the Company incurred offering costs of $13 and $39, respectively. For the three and nine months ended September 30, 2025, the Company incurred offering costs of $12 and $35, respectively. As of both September 30, 2026 and December 31, 2025, there was no balance payable on the Consolidated Statements of Assets and Liabilities for offering expenses payable.
Note 5. Commitments and Contingencies
Litigation and Regulatory Matters
From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with the Company’s portfolio companies. As of September 30, 2026, the Company and the Adviser are not currently a party to any material legal proceedings.
Unfunded Portfolio Company Commitments
From time to time, the Company enters into commitments to fund investments. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. As of September 30, 2026 and December 31, 2025, the Company had the following unfunded portfolio company commitments under loan and financing agreements:

($ in thousands)
Portfolio Company	Type of Investment	September 30, 2026	December 31, 2025
Access Healthcare Services LLC	First Lien Revolving Loan	$685	$685
Accordion Partners LLC	First Lien Revolving Loan	4,355	4,355
Accuserve Solutions, Inc.	First Lien Revolving Loan	2,859	4,930
Acentra Holdings, LLC	First Lien Delayed Draw Term Loan	-	8,715
Acentra Holdings, LLC	First Lien Revolving Loan	1,441	1,441
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	-	3,928
Action Behavior Centers Therapy LLC	First Lien Revolving Loan	2,812	3,071
AKAM Buyer, Inc.	First Lien Delayed Draw Term Loan	6,353	-
AKAM Buyer, Inc.	First Lien Revolving Loan	2,860	-
AmeriLife Holdings LLC	First Lien Delayed Draw Term Loan	-	330
AmeriLife Holdings LLC	First Lien Revolving Loan	4,254	4,727
Anaplan Inc	First Lien Revolving Loan	1,546	1,546
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	-	4,739
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	235	256
Aprio Advisory Group, LLC	First Lien Revolving Loan	4,402	4,402
Archduke Buyer, Inc.	First Lien Revolving Loan	876	876
Arden Insurance Services LLC	First Lien Revolving Loan	380	1,332
Ares Global Structured Solutions Rated Notes Feeder LLC	Unsecured Note	1,686	-
Ares Global Structured Solutions Rated Notes Feeder LLC	Preferred Equity	3,185	-
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	-	394
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	-	294
ARMStrong Receivable Management	First Lien Revolving Loan	299	299

($ in thousands)
Portfolio Company	Type of Investment	September 30, 2026	December 31, 2025
Babylon Buyer, Inc.	First Lien Revolving Loan	1,479	1,478
Baker Tilly Advisory Group, LP	First Lien Delayed Draw Term Loan	-	2,314
Baker Tilly Advisory Group, LP	First Lien Revolving Loan	-	1,050
Baker Tilly Advisory Group, LP	First Lien Revolving Loan	1,745	3,835
Beacon Global Strategies LLC	First Lien Delayed Draw Term Loan	3,588	-
Beacon Pointe Harmony, LLC	First Lien Revolving Loan	2,896	3,000
Bellwether Buyer, L.L.C.	First Lien Delayed Draw Term Loan	5,828	7,530
Bellwether Buyer, L.L.C.	First Lien Revolving Loan	3,012	3,012
Belmont Buyer, Inc.	First Lien Revolving Loan	1,744	2,180
Bottomline Technologies, Inc.	First Lien Revolving Loan	3,849	3,849
Captive Resources Midco, LLC	First Lien Revolving Loan	2,203	2,203
Cerity Partners Equity Holding LLC	First Lien Delayed Draw Term Loan	15,538	24,111
Cerity Partners Equity Holding LLC	First Lien Revolving Loan	1,221	1,906
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	-	1,142
Choreo Buyer LLC.	First Lien Delayed Draw Term Loan	4,321	15,311
Cliffwater LLC	First Lien Revolving Loan	5,966	5,966
Coller Evergreen CFO I, L.P.	Unsecured Note	3,642	-
Coller Private Equity Backed Notes & Loans II-A L.P.	Unsecured Note	2,835	3,809
Coller Evergreen CFO I Equity Holdings L.P.	Preferred Equity	4,855	-
Conservice Midco, LLC	First Lien Revolving Loan	949	-
Continental Buyer, Inc.	First Lien Delayed Draw Term Loan	457	653
Continental Buyer, Inc.	First Lien Revolving Loan	4,921	4,921
CoreWeave Financing DDTL V LLC	First Lien Delayed Draw Term Loan	657	-
Crete PA Holdco, LLC	First Lien Delayed Draw Term Loan	3,045	-
Crete PA Holdco, LLC	First Lien Delayed Draw Term Loan	3,045	-
Crowe Advisory LLC	First Lien Delayed Draw Term Loan	3,068	-
Crowe Advisory LLC	First Lien Revolving Loan	1,534	-
Diligent Corporation	First Lien Delayed Draw Term Loan	-	4,124
Diligent Corporation	First Lien Revolving Loan	2,878	4,587
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	-	2,134
Eclipse Buyer, Inc.	First Lien Revolving Loan	1,083	1,083
Equinox Buyer, LLC	First Lien Revolving Loan	4,776	4,776
Exeter Short Term Funding LLC	First Lien Revolving Loan	17,795	10,184
Fetch, Inc.	First Lien Delayed Draw Term Loan	7,497	-
Fetch, Inc.	First Lien Revolving Loan	4,758	-
Flexera Software LLC	First Lien Revolving Loan	1,056	1,056
Flow Traders Holding, LLC	First Lien Revolving Loan	11,564	11,564
Foundation Risk Partners, Corp.	First Lien Revolving Loan	2,148	2,644
Fullsteam Operations LLC	First Lien Delayed Draw Term Loan	7,503	9,167
Fullsteam Operations LLC	First Lien Revolving Loan	3,333	3,333
Galway Borrower LLC	First Lien Delayed Draw Term Loan	-	8,579
Galway Borrower LLC	First Lien Delayed Draw Term Loan	6,611	-
Galway Borrower LLC	First Lien Revolving Loan	2,537	2,491
GC Waves Holdings, Inc.	First Lien Delayed Draw Term Loan	12,680	18,790
GovDelivery Holdings, LLC	First Lien Revolving Loan	2,193	2,193
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	-	893
GS Acquisitionco, Inc.	First Lien Revolving Loan	1	680
Guardian Restoration Partners Buyers, LLC	First Lien Delayed Draw Term Loan	-	2,257
Guardian Restoration Partners Buyers, LLC	First Lien Revolving Loan	960	357
HBWM Intermediate II, LLC	First Lien Delayed Draw Term Loan	3,707	-
HBWM Intermediate II, LLC	First Lien Revolving Loan	447	495

($ in thousands)
Portfolio Company	Type of Investment	September 30, 2026	December 31, 2025
Headlands Buyer, Inc.	First Lien Delayed Draw Term Loan	11,376	11,376
Headlands Buyer, Inc.	First Lien Revolving Loan	5,565	5,565
Heights Buyer, LLC	First Lien Revolving Loan	2,235	2,235
Hyland Software, Inc	First Lien Revolving Loan	1,199	1,199
IE Mackenzie Compute Ltd.	First Lien Delayed Draw Term Loan	2,105	-
IG Investments Holdings, LLC	First Lien Revolving Loan	3,509	3,509
Imagine Acquisitionco, Inc.	First Lien Revolving Loan	4,630	4,630
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	3,188	3,188
Kona Buyer, LLC	First Lien Revolving Loan	317	355
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	7,065	21,215
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	503	1,510
KRIV Acquisition Inc.	First Lien Revolving Loan	273	356
Kwol Acquisition Inc	First Lien Delayed Draw Term Loan	-	31
Kwol Acquisition Inc	First Lien Revolving Loan	666	493
LendDirect Trust	First Lien Revolving Loan	183	-
Livewire Acquisition, Inc.	First Lien Revolving Loan	2,387	-
London Buyer, LLC	First Lien Delayed Draw Term Loan	1,138	-
London Buyer, LLC	First Lien Revolving Loan	1,776	-
Low Voltage Holdings Inc.	First Lien Delayed Draw Term Loan	583	787
Low Voltage Holdings Inc.	First Lien Revolving Loan	371	606
MacKay Sposito, LLC	First Lien Delayed Draw Term Loan	9,198	-
MacKay Sposito, LLC	First Lien Revolving Loan	1,209	-
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	9,134	-
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	1,558	2,099
MAI Capital Management Intermediate LLC	First Lien Revolving Loan	2,281	1,622
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	—	5,386
MB2 Dental Solutions, LLC	First Lien Revolving Loan	1,818	1,840
MedX Holdings, LLC	First Lien Delayed Draw Term Loan	5,237	9,809
MedX Holdings, LLC	First Lien Revolving Loan	4,606	4,606
Ministry Brands Holdings, LLC	First Lien Revolving Loan	1,695	1,554
Minotaur Acquisition, Inc.	First Lien Revolving Loan	2,041	2,041
More Cowbell II LLC	First Lien Delayed Draw Term Loan	1,891	1,891
More Cowbell II LLC	First Lien Revolving Loan	3,886	3,886
MRI Software LLC	First Lien Delayed Draw Term Loan	4,598	14,450
MRI Software LLC	First Lien Revolving Loan	1,898	2,024
NextGen Healthcare	First Lien Revolving Loan	889	889
Omega Systems Intermediate Holdings, Inc	First Lien Delayed Draw Term Loan	4,332	4,332
Omega Systems Intermediate Holdings, Inc	First Lien Revolving Loan	1,267	1,647
OneSource Virtual, Inc.	First Lien Revolving Loan	1,509	-
oneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	2,820	3,123
oneZero Financial Systems, LLC	First Lien Revolving Loan	3,365	3,365
PAS Parent Inc.	First Lien Delayed Draw Term Loan	6,737	6,737
PAS Parent Inc.	First Lien Revolving Loan	1,000	1,000
Payscape Buyer, Inc.	First Lien Revolving Loan	196	326
Petra Borrower, LLC	First Lien Revolving Loan	2,260	2,456
Pico Quantitative Trading LLC	First Lien Revolving Loan	1,894	-
Portage Point Partners, LLC	First Lien Revolving Loan	846	-
Propio LS, LLC	First Lien Revolving Loan	184	103
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	3,284	8,209
RCP Nats Purchaser, LLC	First Lien Revolving Loan	5,746	5,746
Redwood Purchaser, Inc.	First Lien Delayed Draw Term Loan	1,217	-
Redwood Purchaser, Inc.	First Lien Delayed Draw Term Loan	10,663	10,663

($ in thousands)
Portfolio Company	Type of Investment	September 30, 2026	December 31, 2025
Redwood Purchaser, Inc.	First Lien Revolving Loan	4,353	4,018
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	—	2,051
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	3,730	-
Saab Purchaser, Inc.	First Lien Delayed Draw Term Loan	921	6,905
Saab Purchaser, Inc.	First Lien Revolving Loan	959	959
SAM Holding Company, Inc.	First Lien Delayed Draw Term Loan	4,563	-
SAM Holding Company, Inc.	First Lien Delayed Draw Term Loan	1,141	-
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	—	1,881
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	—	2,112
Simplifi Holdings, Inc.	First Lien Revolving Loan	1,590	2,620
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	—	76
Southpaw AP Buyer, LLC	First Lien Revolving Loan	670	670
SpecialtyCare, Inc.	First Lien Delayed Draw Term Loan	352	352
SpecialtyCare, Inc.	First Lien Revolving Loan	1,062	1,062
SPV CA IX LLC	Equity	13,069	20,087
SRS Acquiom Holdings LLC	First Lien Revolving Loan	2,129	-
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	4,698	5,075
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	2,123	1,400
TA/WEG Holdings, LLC	First Lien Revolving Loan	1,902	1,902
Tamarack Intermediate, L.L.C.	First Lien Revolving Loan	3,516	3,516
The Chartis Group, LLC	First Lien Delayed Draw Term Loan	1,897	2,098
The Chartis Group, LLC	First Lien Revolving Loan	1,259	1,259
THG Acquisition, LLC	First Lien Delayed Draw Term Loan	873	4,144
THG Acquisition, LLC	First Lien Revolving Loan	1,804	2,539
Titan Home Improvement, LLC	First Lien Delayed Draw Term Loan	—	4,605
Titan Home Improvement, LLC	First Lien Revolving Loan	3,147	3,837
TRAK Purchaser, Inc.	First Lien Revolving Loan	2,187	2,187
Trinity Partners Holdings, LLC	First Lien Delayed Draw Term Loan	7,447	7,447
Trintech, Inc.	First Lien Delayed Draw Term Loan	2,074	—
Trintech, Inc.	First Lien Revolving Loan	1,734	—
True Talent Advisory Borrower LLC	First Lien Delayed Draw Term Loan	6,988	—
True Talent Advisory Borrower LLC	First Lien Revolving Loan	4,017	—
TST Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	5,817	5,817
TST Intermediate Holdings, LLC	First Lien Revolving Loan	320	516
Unified Women's Healthcare, LP	First Lien Delayed Draw Term Loan	11,586	—
Upgrade, Inc.	First Lien Revolving Loan	5,508	—
Wasteology Group Transportation, LLC	First Lien Delayed Draw Term Loan	15,211	15,211
Wasteology Group Transportation, LLC	First Lien Revolving Loan	4,707	4,707
Wharf Street Ratings Acquisition LLC	First Lien Delayed Draw Term Loan	6,623	7,251
Wharf Street Ratings Acquisition LLC	First Lien Revolving Loan	6,838	7,487
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	—	5,261
World Insurance Associates, LLC	First Lien Revolving Loan	649	649
Worldwide Insurance Network, LLC	First Lien Delayed Draw Term Loan	1,072	13,016
Total Par		$501,017	$525,553
The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded on the consolidated financial statements and reflected as an adjustment to the valuation of the related security on the Consolidated Schedule of Investments as of both September 30, 2026 and December 31, 2025. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.
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
Certain information related to the Company's derivative instruments as of September 30, 2026 is presented on the Consolidated Statements of Assets and Liabilities as follows:

($ in thousands)	As of September 30, 2026
Derivative Instrument	Notional amount	Maturity date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Consolidated Statements of Assets and Liabilities Location
Interest Rate Swap	$100,000	4/10/2029	$—	$2,809	Derivative Liabilities
Interest Rate Swap	$120,000	11/15/2029	$—	$4,139	Derivative Liabilities
Total	$220,000		$—	$6,948
Net unrealized appreciation (depreciation) from derivative instruments recognized by the Company for the three and nine months ended September 30, 2026 and 2025 is presented on the Consolidated Statements of Operations as follows:

($ in thousands)		For the three months ended September 30,		For the nine months ended September 30,
Derivative Instrument	Consolidated Statements of Operations Location	2026	2025	2026	2025
Interest rate swap	Net change in unrealized appreciation (depreciation) from interest rate swaps	$(4,824)	$—	$(6,948)	$—
Total		$(4,824)	$—	$(6,948)	$—
Net realized gain (loss) from derivative instruments recognized by the Company for the three and nine months ended September 30, 2026 and 2025, is presented in consolidated statements of operations as follows:

($ in thousands)		For the three months ended September 30,		For the nine months ended September 30,
Derivative Instrument	Consolidated Statements of Operations Location	2026	2025	2026	2025
Interest rate swap	Net realized gain (loss) from interest rate swaps	$—	$—	$(43)	$—
Total		$—	$—	$(43)	$—

Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. Effective December 21, 2020, the asset coverage ratio under the 1940 Act applicable to the Company decreased to 150% from 200%, so long as the Company meets certain disclosure requirements. As a result of complying with the requirements set forth in Section 61 of the 1940 Act, the Company is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of September 30, 2026 and December 31, 2025, the Company’s asset coverage ratios were 181% and 188%, respectively. For the three months ended September 30, 2026 the weighted average daily borrowings and interest rate on the Company's floating credit facilities was $1,157.4 million and 5.7% compared to $954.7 million and 6.4% for the three months ended September 30, 2025. For the nine months ended September 30, 2026, the weighted average daily borrowings and interest rate on the Company's floating rate credit facilities was $1,125.1 million and 5.7% compared to $945.7 million and 6.6% for the nine months ended September 30, 2025. For the three months ended September 30, 2026 the weighted average daily borrowings and interest rate on the Company's debt was $1,657.0 million and 5.9% compared to $1,454.7 million and 6.4% for the three months ended September 30, 2025. For the nine months ended September 30, 2026, the weighted average daily borrowings and interest rate on the Company's debt was $1,625.1 million and 5.9% compared to $1,411.9 million and 6.5% for the nine months ended September 30, 2025.
The following tables show the Company’s outstanding debt as of September 30, 2026 and December 31, 2025, respectively:

	September 30, 2026
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value (2)
Revolving Credit Facility (3)	850,000	694,016	155,984	689,020
Secured Credit Facility	300,000	292,500	7,500	290,735
2029 Notes	200,000	200,000	—	198,466
Senior Notes	300,000	300,000	—	297,495
Truist Facility	250,000	222,000	28,000	219,747
Total	$1,900,000	$1,708,516	$191,484	$1,695,463

	December 31, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value (2)
Capital Call Facility	$65,000	$31,500	$33,500	$31,435
Revolving Credit Facility (3)	850,000	803,524	46,476	797,166
Secured Credit Facility	300,000	223,500	76,500	221,372
2029 Notes	200,000	200,000	—	198,133
Senior Notes	300,000	300,000	—	296,879
Total	$1,715,000	$1,558,524	$156,476	$1,544,985
______________________________________________________________________________
(1)The amount available may be subject to limitations related to the borrowing base under the Company's outstanding debt (collectively the "Financing Facilities"), outstanding letters of credit issued and asset coverage requirements.
(2)As of September 30, 2026 and December 31, 2025, all of the Company’s outstanding debt was categorized as Level 3 within the fair value hierarchy.
(3)As of September 30, 2026 and December 31, 2025 the Company recorded $967 and $(20), respectively, of unrealized translation gain/(loss) on borrowings denominated in foreign currency.
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
As of December 31, 2025, the carrying amount of the Company’s borrowings under the Capital Call Facility approximated its fair value. As of December 31, 2025, unamortized financing costs of $65 were being deferred and amortized over the remaining term of the Capital Call Facility. As of December 31, 2025, the Company had an outstanding balance of $31,500. As of December 31, 2025, the Capital Call Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which resulted in an outstanding balance totaling $31,435.
The following table shows additional information about the interest and financing costs related to the Capital Call Facility for the three and nine months ended September 30, 2026 and 2025:

($ in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Interest expense related to the Capital Call Facility	$—	$326	$503	$1,078
Financing expenses related to the Capital Call Facility	—	62	108	184
Total interest and financing expenses related to the Capital Call Facility	$—	$388	$611	$1,262
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
As of September 30, 2026 and December 31, 2025, the financing commitment from the lenders under the Revolving Credit Facility was $850,000 and borrowings under the Revolving Credit Facility bore interest at an applicable margin of 2.00% per annum with respect to SOFR loans. In connection with the Revolving Credit Facility, SPV I made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions. The stated Maturity Date of the Revolving Credit Facility is June 27, 2029, unless otherwise terminated.

As of each of September 30, 2026 and December 31, 2025, the carrying amount of the Company’s borrowings under the Revolving Credit Facility approximated its fair value. As of September 30, 2026 and December 31, 2025, unamortized financing costs of $4,996 and $6,358, respectively, are being deferred and amortized over the remaining term of the Revolving Credit Facility. As of September 30, 2026 and December 31, 2025, the Revolving Credit Facility had an outstanding balance of $694,016 and $803,524, respectively. As of September 30, 2026 and December 31, 2025, the Revolving Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $689,020 and $797,166, respectively.
The following table shows additional information about the interest and financing costs related to the Revolving Credit Facility for the three and nine months ended September 30, 2026 and 2025:

($ in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Interest expense related to the Revolving Credit Facility	$10,293	$11,819	$32,453	$35,217
Financing expenses related to the Revolving Credit Facility	459	459	1,362	1,362
Total interest and financing expenses related to the Revolving Credit Facility	$10,752	$12,278	$33,815	$36,579
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
As of September 30, 2026 and December 31, 2025, the Secured Credit Facility is comprised of (i) a $250,000 asset-based revolving loan facility (the “ABL Facility”) and (ii) a $50,000 asset-based revolving loan facility (the “Revolver Facility”), each of which has its own borrowing base. The Secured Credit Facility contains customary covenants, including certain limitations on the activities of SPV II, and customary events of default.
On March 3, 2025, (the “First Amendment Date”), SPV II entered into an amendment to the Secured Credit Facility, which, among other things, reduced the applicable margin on borrowings from 3.10% to 2.00% per annum, extended the reinvestment period to March 3, 2028, and extended the maturity date to March 3, 2030.
As of each of September 30, 2026 and December 31, 2025, the carrying amount of the Company’s borrowings under the Secured Credit Facility approximated its fair value. As of September 30, 2026, and December 31, 2025, unamortized financing costs of $1,765 and $2,128, respectively, are being deferred and amortized over the remaining term of the Secured Credit Facility. As of both September 30, 2026, and December 31, 2025, the Secured Credit Facility had an outstanding balance of $292,500 and $223,500, respectively. As of September 30, 2026 and December 31, 2025, the Secured Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $290,735 and $221,372, respectively.

The following table shows additional information about the interest and financing costs related to the Secured Credit Facility for the three and nine months ended September 30, 2026 and 2025:

($ in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Interest expense related to the Secured Credit Facility	$4,197	$3,514	$11,971	$11,177
Financing expenses related to the Secured Credit Facility	127	203	376	604
Total interest and financing expenses related to the Secured Credit Facility	$4,324	$3,717	$12,347	$11,781
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
The following table shows additional information about the interest and financing costs related to the 2025 Notes for the three and nine months ended September 30, 2026 and 2025:

($ in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Interest expense related to the 2025 Notes	$—	$—	$—	$5,028
Financing expenses related to the 2025 Notes	—	—	—	388
Total interest and financing expenses related to the 2025 Notes	$—	$—	$—	$5,416
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
As of each of September 30, 2026 and December 31, 2025 the carrying amount of the Company’s borrowings under the 2029 Notes approximated its fair value. As of September 30, 2026 and December 31, 2025, unamortized debt issuance costs of $1,534 and $1,867, respectively, are being deferred and amortized over the remaining term of the 2029 Notes. As of both September 30, 2026 and December 31, 2025, the 2029 Notes had an outstanding balance of $200,000. The 2029 Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $198,466 as of September 30, 2026 and $198,133 as of December 31, 2025.
The following table shows additional information about the interest and financing costs related to the 2029 Notes for the three and nine months ended September 30, 2026 and 2025:

($ in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Interest expense related to the 2029 Notes	$3,350	$3,350	$10,050	$10,311
Financing expenses related to the 2029 Notes	152	150	448	423
Total interest and financing expenses related to the 2029 Notes	$3,502	$3,500	$10,498	$10,734
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
As of September 30, 2026 and December 31, 2025 the carrying amount of the Company’s borrowings under the Senior Notes approximated its fair value. As of September 30, 2026 and December 31, 2025, unamortized debt issuance costs of $2,504 and $3,121 respectively, are being deferred and amortized over the remaining term of the Senior Notes. As of both September 30, 2026 and December 31, 2025, the Senior Notes had an outstanding balance of $300,000. The Senior Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $297,495 as of September 30, 2026 and $296,879 as of December 31, 2025.
The following table shows additional information about the interest and financing costs related to the Senior Notes for the three and nine months ended September 30, 2026 and 2025:

($ in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Interest expense related to the Senior Notes	$4,661	$4,661	$13,982	$7,043
Financing expenses related to the Senior Notes	207	206	616	308
Total interest and financing expenses related to the Senior Notes	$4,868	$4,867	$14,598	$7,351
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

As of September 30, 2026 the carrying amount of the Company’s borrowings under the Truist Facility approximated its fair value. As of September 30, 2026, unamortized financing costs of $2,253, are being deferred and amortized over the remaining term of the Truist Facility. As of September 30, 2026, the Truist Facility had an outstanding balance of $222,000. As of September 30, 2026 the Truist Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $219,747.
The following table shows additional information about the interest and financing costs related to the Truist Facility for the three and nine months ended September 30, 2026:

($ in thousands)	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Interest expense related to the Truist Facility	$2,567	$4,202
Financing expenses related to the Truist Facility	125	257
Total interest and financing expenses related to the Truist Facility	$2,692	$4,459
Note 8. Net Assets
Issuances of Equity Securities
For the nine months ended September 30, 2026, the Company completed the following issuances of Common Stock:

($ in thousands, except share information)	Number of Common Shares Issued	Net Proceeds	Per Share
Common Share Issuance Date
September 30, 2026⁽¹⁾	343,378	$6,685	$19.47
June 30, 2026⁽¹⁾	336,457	6,555	19.48
April 1, 2026	495	10	19.71
March 31, 2026	1,267,768	24,992	19.71
March 31, 2026(1)	372,250	7,338	19.71
___________________________________________________________________________
(1)Shares were issued to Stockholders participating in the Company’s DRIP.
For the nine months ended September 30, 2025, the Company completed the following issuances of Common Stock:

($ in thousands, except share information)	Number of Common Shares Issued	Net Proceeds	Per Share
Common Share Issuance Date
September 30, 2025(1)	477,327	$9,511	$19.92
September 30, 2025	1,756,667	35,000	19.92
June 30, 2025⁽¹⁾	335,985	6,666	19.84
March 31, 2025(1)	352,159	6,983	19.85
March 31, 2025	88,251	1,750	19.85
___________________________________________________________________________
(1)Shares were issued to Stockholders participating in the Company’s DRIP.
The issuances of Common Stock were made at a price at least equal to the then-current net asset value, with such calculation carried out consistent with the Company’s Valuation Policy.

Except with respect to shares of Common Stock issued under the DRIP, sales of Common Stock were made pursuant to subscription agreements entered into by the Company and its investors. Each of the sales of Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten business days’ prior notice to the funding date. As of September 30, 2026, the Company has received capital commitments totaling $1,514.7 million, of which, $226.6 million remains unfunded. As of December 31, 2025, the Company had received capital commitments totaling $1,514.7 million, of which, $251.6 million remained unfunded.
Distributions
For the three and nine months ended September 30, 2026 and 2025, the Company declared the following distributions.

($ in thousands, except per share amounts)
Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
September 29, 2026	September 30, 2026	$0.430	$30,551
June 29, 2026	June 30, 2026	$0.430	$30,406
March 30, 2026	March 31, 2026	$0.460	$31,773
September 26, 2025	September 30, 2025	$0.475	$30,320
June 27, 2025	June 30, 2025	$0.470	$29,842
March 27, 2025	March 31, 2025	$0.490	$30,896
Note 9. Investments
The following table presents the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2026 and December 31, 2025:

($ in thousands)	September 30, 2026			December 31, 2025
Investments:	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value
First Lien Loans	$2,726,590	$2,707,468	88.9%	$2,550,532	$2,549,002	88.4%
Second Lien Loans	134,778	121,282	4.0	141,741	133,093	4.6
Unsecured Notes	152,559	151,981	5.0	135,834	138,583	4.8
Preferred Equity	30,550	32,216	1.1	38,229	40,166	1.4
Common Equity and Warrants	24,081	31,572	1.0	17,133	22,110	0.8
Total Investments	$3,068,558	$3,044,519	100.0%	$2,883,469	$2,882,954	100.0%
The geographic composition of investments based on fair value as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
U.S.	96.3%	96.6%
Non-U.S.	3.7	3.4
Total	100.0%	100.0%

The industry composition of investments based on fair value as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
Capital Markets	3.7%	4.1%
Consumer Finance	2.0	2.3
Construction & Engineering	0.2	0.0
Diversified Consumer Services	0.3	0.5
Financial Services	14.0	14.7
Health Care Providers & Services	18.0	17.9
Health Care Technology	2.7	3.0
Insurance	17.2	19.0
IT Services	3.8	3.9
Professional Services	17.8	15.4
Real Estate Management & Development	6.4	5.6
Software	13.2	12.9
Technology Hardware, Storage & Peripherals	0.7	0.7
Total	100.0%	100.0%
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
The following table presents the fair value hierarchy as of September 30, 2026 (dollars in thousands).

	September 30, 2026
Investments	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$105,571	$2,601,897	$2,707,468
Second Lien Loans	—	36,257	85,025	121,282
Unsecured Notes	—	17,838	134,143	151,981
Preferred Equity	—	—	32,216	32,216
Common Equity & Warrants	—	—	11,189	11,189
Subtotal	$—	$159,666	$2,864,470	$3,024,136
Investments Measured at NAV	$—	$—	$—	$20,383
Total Investments at fair value	$—	$159,666	$2,864,470	$3,044,519
Interest Rate Swaps	$—	$(6,948)	$—	$(6,948)
Total Interest Rate Swaps	$—	$(6,948)	$—	$(6,948)
The following table presents the fair value hierarchy as of December 31, 2025 (dollars in thousands).

	December 31, 2025
Investments	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$111,646	$2,437,356	$2,549,002
Second Lien Loans	—	59,663	73,430	133,093
Unsecured Notes	—	16,081	122,502	138,583
Preferred Equity	—	—	40,166	40,166
Common Equity & Warrants	—	—	10,644	10,644
Subtotal	$—	$187,390	$2,684,098	$2,871,488
Investments Measured at NAV	$—	$—	$—	$11,466
Total Investments at fair value	$—	$187,390	$2,684,098	$2,882,954

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
($ in thousands)	First Lien Loans	Second Lien Loans	Unsecured Note	Preferred Equity	Common Equity & Warrants	Total Investments
Fair value, beginning of period	$2,507,023	$81,694	$131,894	$31,484	$11,144	$2,763,239
Purchases of investments, net	158,524	3,476	2,979	723	—	165,702
Proceeds from sales and principal payments, net	(65,150)	—	(381)	—	—	(65,531)
Realized gain (loss) on investments	5	—	—	—	—	5
Net change in unrealized appreciation/(depreciation)	(392)	(188)	(400)	9	45	(926)
Net accretion of discount and amortization of investments	1,887	43	51	—	—	1,981
Ending balance	$2,601,897	$85,025	$134,143	$32,216	$11,189	$2,864,470

	Three Months Ended September 30, 2025
($ in thousands)	First Lien Loans	Second Lien Loans	Unsecured Note	Preferred Equity	Common Equity & Warrants	Total Investments
Fair value, beginning of period	$2,283,936	$82,078	$103,970	$38,584	$11,932	$2,520,500
Purchases of investments, net	255,705	2,039	22,419	5,806	—	285,969
Proceeds from sales and principal payments, net	(248,525)	(6,067)	(13,915)	(6,410)	—	(274,917)
Realized gain (loss) on investments	1,991	25	531	117	—	2,664
Net change in unrealized appreciation/(depreciation)	(2,738)	(143)	643	159	36	(2,043)
Net accretion of discount and amortization of investments	1,789	8	38	18	—	1,853
Ending balance	$2,292,158	$77,940	$113,686	$38,274	$11,968	$2,534,026

	Nine Months Ended September 30, 2026
($ in thousands)	First Lien Loans	Second Lien Loans	Unsecured Note	Preferred Equity	Common Equity & Warrants	Total Investments
Fair value, beginning of period	$2,437,356	$73,430	$122,504	$40,166	$10,645	$2,684,101
Purchases of investments, net	524,414	20,914	23,402	3,959	-	572,689
Proceeds from sales and principal payments, net	(353,900)	(8,125)	(9,747)	(11,640)	—	(383,412)
Realized gain (loss) on investments	65	(7)	—	165	—	223
Net change in unrealized appreciation/(depreciation)	(12,977)	(1,339)	(2,204)	(434)	544	(16,410)
Net accretion of discount and amortization of investments	6,939	152	188	—	—	7,279
Ending balance	$2,601,897	$85,025	$134,143	$32,216	$11,189	$2,864,470

	Nine Months Ended September 30, 2025
($ in thousands)	First Lien Loans	Second Lien Loans	Unsecured Note	Preferred Equity	Common Equity & Warrants	Total Investments
Fair value, beginning of period	$2,175,756	$79,596	$87,941	$36,227	$11,696	$2,391,216
Purchases of investments, net	595,117	3,998	38,162	8,044	14	645,335
Proceeds from sales and principal payments, net	(488,317)	(6,072)	(13,915)	(6,410)	—	(514,714)
Realized gain (loss) on investments	4,538	25	532	117	—	5,212
Net change in unrealized appreciation/(depreciation)	(1,867)	323	813	234	258	(239)
Net accretion of discount and amortization of investments	6,931	70	153	62	—	7,216
Ending balance	$2,292,158	$77,940	$113,686	$38,274	$11,968	$2,534,026
During the three and nine months ended September 30, 2026 and 2025, there were no transfers into or out of Level 2 or Level 3.

The following table presents the net change in unrealized appreciation (depreciation) for the Level 3 investments still held by the Company as of and for the three and nine months ended September 30, 2026 and 2025.

($ in thousands) Net Change in Unrealized Appreciation (Depreciation)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
First Lien Loans	$(392)	$(2,738)	$(12,977)	$(1,867)
Second Lien Loans	(188)	(143)	(1,339)	323
Unsecured Notes	(400)	643	(2,204)	813
Preferred Equity	9	159	(434)	234
Common Equity & Warrants	45	36	544	258
Total	$(926)	$(2,043)	$(16,410)	$(239)
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2026. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Adviser’s determination of fair value.

($ in thousands)	September 30, 2026
Investments	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
First Lien Loans	$2,329,805	Discounted Cash Flow	Discount Rate	5.7% - 18.0% (10.2%)
First Lien Loans	251,306	Market Transaction	Market Transaction	98.4% - 100.0% (99.1%)
First Lien Loans	20,786	Recovery Analysis	Recovery Rate	9.5x - 9.5x (9.5x)
Second Lien Loans	85,025	Discounted Cash Flow	Discount Rate	9.0% - 28.0% (13.0%)
Unsecured Notes	134,143	Discounted Cash Flow	Discount Rate	6.0% - 15.0% (13.0%)
Preferred Equity	28,519	Discounted Cash Flow	Discount Rate	12.0% - 35.0% (15.0%)
Preferred Equity	3,697	Enterprise Value Analysis	EBITDA Multiple	12.5x - 17.3x (16.6x)
Common Equity & Warrants	11,189	Enterprise Value Analysis	EBITDA Multiple	7.3x - 20.5x (17.0x)
Total	$2,864,470

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
Note 11. Earnings Per Share
In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. The methodology for the weighted average number of shares outstanding during the period utilizes the weighted average number of shares from the beginning of the period through the end of the period. Other potentially dilutive shares of Common Stock, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. For the three and nine months ended September 30, 2026 and 2025, there were no dilutive shares.
The following table sets forth the computation of basic and diluted earnings per share of Common Stock for the three and nine months ended September 30, 2026 and 2025:

($ in thousands, except share and per share information)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net increase (decrease) in net assets resulting from operations	$25,200	$32,029	$60,245	$95,182
Weighted average shares of common stock outstanding - basic and diluted	71,052,790	63,854,680	70,293,655	63,471,945
Basic and diluted net increase (decrease) in net assets resulting from operations per share of common stock	$0.35	$0.50	$0.86	$1.50

Note 12. Financial Highlights
The following per share of Common Stock data has been derived from information provided on the consolidated financial statements. The following is a schedule of financial highlights for the nine months ended September 30, 2026 and 2025:

($ in thousands, except share and per share information)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Per share of Common Stock operating performance:
Net asset value, beginning of period	$19.83	$19.85
Results of operations:
Net investment income (1)	1.27	1.43
Net realized gains (losses) and unrealized appreciation (depreciation) (2)	(0.42)	0.07
Net increase (decrease) in net assets resulting from operations	0.85	1.50

Distributions to Common Stockholders
Distributions from earnings	(1.32)	(1.44)
Net decrease in net assets resulting from distributions	(1.32)	(1.44)
Net asset value, end of period	$19.36	$19.91

Shares outstanding, end of period	71,392,436	66,064,391
Ratio/Supplemental Data
Net assets, end of period	$1,382,477	$1,315,531
Weighted average shares outstanding	70,293,655	63,471,945
Total return (3)	4.39%	7.72%
Portfolio turnover	15.00%	25.21%
Ratio of operating expenses to average net assets (4)	12.33%	12.77%
Ratio of net investment income (loss) to average net assets (4)	8.70%	9.54%
___________________________________________________________________________
(1)The per share of Common Stock data was derived by using weighted average shares outstanding during the period.
(2)The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year/period does not agree with the change in the aggregate appreciation and depreciation in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(3)Total return is based upon the change in net asset value per share between the opening and ending net asset values per share, assuming reinvestment of any distributions during the period. Total return is not annualized and does not include a sales load.
(4)The ratios reflect an annualized amount. For the nine months ended September 30, 2026 and 2025, the ratio of total operating expenses to average net assets was 12.40% and 12.77%, respectively, on an annualized basis, excluding the effect of the professional fee waiver. For the nine months ended September 30, 2026 and 2025, the ratio of net investment income to average net assets was 8.60% and 9.54%, respectively, on an annualized basis, excluding the effect of the professional fee waiver. Non-recurring expenses were not annualized. During the nine months ended September 30, 2026 and 2025, the Company incurred $39 and $35 of Offering Expenses, respectively, which were deemed to be non-recurring.
Note 13. Subsequent Events
Management has evaluated subsequent events and transactions for potential recognition and/or disclosure through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized on the consolidated financial statements as of and for the three and nine months ended September 30, 2026.

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
•our future operating results;
•our business prospects and the prospects of our portfolio companies;
•risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of any public health emergencies or crises;
•interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;
•the impacts of rising interest and inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies;
•general economic, political and industry trends and other external factors.
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with our Adviser and its affiliates;
•the dependence of our future success on the general economy and its effect on the industries in which we invest;
•the ability of our portfolio companies to achieve their objectives;
•the adequacy of our financing sources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
•the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
•our ability to maintain our qualification as a BDC and as a RIC under the Code;
•the effect of changes in tax laws and regulations and interpretations thereof; and
•the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K and elsewhere in this report.
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
As of September 30, 2026, we had called equity capital in the amount of $1,288.1 million. See “Equity" under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates calling additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.
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
Leverage
The amount of leverage that we employ will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage. As a result of complying with the requirements set forth in Section 61 of the 1940 Act, effective as of December 21, 2020 we are able to borrow amounts such that our asset coverage ratio is at least 150%, rather than 200%. As of September 30, 2026 and December 31, 2025, our asset coverage ratio was 181% and 188%, respectively.
In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets or capital commitments as collateral to financing facilities.

Financial and Operating Highlights

($ in thousands, except per share amounts)	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Total investment income	$73,878	$216,317
Total expenses	43,681	126,988
Net investment income (loss)	30,197	89,329
Total net realized gains (losses)	(45)	470
Total net change in unrealized appreciation (depreciation)	(4,952)	(29,554)
Net increase (decrease) in net assets resulting from operations	$25,200	$60,245
Per share information - basic and diluted:
Net investment income (loss)	$0.42	$1.27
Net increase (decrease) in net assets resulting from operations	$0.35	$0.86
Distributions declared per share	$0.43	$1.32

($ in thousands, except per share amounts)	As of September 30, 2026	As of December 31, 2025
Consolidated balance sheet data
Cash and cash equivalents	$65,960	$56,376
Investments at fair value	3,044,519	2,882,954
Total assets	3,135,288	2,963,047
Total debt (net of unamortized debt issuance costs)	1,695,463	1,544,985
Total liabilities	1,752,811	1,593,665
Total net assets	1,382,477	1,369,382
Net asset value per share	$19.36	$19.83
Other data:
Number of portfolio companies	153	127
Distributions declared per share	1.32	1.91
Total return based on net asset value[1]	4.39%	9.86%
___________________________________________________________________________
(1)Total return is based upon the change in net asset value per share between the opening and ending net asset values per share, assuming reinvestment of any distributions during the period. Total return is not annualized and does not include a sales load.

Portfolio and Investment Activity
Our investment activity for the three months ended September 30, 2026, is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	Three Months Ended September 30, 2026
New investment commitments:
Total new investment commitments	$122,033
Principal amount of investments funded:
First lien loans	$167,049
Second lien loans	4,308
Unsecured notes	297
Total principal amount of investments funded	$171,654
Principal amount of investments sold or repaid:
First lien loans	$(79,172)
Second lien loans	(10,000)
Unsecured notes	(2,158)
Total principal amount of investments sold or repaid	$(91,330)
Number of new investment commitments	11
Average new investment commitment	$11,094
Percentage of new investment commitments at floating rates	78.2%
Percentage of new investment commitments at fixed rates	21.8%
Weighted average yield to maturity on purchased or funded investments during the period (1)	9.6%
Weighted average yield to maturity on investments sold or repaid during the period	8.9%
_______________________________________
(1)Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.
As of September 30, 2026, we had 370 debt investments in 149 portfolio companies with an aggregate fair value of $2,980.7 million. As of December 31, 2025, we had 316 debt investments in 127 portfolio companies with an aggregate fair value of $2,820.7 million.

As of September 30, 2026 and December 31, 2025, our investments consisted of the following:

($ in thousands)	September 30, 2026			December 31, 2025
Investments:	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value
First Lien Loans	$2,726,590	$2,707,468	88.9%	$2,550,532	$2,549,002	88.4%
Second Lien Loans	134,778	121,282	4.0	141,741	133,093	4.6
Unsecured Notes	152,559	151,981	5.0	135,834	138,583	4.8
Preferred Equity	30,550	32,216	1.1	38,229	40,166	1.4
Common Equity and Warrants	24,081	31,572	1.0	17,133	22,110	0.8
Total Investments	$3,068,558	$3,044,519	100.0%	$2,883,469	$2,882,954	100.0%
The geographic composition of investments based on fair value as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
U.S.	96.3%	96.6%
Non-U.S.	3.7	3.4
Total	100.0%	100.0%
The industry composition of investments based on fair value as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
Capital Markets	3.7%	4.1%
Consumer Finance	2.0	2.3
Construction & Engineering	0.2	—
Diversified Consumer Services	0.3	0.5
Financial Services	14.0	14.7
Health Care Providers & Services	18.0	17.9
Health Care Technology	2.7	3.0
Insurance	17.2	19.0
IT Services	3.8	3.9
Professional Services	17.8	15.4
Real Estate Management & Development	6.4	5.6
Software	13.2	12.9
Technology Hardware, Storage & Peripherals	0.7	0.7
Total	100.0%	100.0%

The following table presents certain selected information regarding our investment portfolio as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026		December 31, 2025
Investments:
Number of portfolio companies	153		127
Median EBITDA	$144.9	million	$129.6	million
Percentage of performing debt bearing a floating rate	94.1%		96.1%
Percentage of performing debt bearing a fixed rate	5.9%		3.9%
Weighted average yield to maturity on total investments(1)	9.8%		9.7%
________________________________________
(1)Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.
The following table presents the maturity schedule of our debt investments based on fair value as of September 30, 2026 and December 31, 2025:

($ in thousands)	September 30, 2026		December 31, 2025
Maturity Year	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
2026	$25,121	0.8%	$48,869	1.7%
2027	81,551	2.7	125,756	4.5
2028	505,425	17.0	626,584	22.3
2029	377,649	12.7	410,123	14.5
2030	624,537	21.0	528,272	18.7
2031	660,392	22.2	599,120	21.2
2032	431,073	14.5	376,869	13.4
2033	187,178	6.3	25,506	0.9
2034	25,683	0.9	17,152	0.6
2035	2,075	0.1	3,914	0..1
2036	11,355	0.4	11,547	0.4
2037	46,727	1.6	46,966	1.7
2038	212	0.0	—	0.0
2056	1,753	0.1	—	0.0
	$2,980,731	100.0%	$2,820,678	100.0%
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
The following table shows the composition of our portfolio investments on the Adviser’s internal performance rating scale:

($ in thousands)	September 30, 2026		December 31, 2025
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$560,386	18.4%	$540,164	18.7%
2	2,221,609	72.9	2,160,900	75.0
3	215,063	7.1	158,374	5.5
4	47,461	1.6	23,516	0.8
5	—	—	—	—
	$3,044,519	100.0%	$2,882,954	100.0%
The following table presents the amortized cost of our performing and non-accrual investments as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$3,068,558	100.0%	$2,883,469	100.0%
Non-accrual	—	—	—	—
Total	$3,068,558	100.0%	$2,883,469	100.0%

The following table presents the fair value of our performing and non-accrual investments as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
($ in thousands)	Fair Value	Percentage	Fair Value	Percentage
Performing	$3,044,519	100.0%	$2,882,954	100.0%
Non-accrual	—	—	—	—
Total	$3,044,519	100.0%	$2,882,954	100.0%
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
Results of Operations
The following table presents the operating results for the three and nine months ended September 30, 2026 and 2025:

($ in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Total investment income	$73,878	$73,652	$216,317	$212,606
Less: total expenses	43,681	41,463	126,988	121,665
Net investment income (loss)	30,197	32,189	89,329	90,941
Total net realized gains (losses)	(45)	917	470	2,259
Total net change in unrealized appreciation (depreciation)	(4,952)	(1,077)	(29,554)	1,982
Net increase (decrease) in net assets resulting from operations	$25,200	$32,029	$60,245	$95,182
Investment Income
Total investment income consisted of interest income from investments, Payment in Kind interest income, dividend income from investments, interest from cash and cash equivalents and fee income. For the three and nine months ended September 30, 2026 and 2025, total investment income was comprised of the following:

($ in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Interest income from investments	$67,996	$69,355	$200,641	$202,640
Payment in Kind Interest Income	4,411	2,412	11,926	5,514
Dividend income from investments	1,001	1,494	3,061	3,892
Interest income from cash and cash equivalents	1	1	2	2
Fee income	469	390	687	558
Total investment income	$73,878	$73,652	$216,317	$212,606

For the three months ended September 30, 2026 and 2025, total investment income increased to $73.9 million from $73.7 million primarily due to an increase in the size of our debt portfolio, which at par, increased to $3,039.8 million from $2,666.9 million. For the nine months ended September 30, 2026 and 2025, total investment income increased to $216.3 million from $212.6 million also primarily due to an increase in the size of our debt portfolio, which at par, increased to $3,039.8 million from $2,666.9 million. For the nine months ended September 30, 2026 the weighted average yield on our portfolio decreased to 9.8% from 10.1% for the nine months ended September 30, 2025. For the three months ended September 30, 2026 and 2025, the Company recognized payment-in-kind ("PIK") income from investments of $5.2 million and 7.1%, and $2.4 million or 3.3%, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized payment-in-kind ("PIK") income from investments of $14.8 million or 6.8%, and $5.5 million or 2.6% of payment-in-kind ("PIK") income from investments, respectively.
Expenses
Operating expenses for the three and nine months ended September 30, 2026 and 2025 were as follows:

($ in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Base management fees	$9,937	$8,844	$29,055	$25,842
Incentive fees	5,360	5,683	15,795	16,051
Interest and credit facility fees	26,139	24,750	76,329	73,123
Offering costs	13	12	39	35
Professional fees	2,116	2,063	6,191	6,283
Directors fees	92	92	276	276
Insurance expenses	24	19	83	55
Professional fees waiver	—	—	(780)	—
Total expenses	$43,681	$41,463	$126,988	$121,665
Under the Administration Agreement, we will reimburse the Administrator for all reasonable costs and expenses incurred for services performed for us. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties, and we will reimburse the expenses of these parties incurred directly and/or paid by the Administrator on our behalf. The Administrator can waive any amounts owed to it under the Administration Agreement, at its discretion. For the three and nine months ended September 30, 2026, the Administrator waived $0 and $780, respectively, of sub-administration fees which will not be subject to reimbursement by the Company to the Administrator, and is included on the Consolidated Statement of Operations. For the three and nine months ended September 30, 2025, the Administrator did not waive any expenses owed to it under the Administration Agreement.
For the three and nine months ended September 30, 2026, the Company incurred $0.3 million and $0.9 million, of administrative overhead expenses, respectively. For the three and nine months ended September 30, 2025, the Company incurred $0.3 million and $0.7 million, of administrative overhead expenses, respectively.
For the three months ended September 30, 2026 and 2025, total expenses increased to $43.7 million from $41.5 million primarily due to an increase in management fees and an increase in interest and credit facility fees. For the three months ended September 30, 2026 and 2025 management fees increased to $9.9 million from $8.8 million due to an increase in total assets. For the nine months ended September 30, 2026 and 2025 total expenses increased to $127.0 million from $121.7 million primarily due to an increase in management fees and an increase in interest and credit facility fees. For the nine months ended September 30, 2026 and 2025 management fees increased to $29.1 million from $25.8 million due to an increase in total assets. For the three months ended September 30, 2026, the weighted average daily borrowings and interest rate on our floating rate credit facilities was $1,157 million and 5.7% compared to $954.7 million and 6.4% for the three months ended September 30, 2025. For the nine months ended September 30, 2026, the weighted average daily borrowings and interest rate on our floating rate credit facilities was $1,125.1 million and 5.7% compared to $945.7 million and 6.6% for the nine months ended September 30, 2025.

Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our Stockholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income, if any, for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our Stockholders, which generally relieve us from corporate-level U.S. federal income taxes and excise tax to the extent of such distributions. See “Item 1. Business—Material U.S. Federal Income Tax Considerations” in our Annual Report on Form 10-K filed with the SEC on March 6, 2026.
Net Realized Gains (Losses) and Unrealized Appreciation (Depreciation)
The following table summarizes our net realized gains (losses) and unrealized appreciation (depreciation) for the three and nine months ended September 30, 2026 and 2025:

($ in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net realized gains (losses) and unrealized appreciation (depreciation)
Total net realized gains (losses)	$(45)	$917	$470	$2,259
Total net change in unrealized appreciation (depreciation) on investments	(257)	(1,060)	(23,546)	1,999
Net change in unrealized appreciation (depreciation) from interest rate swaps	(4,824)	—	(6,948)	—
Total net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	129	(17)	940	(17)

Net realized gains (losses) and unrealized appreciation (depreciation)	$(4,997)	$(160)	$(29,084)	$4,241
The Adviser determines the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation.
During the three and nine months ended September 30, 2026, we had net change in unrealized appreciation (depreciation) on our investment portfolio of $(0.3) million, and $(23.5) million, driven primarily by a decrease in mark to market prices of our debt investments. During the three and nine months ended September 30, 2025, we had net change in unrealized (depreciation) appreciation on our investment portfolio of $(1.1) million and $2.0 million, respectively, driven primarily by fluctuations in the mark-to-market valuations of our debt investments.
During the three and nine months ended September 30, 2026, we had net change in unrealized appreciation (depreciation) from interest rate swaps of $(4.8) million and $(6.9) million, respectively, driven by fluctuations arising from our interest rate swaps. We did not record any unrealized appreciation (depreciation) from interest rate swaps for the three and nine months ended September 30, 2025.
During the three and nine months ended September 30, 2026, we had net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies of $0.1 million and $0.9 million driven by fluctuations arising from the translation of foreign currency borrowings. During the three and nine months ended September 30, 2025, we had net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies of $(0.01) million and $(0.01) million driven by fluctuations arising from the translation of foreign currency borrowings.

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
Equity
For the nine months ended September 30, 2026, we completed the following issuances of Common Stock:

($ in thousands, except share information)	Number of Common Shares Issued	Net Proceeds
Common Share Issuance Date
September 30, 2026⁽¹⁾	343,378	$6,685
June 30, 2026⁽¹⁾	336,457	6,555
April 1, 2026	495	10
March 31, 2026	1,267,768	24,992
March 31, 2026(1)	372,250	7,338
_______________________________________
(1)Shares were issued to Stockholders participating in our DRIP.
For the nine months ended September 30, 2025 , we completed the following issuances of Common Stock:

($ in thousands, except share information)	Number of Common Shares Issued	Net Proceeds
Common Share Issuance Date
September 30, 2025(1)	477,327	$9,511
September 30, 2025	1,756,667	35,000
June 30, 2025⁽¹⁾	335,985	6,666
March 31, 2025(1)	352,159	6,983
March 31, 2025	88,251	1,750
_______________________________________
(1)Shares were issued to Stockholders participating in our DRIP.
The issuances of Common Stock were made at a price at least equal to the current net asset value, with such calculation to be carried out consistent with our Valuation Policy. We had 71,392,436 shares outstanding as of September 30, 2026 and 69,072,088 shares outstanding as of December 31, 2025. Except with respect to shares of Common Stock issued under the DRIP, sales of Common Stock were made pursuant to subscription agreements entered into by us and our investors. Each of the sales of Common Stock is exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten business days’ prior notice to the funding date. As of September 30, 2026, we had received capital commitments totaling $1,514.7 million, of which $226.6 million remains unfunded. As of December 31, 2025, we had received capital commitments totaling $1,514.7 million, of which, $251.6 million remained unfunded.

Debt
Financing Facilities
The following tables show our outstanding debt, collectively referred to as the "Financing Facilities," as of September 30, 2026 and December 31, 2025:

	September 30, 2026
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value (2)
Revolving Credit Facility (3)	$850,000	$694,016	$155,984	$689,020
Secured Credit Facility	300,000	292,500	7,500	290,735
2029 Notes	200,000	200,000	—	198,466
Senior Notes	300,000	300,000	—	297,495
Truist Facility	250,000	222,000	28,000	219,747
Total	$1,900,000	$1,708,516	$191,484	$1,695,463

	December 31, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value (2)
Capital Call Facility	$65,000	$31,500	$33,500	$31,435
Revolving Credit Facility (3)	850,000	803,524	46,476	797,166
Secured Credit Facility	300,000	223,500	76,500	221,372
2029 Notes	200,000	200,000	—	198,133
Senior Notes	300,000	300,000	—	296,879
Total	$1,715,000	$1,558,524	$156,476	$1,544,985
___________________________________________________________________________
(1)The amount available may be subject to limitations related to the borrowing base under the Financing Facilities, outstanding letters of credit issued and asset coverage requirements.
(2)As of September 30, 2026 and December 31, 2025, all of our outstanding debt was categorized as Level 3 within the fair value hierarchy.
(3)As of September 30, 2026 and December 31, 2025, the Company recorded $967 and $(20), respectively, of unrealized translation gain/(loss) on borrowings denominated in foreign currency.
Capital Call Facility - On December 29, 2020, we entered into the Capital Call Facility (as defined in Note 7. Borrowings of the consolidated financial statements). At our option, the Capital Call Facility accrued interest at a rate per annum based on (i) daily simple SOFR plus an applicable margin of 2.35% or (ii) the greatest of (1) the prime rate or (2) the federal funds effective rate plus 0.5% plus an applicable margin of 1.35%. As of December 31, 2025, unamortized financing costs of $0.1 million were being deferred and amortized over the remaining term of the Capital Call Facility. As of September 30, 2026 and December 31, 2025, we had an outstanding balance of $0 and $31.5 million, respectively, on the Capital Call Facility. The Capital Call Facility is presented on the Consolidated Statements of Assets and Liabilities totaling $31.4 million as of December 31, 2025. The Capital Call Facility matured and was fully repaid on April 16, 2026.
Revolving Credit Facility - On June 28, 2021, SPCC Funding I LLC (the “SPV I”), a wholly-owned financing subsidiary of us, entered into the Revolving Credit Facility (as defined in Note 7. Borrowings of the consolidated financial statements), which as of September 30, 2026, allowed SPV I to borrow up to $850.0 million. As of September 30, 2026, advances under the Revolving Credit Facility bear interest at a per annum rate equal to: (a) for advances denominated in USD, Term SOFR, (b) for advances denominated in CAD, three-month term rate based on CORRA, (c) for advances denominated in GBP, the daily simple Sterling Overnight Index Average for each day, (d) for advances denominated in AUD, the three-month average bid reference rate administered by the Australian Financial Markets Association for Australian dollar bills, and (e) for advances denominated in Euros, the three-month Euro interbank offered rate, in each case, in effect, plus the applicable margin of 2.00% per annum (or, for advances denominated in GBP, 2.1193% per annum). SPV I has paid and will pay, as applicable, commitment fees set forth in the Revolving Credit Facility, on the average daily unused amount of the financing commitments, which as of September 30, 2026 is 0.60% per annum. As of September 30, 2026 and December 31, 2025, unamortized financing costs of $5.0 million and $6.4 million, respectively, are being deferred and amortized over the remaining term of the Revolving Credit Facility. As of September 30, 2026 and December 31, 2025, the Revolving Credit Facility had an outstanding balance of $694.0 million and $803.5 million, respectively. The Revolving Credit Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $689.0 million as of September 30, 2026 and $797.2 million as of December 31, 2025.
Secured Credit Facility - On August 14, 2023, SPCC Funding II LLC (the “SPV II”), a wholly-owned financing subsidiary of us, entered into the Secured Credit Facility (as defined in Note 7. Borrowings of the consolidated financial statements), which, as of September 30, 2026, allowed SPV II to borrow up to $250.0 million under an asset-based revolving loan facility and up to $50 million under an asset-based revolving loan facility, each of which has its own borrowing base. The Secured Credit Facility will mature on March 3, 2030, unless terminated earlier as provided. SPV II may draw and redraw loans under the Secured Credit Facility during a commitment period ending on March 3, 2028, unless the commitments are terminated earlier. Loans drawn under the Secured Credit Facility will bear interest at Term SOFR plus 2.00% per annum and, in the case of loans drawn in euros or British pound sterling, an additional currency benchmark adjustment will apply. As of September 30, 2026, and December 31, 2025, unamortized financing costs of $1.8 million and $2.1 million, respectively, are being deferred and amortized over the remaining term of the Secured Credit Facility. As of September 30, 2026, and December 31, 2025, the Secured Credit Facility had an outstanding balance of $292.5 million and $223.5 million, respectively. The Secured Credit Facility is presented in the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $290.7 million as of September 30, 2026 and $221.4 million as of December 31, 2025.
2029 Notes - On September 17, 2024, we entered into the September 2024 NPA (as defined in Note 7. Borrowings of the consolidated financial statements) governing the issuance of $200.0 million in aggregate principal amount of senior unsecured notes due September 15, 2029 (the “2029 Notes”). The 2029 Notes have a fixed interest rate of 6.70% per year, subject to a step up of (1) 1.00% per year, to the extent and for so long as the 2029 Notes fail to satisfy certain investment grade conditions and/or (2) 1.50% per year, to the extent and for so long as either the ratio of the Company’s secured debt to total assets exceeds specified thresholds, measured as of each fiscal quarter-end, or the Company fails to deliver the required quarterly or annual financial statements and related certificates when due. The 2029 Notes will mature on September 15, 2029, unless redeemed, purchased or repaid prior to such date by us in accordance with the terms of the 2029 Notes. As of September 30, 2026 and December 31, 2025, unamortized debt issuance costs of $1.5 million and $1.9 million, respectively, are being deferred and amortized over the remaining term of the 2029 Notes. As of both September 30, 2026 and December 31, 2025, the 2029 Notes had an outstanding balance of $200.0 million. The 2029 Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $198.5 million as of September 30, 2026 and $198.1 million as of December 31, 2025.
Senior Notes - On March 21, 2025, the Company entered into the March 2025 NPA (as defined in Note 7. Borrowings of the consolidated financial statements) governing the issuance of (i) $60.0 million in aggregate principal amount of senior unsecured notes due May 15, 2028 (the “2028 Notes”) and (ii) $240.0 million in aggregate principal amount of senior unsecured notes due May 15, 2030 (the “2030 Notes” and together with the 2028 Notes, the “Senior Notes”). The 2028 Notes will mature on May 15, 2028 and the 2030 Notes will mature on May 15, 2030, in each case, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the March 2025 NPA. As of September 30, 2026 and December 31, 2025 the carrying amount of the Company’s borrowings under the Senior Notes approximated its fair value. As of September 30, 2026 and December 31, 2025, unamortized debt issuance costs of $2.5 million and $3.1 million, respectively, are being deferred and amortized over the remaining term of the Senior Notes. As of September 30, 2026 and December 31, 2025 the Senior Notes had an outstanding balance of $300.0 million and $300.0 million. The Senior Notes are presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs, which results in an outstanding balance, totaling $297.5 million as of September 30, 2026 and $296.9 million as of December 31, 2025.
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
Truist Facility - On March 23, 2026, the Company entered into a Senior Secured Revolving Credit Agreement (the “Truist Credit Agreement”) (as defined in Note 7. Borrowings of the consolidated financial statements). The aggregate initial principal amount of the Truist Facility is $250.0 million, which may be increased up to $450.0 million through the exercise of an accordion feature, subject to certain conditions. The revolving period under the Truist Facility will terminate on the earlier of March 22, 2030 and the occurrence of a Trigger Event (which is defined in the Truist Credit Agreement in relation to the consummation of an initial public offering of the Company’s common stock) and the Truist Facility will mature on March 21, 2031, unless earlier terminated in accordance with the terms of the Truist Credit Agreement. As of September 30, 2026 the carrying amount of the Company’s borrowings under the Truist Facility approximated its fair value. As of September 30, 2026, unamortized financing costs of $2.3 million, are being deferred and amortized over the remaining term of the Truist Facility. As of September 30, 2026 the Truist Facility had an outstanding balance of $222.0 million. As of September 30, 2026, the Truist Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $219.7 million.
Liquidity
Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of September 30, 2026 and December 31, 2025:

	As of
($ in thousands)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$65,960	$56,376
Unused borrowing capacity (1)	191,484	91,476
Unfunded portfolio company commitments	(501,017)	(525,553)
Undrawn capital commitments	226,595	251,596
Total operational liquidity (2)	$(16,978)	$(126,105)
__________________________________________________________________________
(1)Unused borrowing capacity was adjusted as of December 31, 2025 to remove the maximum borrowing capacity under the Capital Call Facility given the Capital Call Facility would need to be repaid in full if we were to draw the remaining capital commitments. The unused borrowing capacity as of September 30, 2026 was not adjusted as the Capital Call Facility matured on April 16, 2026 and was fully repaid.
(2)We expect to maintain sufficient liquidity in the form of cash, financing capacity, liquid investments, and undrawn capital commitments from our investors to cover any outstanding unfunded portfolio company commitments we may be required to fund.
Distributions
For the nine months ended September 30, 2026, we declared the following distributions:

($ in thousands, except share information)	Payment Date	Distribution Rate per Share	Annualized Distribution Yield (1)	Distribution Paid
Record Date
September 29, 2026	September 30, 2026	$0.430	8.8%	$30,551
June 29, 2026	June 30, 2026	$0.430	8.8%	$30,406
March 30, 2026	March 31, 2026	$0.460	9.4%	$31,773
______________________________________________________________________________
(1)Annualized distribution yield is calculated as annualized quarterly declared distribution divided by weighted average net asset value over the period. Weighted average net asset value is based on the net asset value at the beginning of the quarter plus capital called and distributions reinvested during the quarter.

For the nine months ended September 30, 2025, we declared the following distributions:

($ in thousands, except share information)	Payment Date	Distribution Rate per Share	Annualized Distribution Yield (1)	Distribution Paid
Record Date
September 26, 2025	September 30, 2025	$0.475	9.5%	$30,320
June 27, 2025	June 30, 2025	$0.470	9.5%	$29,842
March 27, 2025	March 31, 2025	$0.490	10.0%	$30,896
(1)Annualized distribution yield is calculated as annualized quarterly declared distribution divided by weighted average net asset value over the period. Weighted average net asset value is based on the net asset value at the beginning of the quarter plus capital called and distributions reinvested during the quarter.

Commitments and Off-Balance Sheet Arrangements
Litigation and Regulatory Matters
From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We and the Adviser are not currently a party to any material legal proceedings.
Unfunded Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. As of September 30, 2026 and December 31, 2025, the Company had unfunded portfolio company commitments under loan and financing agreements in the amount of $501.0 million and $525.6 million, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.
Contractual Obligations
Our payment obligations for repayment of debt, which total our contractual obligations on September 30, 2026, include the following:

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Revolving Credit Facility	$850,000	$—	$850,000	$—	$—
Secured Credit Facility	300,000	—	—	300,000	—
2029 Notes	200,000	—	200,000	—	—
Senior Notes	300,000	—	60,000	240,000	—
Truist Facility	250,000	—	—	250,000	—
Total Contractual Obligations	$1,900,000	$—	$1,110,000	$790,000	$—
Hedging
In connection with certain portfolio investments, we may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while we can benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors could result in a poorer overall performance for us than if we had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions for either of the three or nine months ended September 30, 2026 and 2025.
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

As of September 30, 2026, 94.1% of our debt investments based on fair value were at floating rates. Our credit facilities, including our Revolving Credit Facility, Secured Credit Facility and Truist Facility also bear interest at floating rates.
Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2026, the following table shows the approximate annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors and assuming no changes in our investment portfolio and borrowing structure):

	Change in
Basis point change	Interest Income (1)	Interest Expense	Net Investment Income (Loss)
300	$86,699	$(42,855)	$43,844
200	57,800	(28,570)	29,230
100	28,900	(14,285)	14,615
(100)	(28,900)	14,285	(14,615)
(200)	(57,800)	28,570	(29,230)
(300)	(86,209)	42,855	(43,354)
——————————————————
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2026 (the end of the period covered by this report), our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) of the Exchange Act). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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
*Filed herewith.
**Furnished herewith
__________________________________________________________________________

1.Previously filed as an exhibit to Amendment No. 1 to the Company’s registration statement on Form 10 (File No. 000-56209) filed with the SEC on November 25, 2020.
2.Previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stone Point Credit Corporation

Date:	November 12, 2026	By:	/s/ Scott J. Bronner
Name: Scott J. Bronner
Title: Principal Executive Officer

Date:	November 12, 2026	By:	/s/ Steven P. Henke
Name: Steven P. Henke
Title: Principal Financial Officer